Form 10-K
period 2007-12-31
ENTROPIC COMMUNICATIONS INC
filed 2008-03-03
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-33844

Entropic Communications, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0947630
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6290 Sequence Drive

San Diego, CA 92121

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (858) 768-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of February 25, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $228,718,883 based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $5.75 per share on February 25, 2008. The registrant has elected to use February 25, 2008, as the calculation date because on June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a private company and there was no public market for its common stock.

There were 68,492,825 shares of the registrant’s common stock issued and outstanding as of February 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement, or the Proxy Statement, for the registrant’s 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2007.

ENTROPIC COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Entropic, Entropic Communications, c.LINK, RF Magic and our logo are among the trademarks of Entropic Communications, Inc. and/or its affiliates in the United States and certain foreign countries. Any other trademarks or trade names mentioned are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning our ability to achieve or sustain profitability; the competitive nature of the markets in which we compete and the effect of competing products and technologies; the demand for our products; the adoption of our technologies and the Multimedia Over Coax Alliance standard; the competitive nature of service providers; our dependence on manufacturers, sales representatives and other third parties; our ability to create and introduce new products and technologies; our ability to effectively manage growth; our ability to successfully acquire companies or technologies that would complement our business; the ability of our contract manufacturers to produce and deliver products in a timely manner and at satisfactory prices; the transitioning of our silicon products to improved manufacturing process technologies; our ability to protect our intellectual property and avoid infringement of the intellectual property of others; our reliance on our key personnel; the effects of government regulation; our ability to obtain sufficient capital to expand our business; the cyclical nature of our industry; our ability to effectively transact business in foreign countries; and our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act.

These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, and in our other filings with the Securities and Exchange Commission. These forward-looking statements reflect our management’s belief and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report on Form 10-K and are subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements in this Annual Report on Form 10-K.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

In this Annual Report on Form 10-K, “Entropic Communications, Inc.”, “Entropic Communications”, “Entropic”, the “Company”, “we”, “us” and “our” refer to Entropic Communications, Inc. and its subsidiaries, taken as a whole, unless otherwise noted.

PART I

Item 1.	Business

Overview

Entropic Communications is a leading fabless semiconductor company that designs, develops and markets systems solutions to enable connected home entertainment. Our technologies significantly change the way high-definition television-quality video, or HD video, and other multimedia content such as movies, music, games and photos are brought into and delivered throughout the home.

We are a pioneer of key technologies that enable connected home networking of digital entertainment over existing coaxial cable. We are a founding member of the Multimedia Over Coax Alliance, or MoCA, a global home networking consortium that sets standards for the distribution of video and other multimedia entertainment over coaxial cable. Our products include:

•	home networking chipsets based on the MoCA standard;

•	high-speed broadband access chipsets;

•	integrated circuits that simplify and enhance digital broadcast satellite, or DBS, services; and

•	silicon television tuner integrated circuits.

Our products allow telecommunications carriers, cable multiple service operators and DBS service providers, which we collectively refer to as service providers, to enhance and expand their service offerings and reduce deployment costs in an increasingly competitive environment.

Our home networking solutions capitalize on the worldwide conversion of multimedia content, including video, from analog to digital. Multimedia content is now easy to store on digital video recorders, or DVRs, gaming consoles, digital versatile disk, or DVD, recorders and personal computers. The ability to store this content on various devices has created “islands” of digital entertainment within the home. Our products bridge these islands and allow consumers to access their multimedia content throughout the home. Today, we are the only high-volume supplier of MoCA-compliant chipsets, which can be embedded in a wide variety of consumer electronic devices. Service providers can employ our solutions to offer consumer applications such as multi-room DVR, multi-room and online gaming, personal computer-to-television personal content sharing, and streaming of downloaded movies stored on a personal computer to a television.

We have extensive core competencies in video communications, networking algorithms and protocols, system-on-a-chip design, embedded software, mixed signal and radio frequency integrated circuit design, and communications and radio frequency systems. We use our considerable experience with service provider-based deployments to create solutions that address the complex requirements associated with delivering multiple streams of HD video into and throughout the home while seamlessly coexisting with video, voice and data services that are using the same coaxial cable infrastructure.

We were incorporated in Delaware in January 2001. Our principal executive offices are located at 6290 Sequence Drive, San Diego, California 92121, and our telephone number is (858) 768-3600. Our corporate website address is www.entropic.com. Our current and future annual reports on Form 10-K, future quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission, or SEC, are available, free of charge, through our website as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. Our SEC filings can be accessed through the investor relations section of our website. The information contained on, or accessible through, our website is not intended to be part of this or any other report we file with, or furnish to, the SEC. Our common stock trades on the Nasdaq Global Market under the symbol ENTR.

Industry Background

Intense competition among service providers seeking to maximize revenues is driving a revolution in the delivery of video and other multimedia content into and throughout the home. These service providers are making significant infrastructure investments to differentiate their offerings by adding new video services such as high-definition television, or HDTV, DVR and video on demand as well as bundled video, voice and broadband data, also referred to as “triple-play”, services. In fact, consumers typically pay a higher price for video services than for traditional voice and broadband services. According to Yankee Group, in 2006, cable service providers generated average revenue per user of $68.50 per month from digital cable television subscribers compared to $36.94 from broadband access subscribers, while telecommunications carriers generated average revenue per user of $47.09 per month from traditional voice subscribers and $32.81 from broadband access subscribers. A successful video offering is critical for service providers to increase average revenue per user, drive subscriber growth and reduce subscriber turnover.

Several favorable consumer entertainment trends are contributing to the increasing video and multimedia revenue opportunity for service providers. These trends include:

•

Increasing availability of digital multimedia content.    The conversion of multimedia content from an analog to a digital format is significantly increasing the amount and variety of video, music, photos and other multimedia content that consumers buy, receive and store.

•

Introduction of new multimedia applications.    An increasing number of multimedia applications utilize digital video and other multimedia content for consumer home entertainment. Some examples of these applications include video “timeshifting”, or the ability to pause, fast forward and rewind live or stored video, the ability to watch and record multiple television shows at once, video on demand, personal computer-to-television personal content sharing, multi-room and online gaming, and streaming of downloaded movies stored on a personal computer to a television. According to International Data Corporation, or IDC, approximately 90% of households in the United States, or 99 million households, subscribe to pay-television services including cable, satellite and telecommunications carrier television services. Also, according to S2 Data Corporation, approximately 500 million households worldwide will have cable or satellite pay-television subscriptions by 2011, representing nearly 50 percent of total worldwide television households.

•

Proliferation of digital multimedia devices within the home.    The Consumer Electronics Association, or CEA, estimates that an average U.S. household has three televisions, one desktop personal computer, one notebook or laptop personal computer, and a growing number of other digital multimedia devices such as DVRs, DVD players, CD players, MP3 players and gaming consoles. In particular, DVRs represent one of the fastest growing consumer electronics device categories. CEA estimates that one in three U.S. households now owns a DVR. Additionally, a key driver for the growth of the digital television market is the Federal Communications Commission’s, or FCC’s, mandate that all television broadcasts in the U.S. be in digital format by 2009. As a result, according to S2 Data Corporation, the number of households with single or multiple HDTVs is expected to increase from 20 million in 2006 to more than 60 million in 2011.

These trends have resulted in a growing number of “islands” of stored multimedia content within the home, including standard definition and HD video, movies and broadcast television programs. Service providers and original equipment manufacturers, or OEMs, have identified a tremendous opportunity to seamlessly bridge these “islands” and enable the sharing of such content across devices and between rooms throughout the home. According to iSuppli, the number of network-enabled devices is expected to increase from 321 million in 2007 to 760 million in 2011, representing a compounded annual growth rate of approximately 24%. To address this opportunity, service providers are introducing new customer premises equipment and service offerings such as multi-room DVR, which allows for video “placeshifting”, or the ability to access content from multiple locations and devices. For example, according to IDC, approximately 91% of DVRs shipped in 2006 in the United States were deployed by service providers. By providing customer premises equipment, service providers are able to easily introduce new services, simplify and enhance the user experience, and provide content security and service reliability. We believe service providers are competitively positioned to provide these services because they already have licensed access and distribution rights for premium video content and have established the infrastructure that enables carrier class quality of service, or QoS.

The stringent communications requirements associated with high-quality HD video and other multimedia content present a significant obstacle for service providers today. In response, service providers require technology solutions that enable the distribution of such content into and throughout the home while maintaining the requisite high-quality standards demanded by subscribers. For any such technology solution to succeed, we believe it must satisfy the following requirements:

•

High bandwidth, reliability and full QoS for HD video.    Due to the fact that video is a streaming, real-time, visual experience, video quality rapidly degrades with any errors or delays in packet delivery. A high-quality video experience requires reliable first-pass transmission, very low packet error rate, low latency and low jitter. Moreover, video consumes up to ten times more bandwidth than typical voice and data services and has higher QoS requirements. A connected home with capacity to support multiple high-quality HD video streams requires a high bandwidth network with net throughput in excess of 100 megabits per second.

•

Cost-effective deployment.    It is important for service providers to leverage the existing installed network infrastructure inside and outside the home to minimize incremental cost and expedite new service deployments. Service providers prefer plug-and-play installation of new services as opposed to having to dispatch a service vehicle to customer premises, often referred to as a “truck roll.” Service providers are focused on saving installation time and minimizing customer service calls, thereby reducing total costs to deliver video services.

•

Customer ease of use.    Most consumers have little tolerance for complicated consumer devices or service disruptions. Therefore, mainstream consumer adoption requires an easy to use and compelling service offering and plug-and-play service installation with minimal on-going maintenance.

•

Co-existence with other services and devices.    Consumers currently subscribe to a broad array of communications services, including traditional voice, cable, satellite or telecommunications carriers television, broadband access and cellular wireless, that are delivered using a number of different technologies. In addition, consumers may use a multitude of computing, communications and consumer electronics devices, such as personal computers, set-top boxes and televisions. Any successful home networking or access solution must seamlessly co-exist with existing services and devices without any interference or degradation in performance.

•

Security.    The ability to protect content and consumer privacy is a key element of any successful bundled service offering. Therefore, home networking and access solutions require data encryption and other security mechanisms.

To address these requirements, service providers are exploring home networking and access technology platforms that enable delivery of new services into and throughout the home. There are a variety of other technologies for delivering video into and throughout the home. Broadband access technology solutions include Data over Cable Service Interface Specifications, or DOCSIS, versions of Digital Subscriber Line, or xDSL, Ethernet and Worldwide Interoperability for Microwave Access, or WiMAX. Home networking technology solutions include Ethernet, HomePNA, HomePlug AV, Wi-Fi and WiMedia, which is based on ultra-wide band, or UWB, technology. We believe each of these other technologies currently have limitations in meeting all the requirements necessary to effectively deliver multiple streams of HD video and other multimedia content into and throughout the home.

Our Solutions

Entropic Communications provides systems solutions comprised of silicon integrated circuits with embedded software as a platform to enable delivery of multiple streams of HD video and other multimedia content into and throughout the home. Our solutions are based upon our ability to combine the following core competencies:

•

Video communications, networking algorithms and protocols.    We have extensive experience in defining and developing physical layer and media access controller protocols as well as networking, routing and security protocols. This includes expertise in advanced equalization, modulation and coding techniques, and contention-free media access controller protocols required for high quality of service video delivery.

•

System-on-a-chip design, mixed signal and embedded software capabilities.    Our ability to integrate multiple complex functions into a single silicon solution is a result of our significant experience in many disciplines, including embedded system architecture, high-speed very large-scale integration design, microcontrollers, embedded software, packet processing and high-performance mixed signal design. Our mixed signal design expertise includes designing high-performance analog-to-digital and digital-to-analog converters. We also have in-depth experience in packaging design and automated high-volume test development, which allows us to develop cost-effective solutions.

•

Radio frequency integrated circuit design expertise.    We have extensive experience developing highly-integrated radio frequency integrated circuits. Our broad radio frequency systems and design capability allow us to provide solutions that seamlessly integrate radio frequency functionality within a digital communications platform. Our team has extensive experience with the complex task of integrating digital, high-speed mixed signal and radio frequency integrated circuit designs into complementary metal-oxide semiconductor, or CMOS, systems-on-a-chip.

•

Comprehensive communications and radio frequency systems-level capabilities.    Our system-level knowledge is the result of significant experience supplying solutions for service provider networks and includes an understanding of the critical elements in coaxial cable and satellite networks, such as service provider equipment and other devices both inside and outside the home.

•

Domain expertise in operator-based deployments.    We have close working relationships with service providers, their original design manufacturer, or ODM, and OEM partners, and the consumer electronics markets that they serve. Our extensive experience with service provider deployments allows us to deliver rapid time-to-market solutions over multiple generations of customer premises equipment and access equipment. These close relationships allow us to contribute to and gain insight into future service provider, ODM and OEM roadmaps.

Our products include home networking, broadband access, DBS outdoor unit and silicon television tuner solutions. Our solutions target applications in all HD video and other multimedia content distribution networks through cable, satellite, telecommunications and terrestrial mediums. Our solutions are currently used in consumer electronic and networking devices, including set-top boxes, broadband routers with embedded wireless home networking (utilizing in-home coaxial cables as a wireless “backbone” to increase the coverage of the wireless home network), optical network terminals, low-noise block converters, multi-room DVRs, residential gateways and ethernet-to-coax-bridges, and can potentially be used in other devices, such as digital televisions, gaming consoles, media servers and network attached storage devices.

Home Networking

Our home networking solutions target a large and rapidly growing market. According to iSuppli, the worldwide home networking silicon total available market is expected to grow from $1.1 billion in 2007 to $3.1 billion in 2011, representing a compounded annual growth rate of approximately 29%. Our home networking solutions are based on the MoCA standard. We are a founding member of MoCA, which was established in 2004 and currently has more than 55 members that include major service providers, communications equipment companies, semiconductor manufacturers and consumer electronics companies. MoCA-based products use existing coaxial cable to create a robust internet protocol-based network for easy sharing of HD video and other multimedia content throughout the home. According to SNL Kagan Data, as presented by the National Cable Television Association, more than 112 million occupied homes in the United States are wired with coaxial cable. Based on U.S. Census Bureau data, this represents 98% of all U.S. households. We expect that MoCA-based products will be widely accepted by service providers for digital home entertainment networking.

The implementation of home networking chipsets based on the MoCA specification requires expertise in multiple technical disciplines as well as extensive integration and testing. Any home network technology using the existing coaxial cable must overcome the inherent constraints of such infrastructure. The in-home coaxial cable network was designed to isolate individual cable outlets from each other in order to eliminate potential video signal interference between television sets that reside at different coaxial cable outlets in the home. The successful implementation of MoCA requires integrated circuits that support high wirespeed signal transmission and enable low-level signal detection, real-time error correction and recovery. The broad range of expertise required for such implementation includes physical layer and media access controller system engineering, radio frequency integrated circuit and high-speed mixed signal design, complex baseband system-on-a-chip experience and embedded software expertise. In addition, MoCA designs must undergo a formal certification process in order to ensure interoperability and full compliance with the MoCA specification.

We are currently the only high-volume supplier of MoCA-compliant chipsets. We have been working on home networking technologies on which the MoCA specification is based since 2001 and began shipping production quantities of MoCA-compliant chipsets in December 2004. We are currently shipping our second generation of MoCA-compliant products. As of December 31, 2007, MoCA had certified 20 products from 11 different ODMs and OEMs, all of which use our home networking chipsets. Our MoCA-compliant chipsets are incorporated in the equipment being deployed by Verizon Communications Inc. as part of its FiOS offering. We are currently the exclusive provider of chipsets that enable home networking applications such as multi-room DVR for such offering as well as connectivity between Verizon’s fiber optic network termination and existing home coaxial cabling.

However, other semiconductor companies may, in the future, supply competing products for the FiOS offering. On January 28, 2008, Verizon announced that it had over one million FiOS TV subscribers, and over 1.5 million FiOS Internet customers. We believe that our pioneering role in developing the MoCA standard and our success to date in providing these solutions position us well to continue to be the leading provider of MoCA-compliant connected home entertainment solutions. Our MoCA-compliant home networking solutions provide the following key benefits:

•

High data rates.    In field trials defined and conducted by MoCA, our first generation solutions consistently delivered net throughput in excess of 110 megabits per second in real world conditions with no loss in performance when multiple devices were connected to the network. This performance enables sharing of multiple simultaneous streams of HD video. Our second generation solutions continue to have a physical layer rate of up to 270 megabits per second and we have increased net throughput to up to 175 megabits per second. The physical layer rate refers to the maximum speeds of the physical layer of our integrated circuits, while net throughput refers to the rate at which data is actually made available to applications and experienced by users.

•

High-quality video experience.    Our solutions provide a reliable and high-quality video experience for the consumer that meets service provider requirements. Our solutions operate at frequencies on the coaxial cable that do not interfere with other services or devices. Our physical layer and media access controller provide a very low native packet error rate, without retransmissions, that is essential for service provider-quality HD video. Our media access controller is time coordinated and eliminates collisions in the network. Our solution also provides prioritized QoS and a reserved bandwidth, or parameterized QoS.

•

Ease of installation and use.    Our solutions leverage the existing coaxial cable infrastructure and do not require expensive new wiring in the home. The plug-and-play installation of our solutions makes it easy for consumers to install and use and allows service providers to rapidly deploy new services. Both of these features enable service providers to minimize costly truck rolls.

•

Security and reliability.    Our solutions operate on coaxial cable, which is a shielded, wired medium that can be simply isolated from neighboring home networks through both logical and physical means. We support service provider-based conditional access systems and related digital rights management and provide basic encryption for consumer privacy of personal multimedia content. In addition, our solutions create a self-healing network that provides high levels of fault tolerance and reliability.

•

Remote upgrade and diagnostics.    Our solutions allow service providers to remotely upgrade firmware which gives them the ability to continuously enhance the features of their service offerings without truck rolls. Our solutions’ remote diagnostics tools also allow service providers to remotely diagnose and potentially remediate the home coaxial cable environment.

Broadband Access

Our broadband access solutions are designed to meet broadband access requirements in areas characterized by fiber optic networks that terminate within one kilometer of a customer premises. In particular, our solutions allow cable multiple service operators with fiber optic deployments to offer broadband access services that are competitive with very high-speed digital subscriber line, or VDSL, services offered by telecommunications carriers. According to IDC, worldwide broadband service subscriptions for our current target market, which consists of cable modem and fiber-to-the-home deployments, are expected to increase from 104 million in 2007 to 160 million in 2011. We believe that we are at an early stage in penetrating these large target markets.

Our broadband access solutions use coaxial cable infrastructure to deliver “last kilometer” connectivity for high-speed broadband access to single-family homes and multiple dwelling units. They incorporate the same physical layer used in our home networking products and a different network-optimized media access controller technology. Our broadband access solutions offer high performance with net throughput in excess of 100 megabits per second. The point-to-multi-point architecture of our solutions currently supports up to 31 subscribers on a single radio frequency channel. Our solutions can simultaneously support up to four channels over a single coaxial cable. As a result, our solutions are scaleable up to 124 subscribers over a single distribution cable, supporting an effective physical layer rate of over one gigabit per second. Our broadband access solutions are currently being deployed by Jupiter Telecommunications Co., Ltd., or J:COM, as part of its broadband access service offering in Japan and by Arelum Broadcasting Network Corp., or ABN, in Korea. Our high-speed broadband access solutions enable digital voice, streaming video downloads, high-speed broadband data and bundled triple-play services.

DBS Outdoor Unit

Our DBS outdoor unit solutions target the large and growing digital broadcast satellite market. According to IMS, worldwide households with digital satellite free-to-air and pay-television are expected to increase from approximately 266 million in 2007 to 377 million in 2011. In a traditional satellite installation, the ability to select multiple channels simultaneously may require multiple cables from the satellite dish to the set-top box. For example, in order to simultaneously view and record separate programs from the full channel lineup with DVRs in three rooms in a house, a user would need six separate cables from outside the home. Our DBS outdoor unit products can significantly reduce the deployment costs for digital broadcast satellite providers by allowing them to send multiple video streams from individual or multiple satellites into the home over a single cable. This simplified cabling architecture enables digital broadcast satellite providers to deploy set-top boxes, with multiple tuner capabilities, in multiple rooms and roll out new services without expensive installation and retrofitting while improving aesthetics. We believe that our solutions can improve the competitiveness of digital broadcast satellite services by reducing subscriber acquisition costs, decreasing additional services deployment costs and enabling a more attractive product offering. We are at an early stage in penetrating this target market.

Our DBS outdoor unit products include band translation switch and channel stacking switch integrated circuits which are highly complex single-chip radio frequency integrated circuits that integrate multiple independent signal receivers and multiple discrete analog functions onto a single silicon die. Moreover, as many as four channel stacking switch integrated circuits can be linked to provide up to 12 digital broadcast satellite signals on a single cable. Our band translation switch products, which were specifically designed to operate with EchoStar Satellite L.L.C.’s service offerings, are sold only to customers who incorporate them into products deployed by EchoStar. We sell our channel stacking switch products to customers who incorporate them into products deployed by other digital broadcast satellite service providers. We are the pioneers in developing band translation switch and channel stacking switch radio frequency integrated circuits and we have helped to define the standard for satellite signal distribution over a single cable in conjunction with members of the European Committee for Electrotechnical Standardization, or CENELEC. We believe that single cable standardization will lead to more rapid adoption and further expand the market for our products. Our band translation switch products are currently used in outdoor equipment deployed by EchoStar and our channel stacking switch products are currently used in outdoor equipment deployed by DIRECTV and other service providers.

Silicon Television Tuner

We provide silicon television tuner integrated circuits for satellite, cable and terrestrial applications that conform to most major digital video broadcast standards, including the U.S. and international HDTV standards. According to IMS, worldwide shipments of satellite, cable and terrestrial set-top boxes and integrated digital televisions are expected to increase from approximately 186 million in 2007 to 277 million in 2011. Many of these set-top boxes and integrated digital televisions will have multiple television tuners to enable advanced features such as DVR, watch-and-record functionality and picture-in-picture viewing, further expanding the market for television tuner integrated circuits. Our tuner integrated circuits integrate radio frequency functions, including those performed by a surface acoustic wave filter, with other major discrete components onto a single die while maintaining the performance of traditional non-silicon can tuners. Our highly integrated solutions significantly reduce our customers’ design costs and shrink the tuner footprint in consumer electronics devices. We believe that the performance and small footprint of our tuners will lead to greater adoption of multiple-tuner applications across a broad range of consumer electronics.

Our Strategy

Our goal is to be the leading provider of systems solutions for the connected home entertainment market by enabling the delivery of multiple streams of HD video and other multimedia content into and throughout the home. The key elements of our strategy are to:

•

Extend our technology leadership.    We believe that our success has been, and will continue to be, largely attributable to our interdisciplinary skill set that we leverage to create innovative systems-level solutions. As the incumbent supplier of key MoCA-compliant technologies in service provider-based deployments, we gain critical insight into next generation product and system requirements. We have and will continue to use these insights to enhance our products. For example, we recently introduced a number of new features for our home networking products, including net throughput enhancements, parameterized QoS, expanded node support and remote diagnostic capabilities. We successfully worked with other members of MoCA to promote the adoption of these new features in the MoCA 1.1 specification. We intend to extend our technology leadership by focusing on our research and development efforts and through targeted technology acquisitions.

•

Expand relationships with industry leaders and customers.    We work very closely with leading service providers around the world to increase the adoption of connected home entertainment solutions that utilize our technology. We have been selected in deployments by leading service providers such as Verizon, EchoStar and DIRECTV and leading ODMs and OEMs such as Motorola, Actiontec and Jabil Circuit. We believe that expanding our relationships with these companies and further aligning our product and technology roadmap with their strategies will contribute to our future growth. We intend to expand our existing customer relationships by securing additional design wins with our customers and by positioning our connected home entertainment technology as the key differentiator in next generation customer premises equipment. Further, we will leverage the retail after-market opportunities for MoCA-enabled consumer electronic devices.

•

Continue to broaden our solutions.    We seek to provide our customers with full platform solutions. For example, our company was originally focused on the development of MoCA home networking solutions and we have since expanded our product offerings to include broadband access, DBS outdoor unit and silicon television tuner solutions. Over time, we intend to add additional features and capabilities to our products and provide platform solutions to address the large and growing connected home entertainment market.

•

Expand our presence in international markets.    Historically, we have been principally focused on ODMs and OEMs that supply equipment for service provider-based deployments in the United States. We intend to continue to expand our sales and technical support organization to broaden our service provider reach in international markets, primarily in Asia and Europe. For example, we are actively marketing our broadband access solutions in Korea and China, our DBS outdoor unit solutions in Europe and our tuner products in Europe and Asia.

•

Drive industry standards.    We use our technology leadership to define specifications and drive industry standards, such as MoCA, which we believe will lead to widespread adoption of our solutions. In Europe, we have actively worked with members of CENELEC to develop a standard for satellite signal distribution over a single cable. We intend to continue to participate in other standards-settings bodies that we believe will influence our target markets, including Universal Plug and Play, CableLabs, the Institute of Electrical and Electronics Engineers and Digital Living Network Alliance.

Our Products

We offer products that provide solutions for the delivery of HD video and other multimedia content into and throughout the connected home. Our products include home networking, broadband access, DBS outdoor unit and silicon television tuner solutions. The chart below lists, for each of our products, their descriptions, target markets and representative target devices or applications:

Product	Description	Target Markets	Representative Target Devices or Applications
Home Networking
EN101x	Coaxial network interface radio frequency integrated circuit	Networked home entertainment devices	Multi-room DVR, set-top box, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal

EN2xxx	Coaxial network controller integrated circuit	Networked home entertainment devices	Multi-room DVR, set-top box, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal

Broadband Access
EN101x	Coaxial network interface radio frequency integrated circuit	Broadband Access, internet protocol television, and voice over internet protocol	Optical network terminal, point-of-entry network controller, and access customer premises equipment for single family homes and multiple dwelling units

EN3011	Access network controller integrated circuit	Broadband Access, internet protocol television and voice over internet protocol	Optical network terminal and point-of-entry network controller for single family homes and multiple dwelling units

EN3230	Access client integrated circuit	Broadband Access, internet protocol television and voice over internet protocol	Access customer premises equipment for single family homes and multiple dwelling units

DBS Outdoor Unit
RF5000	Band Translation Switch—Dual 2-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units

RF510x	Band Translation Switch—Triple 2-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units

RF520x	Channel Stacking Switch—3-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units

RF521x	Channel Stacking Switch—3-channel integrated circuit	Global digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units

Silicon Television Tuners
RF4000/4400	Silicon Tuner integrated circuit—Digital Terrestrial	Digital television and recorders	HDTV, DVR, personal computer and converter boxes

RF4800	Silicon Tuner integrated circuit—Digital Cable	Cable set-top boxes and cable-ready television	DVR, set-top box and cable modem

Our Technology

We believe that we possess the expertise and experience, breadth and depth of technologies and the skills required to address and compete effectively in our target markets. These capabilities result from our in-depth understanding of the environments in which we operate, knowledge and experience with customer and operator requirements, and extensive communications system understanding.

Home Networking

Our home networking products are based on an innovative platform technology that allows very high-speed and reliable communications between coaxial cable home outlets without the need to modify the home coaxial cable system and without interfering with existing cable television services. This technology has been designed to address the very difficult communications environment of the coaxial cable home network architecture. We have developed an in-depth understanding of the home coaxial cable environment as a result of extensive testing and characterization of both the coaxial cable home network and its components, such as splitters, cables, taps and home entertainment devices including television sets and set-top boxes. These tests provided us with a large database of home coaxial cable network characteristics from which we have developed a set of tools and models that we use to optimize our solutions for this environment.

Coaxial home cabling is designed for “vertical” communications to and from the cable system head-end to the devices connected to coaxial cable outlets in the home, such as television sets and set-top boxes, and has in the past primarily been used for the delivery of cable television, data (cable modem) and, more recently, VoIP, also known as voice over internet protocol services. The in-home coaxial cable architecture has been specifically designed to prevent inter-outlet communications through the use of splitters with high port-to-port isolation. This leads to a highly dispersive physical layer channel, over which it is difficult for typical digital communication systems to operate. The historical inability to address these issues associated with in-home coaxial cable architecture has contributed to the creation of “islands” of digital entertainment within the home.

Our home networking technology is a full-mesh, peer-to-peer network. It overcomes the inherent limitations of home coaxial cable cabling and enables high-speed “horizontal” communications between the outlets in cable homes. This is accomplished through a combination of an adaptive physical layer that optimizes the signal modulation in order to maximize the channel capacity of the in-home coaxial cable network and a unique media access controller protocol that maintains very low latency independent of network load by allocating channel resources without contention or retransmission. The system simplifies installation and maintenance requirements through the use of an ad-hoc network controller functionality, which makes the network self-healing and provides redundancy. Our home networking solution is implemented using an efficient and flexible architecture through an optimized combination of hardware, firmware, software and cost effective radio frequency integrated circuit and system-on-a-chip implementations.

The following graphic demonstrates how our home networking technology enables horizontal communications between home coaxial cable outlets, providing room-to-room connectivity, in addition to the vertical communications path traditionally used in the home coaxial cable system:

Our home networking technology has been selected as the basis for the MoCA standard for home networking over coaxial cable after a selection process that involved an extensive and successful field trial conducted by MoCA. The field trial demonstrated that our home networking technology repeatedly achieved a very reliable net throughput in excess of 110 megabits per second at acceptable packet error rate levels to support in-home video distribution at quality levels appropriate for service provider-based pay-television developments. This net throughput allows for the simultaneous delivery of four full-rate HDTV channels and other services, such as voice and data.

Broadband Access

Our broadband access solutions use coaxial cable infrastructure to deliver “last kilometer” connectivity for high-speed broadband access to single-family homes and multiple dwelling units. Our solutions are designed to work on passive coaxial cable networks. This means that a fiber node in the hybrid fiber coaxial, or HFC, network, or the passive optical network, or PON, terminates at the last active device in a coaxial cable wide area network. This termination point is typically within 600 meters of a customer’s premises. For active or passive coaxial cable distribution plants extending up to 1.2 kilometers, cable operators can use a c.LINK®-compliant distribution amplifier which increases coverage while delivering the same throughput performance. Our solutions are based on our c.LINK Access technology and provide efficient communications between an access node, such as a fiber termination in the basement of an apartment building, and the cable outlets in each apartment throughout the building.

The c.LINK Access technology utilizes a single radio frequency channel for communicating in both the “upstream” and “downstream” directions. This allows flexibility in the allocations of the amount of information transmitted in either direction. For example, if a user has a significant amount of information to send from a computer, such as video files or photos loading to a server on the Internet, the c.LINK Access technology can allocate the available resources for the requisite time duration to this “upstream” direction. Also, since the access node device and the client do not transmit and receive simultaneously, the device can share much of the front-end circuitry for both transmit and receive functions, resulting in additional cost savings. Since communications to different nodes in the network and to or from each device are accomplished through the time division of the radio frequency channel, a single device using our c.LINK Access technology at the access node can communicate with as many as 31 clients, resulting in a cost-effective solution for high-speed broadband access. Our solution is also able to simultaneously support up to four channels over a single coaxial cable. As a result, our solution is scalable up to 124 subscribers over a single distribution cable supporting an effective physical layer rate of over 1 gigabit per second.

DBS Outdoor Unit

Our DBS outdoor unit solutions simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable. This capability is critical to allow a satellite receiver to enable picture-in-picture viewing or to record and watch two or more programs simultaneously, using a single cable. In cable television systems, all the channels are available over the coaxial cable connected to the television set or the cable set-top box. In satellite systems, the number of channels available from multiple satellites typically exceeds the channel carrying capabilities of the connecting cable. The channel stacking switch and band translation switch technologies are designed to select desired satellite channels and re-arrange them for delivery to the indoor set-top box over a single connecting cable. This single cable connects the outdoor unit to either many set-top boxes in and around the home or a media center inside the home, and delivers all the programs being viewed on the various devices inside the home. In a legacy system that does not use the channel stacking switch and band translation switch technologies, additional cables may be required as the numbers of simultaneously viewed satellite channels or the number of simultaneously viewed programs increases.

The implementation of such complex radio frequency processing in an integrated radio frequency integrated circuit requires our unique radio frequency system architecture and design capabilities, including the design of multiple, independently operable, low noise oscillators on a single die, cross-point switching and high isolation techniques realized in both circuit design and advanced floor planning methodologies.

Silicon Television Tuners

Our radio frequency technology is well suited for the design of low-cost, high-performance, low-power and small footprint, satellite, terrestrial and cable single and multiple television tuner integrated circuits. Our silicon television tuner integrated circuits integrate radio frequency functions, including those performed by a surface acoustic wave filter, with other major discrete components into a single die while maintaining the performance of traditional non-silicon can tuners. Our system architecture is capable of addressing today’s legacy standard interfaces to digital demodulation integrated circuits, and at the same time is optimized for future interfaces. This architecture is also ideal for an integrated, multiple tuner, single integrated circuit implementation. Our low noise, high dynamic range front-end and low phase noise design combined with the integrated, tunable, high selectivity radio frequency filters ensures that we can meet the stringent requirements of both terrestrial and cable applications. Our fully-integrated, auto-calibrated, analog signal processing and high isolation techniques, including advanced floor-planning methodologies, enable us to design multi-standard, multiple tuners on a single silicon die.

Customers

We work closely with ODMs, OEMs and leading service providers around the world to increase the adoption of connected home entertainment solutions that incorporate our technology. Service providers that utilize our products are mainly served by leading consumer electronic ODMs and OEMs of connected home entertainment solutions. We have been selected by leading equipment manufacturers such as Actiontec, Jabil Circuit and Motorola for deployments by leading service providers such as DIRECTV, EchoStar, J:COM and Verizon. In 2007, we derived revenues from more than 80 customers globally.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenues. For the year ended December 31, 2007, ten customers accounted for approximately 96% of our revenues, and Motorola, Actiontec and Jabil Circuit accounted for 39%, 26% and 15%, respectively, of our revenues. In addition, we depend on a limited number of service providers that purchase products from our customers that incorporate our products. During the year ended December 31, 2007, products sold to our customers that were incorporated into products purchased by Verizon and EchoStar accounted for substantially all of our revenues.

For the year ended December 31, 2007, 93.5% of our revenues were derived from Asia, 3.7% were derived from Europe, and 2.8% were derived from the United States and other North American countries. For the year ended December 31, 2006, 98.6% of our revenues were derived from Asia, 1.3% were derived from the United States and other North American countries and less than 1% were derived from Europe. Many of our ODM and OEM customers in Asia incorporate our chipsets into products that they sell to U.S.-based service providers.

Research and Development

We believe our future success depends in part on our ability to introduce enhancements to our existing products and to develop new products for existing and emerging markets. We work closely with service providers and their ODM and OEM partners to understand their requirements and align our research and development efforts to meet their system requirements. We are also actively engaged in advancing the MoCA standard through our research and development efforts. We have assembled a team of highly skilled design engineers with core competencies in complex communications chipsets, radio frequency integrated circuits and embedded application software expertise. Our engineers are responsible for new product development efforts while continuing to enhance existing products and provide critical technical support to our customers.

As of December 31, 2007, we had 193 full-time employees engaged in research and development, including 25 employees in operations. Our research and development expense was $35.2 million, $11.6 million and $9.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Manufacturing

We use third party foundries and assembly and test contractors to manufacture, assemble and test our products. This outsourced manufacturing approach allows us to focus our resources on the design, sales and marketing of our products and avoid the cost associated with owning and operating our own manufacturing facility. Our engineers work closely with foundries and other contractors to increase yields, lower manufacturing costs and improve quality.

We currently outsource the manufacturing of our home networking and our broadband access products principally to Taiwan Semiconductor Manufacturing Company, or TSMC, and the manufacturing of our DBS outdoor unit and silicon television tuner products to Jazz Technologies, Inc. Our products are shipped from such third party foundries to third party assembly and testing facilities. Our home networking and our broadband access chipsets are primarily assembled and tested by Amkor Technology, Inc., while our DBS outdoor unit and silicon television tuner products are primarily assembled by Amkor and tested by Giga Solution Tech Co., Ltd. We do not have a guaranteed level of production capacity from any of our subcontractors’ facilities to produce our products. We have implemented a robust quality management system, designed to assure high levels of product quality for our customers. We have completed and have been awarded ISO 9001:2000 certification. In addition, the independent foundries, assembly and test subcontractors identified above have been awarded ISO 9001:2000 certifications, among others.

Sales and Marketing

We sell our products worldwide through multiple channels, including our direct sales force and our network of domestic and international sales representatives and distributors. We have strategically located our direct sales personnel in the United States, Europe, China and Taiwan, where each salesperson has specific end-user market expertise. Our sales directors focus their efforts on leading ODMs and OEMs. We also have field application engineers who provide technical support and assistance to existing and potential customers in designing, testing, qualifying and certifying systems that incorporate our products.

Our sales cycles typically take a significant amount of time to complete, requiring a substantial expenditure of resources before realization of revenue from product sales, if at all. Such long sales cycles mean that service providers’ and ODM and OEM customers’ product selections, once made, are normally difficult to change. As a result, a design loss to one of our competitors may negatively impact our financial results for several years. Similarly, design wins may result in an extended period of revenue opportunities.

Our sales and marketing strategy is to achieve design wins with leading ODMs and OEMs and mass deployment of our solutions with service providers worldwide. This requires us to work extensively and collaboratively with our ODM and OEM customers as well as the service providers who purchase products from them. As a result, we believe that our established relationships allow us faster time to market and will lead to greater proliferation of our solutions.

Our marketing group focuses on our product strategy and management, product development roadmaps, product positioning, new product launch and transition, demand assessment and competitive analysis. The group also ensures that product development activities, product launch, channel marketing program activities, and ongoing demand and supply planning occur in a well-managed and timely manner in coordination with our development, operations and sales groups as well as our service provider representatives, ODMs and OEMs. Our marketing group also has programs in place to heighten industry awareness of our company, products and technologies, including participating in technical conferences, support of industry initiatives such as MoCA, publication of technical whitepapers and exhibition at trade shows.

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customers’ needs; customer orders generally can be canceled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and therefore, we believe that backlog is not necessarily a reliable indicator of future revenue levels.

Competition

The markets for our products are extremely competitive and are characterized by rapid technological change, evolving industry standards and new demands for features and performance of multimedia content delivery solutions. We believe the principal competitive factors in our markets include the following:

•	the adoption of our products and technologies by service providers, ODMs and OEMs;

•	the performance and cost effectiveness of our products relative to our competitors’ products;

•	our ability to deliver high quality and reliable products in large volumes and on a timely basis;

•	our ability to build close relationships with service providers, ODMs and OEMs;

•

our success in developing and utilizing new technologies to offer products and features previously not available in the marketplace that are technologically superior to those offered by our competitors;

•	our ability to identify new and emerging markets and market trends;

•	our ability to recruit design and application engineers and other technical personnel; and

•	our ability to protect our intellectual property and obtain licenses to the intellectual property of others on commercially reasonable terms.

We believe that we compete favorably with respect to each of these criteria. However, conditions in our markets could change rapidly and significantly as a result of technological advancements or the adoption of new standards for the delivery of HD video and other multimedia content. In addition, many of our current and potential competitors have longer operating histories, significantly greater resources, stronger name recognition and a larger base of customers than we do. This may allow them to respond more quickly than we are able to respond to new or emerging technologies or changes in customer requirements or it may allow them to deliver products that are priced lower than our products or which include features and functions that are not included in our products.

In the market for home networking solutions, we are currently the only high-volume supplier of MoCA-compliant chipsets. In the near-term, therefore, we believe our primary competition in this market will be from companies that offer products based on non-MoCA home networking solutions, such as Ethernet, HomePNA, Home Plug AV, Wi-Fi and WiMedia. In the future, we expect other semiconductor manufacturers to compete with us in the manufacture and sale of MoCA-compliant chipsets. In the broadband access market, our broadband access products compete with other, more well-established high-speed wide area networking technologies such as DOCSIS, xDSL and WiMAX. While we believe that our products compete favorably against alternative technologies in these markets, the ultimate competitiveness of our products is highly dependent on, and sensitive to, the particular facts and circumstances of each service provider and its end user customers such as the type of media content being distributed, the environment in which the distribution is taking place, the available network bandwidth and distribution mediums, and the number of devices connected to a network. In the digital broadcast satellite market, our band translation switch and channel stacking switch products face competition from discrete solution providers and other semiconductor manufacturers. In the market for television tuners, our silicon television tuners face competition from silicon and non-silicon tuners that offer similar functionality.

Intellectual Property

Our success and future revenue growth depend, in part, on our ability to develop and protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. However, these measures may not provide meaningful protection for our intellectual property.

We review our technological developments to identify features that provide us with a technological or commercial advantage, and we file patent applications when we deem it to be appropriate to protect these features in the United States and internationally in select countries. In addition to developing patented technology internally, we evaluate the acquisition and licensing of intellectual property from third parties that complements our business. As of December 31, 2007, we held 10 issued patents, one of which is currently being reexamined by the U.S. Patent and Trademark Office, and had over 82 patent applications pending in the United States and in selected foreign countries. The term of each of our issued patents in the United States is 20 years from its filing date and to the extent our patent applications are pending for a long period of time, the term of any resulting patents will be correspondingly reduced. The remaining terms of our issued patents range from 16 to 18 years in most jurisdictions, taking into account patent term adjustments that have been applied to the patent terms, and provided we pay applicable maintenance fees throughout the terms.

We are the owner of several registered trademarks in the United States and in certain foreign countries, including “Entropic”, “Entropic Communications”, “c.LINK” and “RF Magic.”

In connection with our membership in MoCA, we are required to license any of our patent claims that are essential to implement the MoCA specification to other MoCA members under reasonable and non-discriminatory terms. Because our core home networking technology is a primary component of the MoCA specification, we are required to license portions of this technology to other MoCA members, including other semiconductor manufacturers that may compete with us in the sale of MoCA-compliant chipsets. However, only essential patent claims necessary to implement the MoCA specification are subject to this requirement. We are not required to license patent claims that are not essential to implement the MoCA specification, nor are we required to license patent claims that are unrelated to the MoCA specification. To date we have not entered into a license of our MoCA-related patent claims, so the terms of any required license have not been established.

In addition to the licensing requirements of standards bodies we belong to, such as MoCA, in connection with our sales or product development activities we are also sometimes required by our customers or service providers to license to unrelated third parties, on reasonable and non-discriminatory terms, patents and patent applications associated with technologies purchased or used by or developed with or for such customers or service providers. For example, in November 2007, we entered into a license agreement with EchoStar Technologies Corporation pursuant to which we agreed to license certain band translation switch technology to a third party to be designated by EchoStar for use in deployments by EchoStar. In the future we may be required to agree to similar licensing arrangements in order to secure sales, receive development funds or settle disputes.

In addition to our patent rights, we hold significant intellectual property in the form of proprietary trade secrets which we rely on to compete. Designing integrated circuits that comply with the MoCA specification or implement our DBS outdoor unit solutions is technically difficult and requires the application of a wide range of complex engineering disciplines. During the course of creating the technology on which the MoCA standard is based, we developed significant proprietary know-how and techniques for overcoming the engineering challenges involved in designing MoCA-compliant products. We retain such know-how and techniques as proprietary trade secrets that we are not required to license to others as a result of our membership in MoCA. Similarly, we have developed significant proprietary know-how and techniques for implementing our DBS outdoor unit solutions in satellite installations. Consequently, even though we are required to license patent claims that are essential to implement the MoCA standard to other MoCA members and have agreed to license patents and patent applications related other technologies, such as our DBS outdoor unit solutions, to third parties on reasonable and non-discriminatory terms, we believe that such licensees would need to overcome significant engineering challenges and develop or obtain comparable proprietary know-how and techniques in order to design products that compete successfully against ours.

We generally enter into confidentiality agreements with our employees, consultants and strategic partners, and typically control access to and distribution of our proprietary information. Our employees are generally required to assign their intellectual property rights to us and to treat all technology as our confidential information.

Government Regulation

As a company that provides systems solutions comprised of silicon integrated circuits with embedded software, we are subject to certain government regulations, including U.S. export controls and foreign countries’ import regulations, as well as customs duties and export quotas; regulations relating to the materials that comprise our products (such as the European Union’s Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment); and regulations placing constraints on our customers and service providers’ services (such as the FCC’s regulations relating to radio frequency signals emitted in the United States and laws and regulations regarding local cable franchising).

Employees

As of December 31, 2007, we employed a total of 281 people on a full-time basis including 168 in research and development, 88 in sales, marketing, general and administrative, and 25 in operations. We also engage temporary employees and consultants. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees is represented by a labor union with respect to his or her employment with us. Our employees, except for those located in our office in France, are not represented by any collective bargaining agreement. We have never experienced a work stoppage, and we consider our relations with our employees to be good.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the trading price of our common stock could decline, and you could lose some or all of your investment.

Risks Related to Our Business

We have a history of losses and may not achieve or sustain profitability in the future.

We have never been profitable on an annual basis or in any fiscal quarter. We incurred net losses before accretion of redeemable convertible preferred stock of $32.0 million for the year ended December 31, 2007 and $7.1 million and $12.2 million for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2007, we had an accumulated deficit of $92.3 million. Accordingly, there can be no assurance if or when we may achieve profitability. Though our revenues increased from approximately $41.5 million for the year ended December 31, 2006 to $122.5 million for the year ended December 31, 2007, a portion of that growth was attributable to businesses we acquired during the year, and we may not achieve similar growth in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Moreover, we expect to make significant expenditures related to the development of our products and the expansion of our business, including research and development, sales and marketing and general and administrative expenses. As a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures and unforeseen difficulties or costs associated with the integration of acquired assets or businesses. As a result of these expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. If we are unable to achieve adequate revenue growth, we may not achieve or sustain profitability and our stock price could decline.

We face intense competition and expect competition to increase in the future, with many of our competitors being larger, more established and better capitalized than us.

The markets for our products are extremely competitive and have been characterized by rapid technological change, evolving industry standards, rapid changes in customer requirements, short product life cycles and frequent introduction of next generation and new products. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced gross profit as a percentage of revenues, or gross margins, increased sales and marketing expenses, and failure to increase or the loss of market share or expected market share. Semiconductor products in particular have a history of declining prices driven by customer insistence on lower prices as the cost of production is reduced and as demand falls when competitive products or newer, more advanced products are introduced. If market prices decrease faster than product costs, our gross margins and operating margins would be adversely affected. Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we expect to face future competition in the sale of MoCA-compliant chipsets. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge that could acquire significant market share. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop products or technologies that cause our products and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.

Currently, we face competition from a number of established companies that offer products based on competing technologies, such as DOCSIS, versions of xDSL, Ethernet, HomePNA, HomePlug AV, Wi-Fi, WiMedia, which is based on UWB technology, and WiMAX. Many of our competitors and potential competitors are substantially larger and have longer operating histories, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than us. Given their capital resources, many of these larger organizations are in a better position to withstand any significant reduction in capital spending by customers or market downturns in the markets in which we compete. Many of our competitors also have broader product lines and market focus, allowing them to bundle their products and services and effectively use other products to subsidize lower prices for those products that compete with ours. In addition, many of our competitors have been in operation much longer than us and therefore have better name recognition and more long-standing and established relationships with service providers, ODMs and OEMs.

Our ability to compete depends on a number of factors, including:

•	the adoption of our products and technologies by service providers, ODMs and OEMs;

•	the performance and cost effectiveness of our products relative to our competitors’ products;

•	our ability to deliver high quality and reliable products in large volumes and on a timely basis;

•	our ability to build close relationships with service providers, ODMs and OEMs;

•

our success in developing and utilizing new technologies to offer products and features previously not available in the marketplace that are technologically superior to those offered by our competitors;

•	our ability to identify new and emerging markets and market trends;

•	our ability to recruit design and application engineers and other technical personnel; and

•	our ability to protect our intellectual property and obtain licenses to the intellectual property of others on commercially reasonable terms.

Our inability to effectively address any of these factors, alone or in combination with others, could seriously harm our business, operating results and financial condition.

In addition, consolidation by industry participants or acquisitions of our competitors by our customers or suppliers could result in competitors with increased market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which would allow them to compete more effectively against us. Current and potential competitors may also gain such competitive advantages by establishing financial or strategic relationships with existing or potential customers, suppliers or other third-parties. These new competitors or alliances among competitors could emerge rapidly and acquire significant market share. In addition, some of our suppliers and customers offer or may offer products that compete with our products. Depending on the participants, industry consolidation or the formation of strategic relationships could have a material adverse effect on our business and results of operations by reducing our ability to compete successfully in our current markets and the markets we are seeking to serve.

We depend on a limited number of customers and ultimately service providers for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.

We derive a substantial portion of our revenues from a limited number of customers. For example, during the year ended December 31, 2007, ten customers accounted for approximately 96% of our revenues, and Motorola, Actiontec and Jabil Circuit accounted for 39%, 26% and 15%, respectively, of our revenues. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to these customers, would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

In addition, we depend on a limited number of service providers that purchase products from our customers. To date, only one major service provider, Verizon, has publicly announced its intention to use the MoCA standard for home networking in its FiOS deployment. We also primarily rely on two major service providers, EchoStar and DIRECTV, to deploy products using our DBS outdoor unit solutions. During the year ended December 31, 2007, products sold to our customers that were incorporated into products purchased by Verizon, EchoStar and DIRECTV accounted for substantially all of our revenues. If these service providers, or other service providers that elect to use our products, reduce or eliminate purchases of our customers’ products which incorporate our products, this would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on a limited number of service providers’ demand for products which incorporate our products.

We may have conflicts with our customers or the service providers that purchase products from our customers that incorporate our products. Any such conflict could result in events that have a negative impact on our business, including:

•	reduced purchases of our products or our customers’ products that incorporate them;

•	uncertainty regarding ownership of intellectual property rights;

•	litigation or the threat of litigation; or

•	settlements or other business arrangements imposing obligations on us or restrictions on our business, including obligations to license intellectual property rights or make cash payments.

If we fail to develop and introduce new or enhanced products on a timely basis, our ability to attract and retain customers could be impaired, and our competitive position may be harmed.

To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet the cost expectations of our customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products obsolete. Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological shifts could result in decreased revenues and an increase in design wins by our competitors. In particular, we may experience difficulties with product design, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new or enhanced products. If we fail to introduce new or enhanced products that meet the needs of our customers or penetrate new markets in a timely fashion, we will lose market share and our operating results will be adversely affected.

Our results could be adversely affected if our customers or the service providers who purchase their products are unable to successfully compete in their respective markets.

Our customers and the service providers that purchase products from our customers face significant competition from their competitors. We rely on these customers’ and service providers’ ability to develop products and/or services that meet the needs of their customers in terms of functionality, performance, availability and price. If these customers and service providers do not successfully compete, they may lose market share, which would negatively impact the demand for our products. For example, for our home networking products, there is intense competition among service providers to deliver video and other multimedia content into and throughout the home. For the sale of our home networking products, we are currently dependent on Verizon’s ability to compete in the market for the delivery of HD video and other multimedia content. Therefore, factors influencing Verizon’s ability to compete in this market, such as laws and regulations regarding local cable franchising, could have an adverse effect on our current ability to sell home networking products. In addition, our DBS outdoor unit products are primarily supplied to digital broadcast satellite service providers by our ODM and OEM customers. Digital broadcast satellite service providers are facing significant competition from telecommunications carriers and cable multiple service operators as they compete for customers in terms of video, voice and data services. Moreover, ODMs and OEMs who market satellite set-top boxes using our silicon television tuners are competing with a variety of internet protocol-based video delivery solutions, including xDSL technology and certain fiber optic-based solutions. Many of these technologies compete effectively with satellite set-top boxes and do not require television tuners such as the ones we sell. If our customers and the service providers who purchase products from our customers that incorporate our products do not successfully compete, they may lose market share, which would reduce their demand for our products.

If the market for HD video and other multimedia content delivery solutions based on the MoCA standard does not develop as we anticipate, our revenues may decline or fail to grow, which would adversely affect our operating results.

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our revenues from sales of our home networking products based on the MoCA standard. The market for such multimedia content delivery solutions based on the MoCA standard is relatively new, still evolving, and difficult to predict. In the near-term, we believe our primary competition in this market will be from companies that offer products based on non-MoCA home networking solutions, such as Ethernet, HomePNA, Home Plug AV, Wi-Fi and WiMedia. In the future, we expect other semiconductor manufacturers to compete with us in the manufacture and sale of MoCA-compliant chipsets. It is therefore uncertain whether the MoCA standard will achieve and sustain high levels of demand and market acceptance. Moreover, deployment of services or electronic devices utilizing MoCA-based solutions may be delayed or slower than we anticipate. If the market for MoCA-based solutions does not continue to develop or develops more slowly than we expect, or if we make errors in predicting adoption and deployment rates for these solutions, our revenues may be significantly adversely affected.

Our success will depend to a substantial extent on the willingness of service providers, ODMs and OEMs to adopt the MoCA standard for multimedia content delivery. As of December 31, 2007, only one major service provider, Verizon, had publicly announced its intention to use the MoCA standard for home networking. Some service providers, ODMs and OEMs have adopted and others may adopt multimedia content delivery solutions that rely on technologies other than the MoCA standard or may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, MoCA-based solutions. It is critical to our success that additional service providers, including telecommunications carriers and cable operators, adopt the MoCA standard for home networking.

Even if service providers, ODMs and OEMs adopt multimedia content delivery solutions based on the MoCA standard, we may not compete successfully in the market for MoCA-compliant chipsets.

As a member of MoCA, we are required to license any of our patent claims that are essential to implement the MoCA specifications to other MoCA members on reasonable and non-discriminatory terms. As a result, we are required to license some of our important intellectual property to other MoCA members, including other semiconductor manufacturers that may compete with us in the sale of MoCA-compliant chipsets. If we are unable to differentiate our MoCA-compliant chipsets from other MoCA-compliant chipsets by offering superior pricing and features outside MoCA specifications, we may not be able to compete effectively in the market for such chipsets. Moreover, although we are currently and actively involved in the ongoing development of the MoCA standard, we cannot guarantee that future MoCA specifications will incorporate technologies or product features we are developing or that our products will be compatible with future MoCA specifications. As additional members, including our competitors, continue to join MoCA, they and existing members may exert greater influence on MoCA and the development of the MoCA standard in a manner that is adverse to our interests. If our home networking products fail to comply with future MoCA specifications, the demand for these products could be severely reduced.

The geographic market for our broadband access products is limited and these products may not be widely adopted.

Our broadband access products are designed to meet broadband access requirements in areas characterized by fiber optic network deployments that terminate within one kilometer of customer premises. We believe the primary geographic markets for our broadband access products are currently in certain Asian countries such as China, Japan and Korea, and parts of Europe where there are many multi-dwelling units and fiber optic networks that extend to or near a customer premises. We do not expect to generate significant revenues from sales of our broadband access products in North America, which is generally characterized by low-density housing, or in developing nations which do not generally have extensive fiber optic networks. To the extent our efforts to sell our broadband access products into currently targeted foreign markets are unsuccessful, the demand for these products may not develop as anticipated or decline, either of which could adversely affect our future revenues. Moreover, these foreign markets have a large number of service providers and varying regulatory standards, both of which may delay any widespread adoption of our products and increase the time during which competing technologies could be introduced and displace our products.

In addition, if areas characterized by fiber optic networks that terminate within one kilometer of customer premises do not continue to grow, or we are unable to develop broadband access products that are competitive outside of these areas, the demand for our broadband access products may not grow and our revenues may be limited. Even if the markets in which our broadband access products are targeted continue to grow or we are able to serve additional markets, customers and service providers may not adopt our technology. There are a growing number of competing technologies for delivering high-speed broadband access from the service provider’s network to the customer’s premises. For example, our broadband access products face competition from products using DOCSIS, xDSL, Ethernet and WiMAX-based solutions. Moreover, there are many other access technologies that are currently in development including some low cost proprietary solutions. If service providers adopt competing products or technologies, the demand for our broadband access products will decline and we may not be able to generate significant revenues from these products.

The success of our DBS outdoor unit products depends on the demand for our products within the satellite digital television market and the growth of this overall market.

In addition to our home networking products, we also derive a significant portion of our revenues from sales of our DBS outdoor unit products into markets served by digital broadcast satellite providers and their ODM and OEM partners. The digital broadcast satellite market may not grow in the future as anticipated or a significant market slowdown may occur, which would in turn reduce the demand for applications or devices, such as set-top boxes and low-noise block converters, that rely on our DBS outdoor unit products. Because of the intense competition in the satellite, terrestrial and cable digital television markets, the unproven technology of many products addressing these markets and the short product life cycles of many consumer applications or devices, it is difficult to predict the potential size and future growth rate of the markets for our DBS outdoor unit products. If the demand for our DBS outdoor unit products is not as great as we expect, or if we are unable to produce competitive products to meet that demand, our revenues could be adversely affected.

Market-specific risks affecting the digital television, digital television set-top boxes, and digital television peripheral markets could impair our ability to successfully sell our silicon television tuners.

The market for digital television applications in digital televisions, digital television set-top boxes and digital television peripherals is characterized by certain market-specific risks, any of which may adversely affect our ability to sell our silicon television tuners. For example, sellers of module tuners that offer similar or better functionality than our silicon television tuner solutions may dramatically lower their prices and become more competitive than us in the tuner market. In addition, our silicon television tuners may not have the feature set desired by our customers or may not be architecturally compatible with other components in the customers’ designs. Our efforts to penetrate the digital television market, in particular, will depend on our ability to overcome these and other challenges and upon market acceptance of our new digital television products. To the extent our efforts are adversely affected by any of these risks or are otherwise unsuccessful, the demand for our silicon television tuners may not develop as anticipated or decline which would adversely affect our revenues, financial condition and results of operations.

The success of our silicon television tuners is highly dependent on our relationships with demodulator manufacturers.

Our silicon television tuners are designed to be interoperable with various specific demodulator integrated circuit products that are designed and manufactured by other companies. Historically, RF Magic, Inc., or RF Magic, relied on strategic relationships with various demodulator manufacturers to enable both parties to offer an interoperable tuner/demodulator solution to mutual end customers. Although we work in concert with third party demodulator manufacturers to complete highly functional reference designs, we have no control over their future product plans and product roadmaps and could be effectively designed out of future customer applications by the refusal of a demodulator manufacturer to continue to support our products. Likewise, our ability to acquire new customers is dependent on the cooperation of third party demodulator manufacturers. If such third party manufacturers decide to partner with one of our competitors or to provide their own tuner solutions, we would effectively be prevented from selling our products to potential new customers. Furthermore, our dependence on these third party demodulator manufacturers often limits our strategic direction. If we were to design products that were competitive with any of such demodulator manufacturers, they may choose to stop working with us. Our current principal demodulator relationship is with STMicroelectronics in the digital video broadcasting terrestrial and cable, Advanced Television Systems Committee, or ATSC, and digital broadcast satellite markets. In the digital broadcast satellite market, our tuners are currently marketed with an STMicroelectronics demodulator; however, STMicroelectronics has recently released its own radio frequency silicon tuner that will replace some of the tuners we sell, and STMicroelectronics may continue to release other competing tuners or require us to reduce our prices on the tuners we sell with their demodulators.

If any of the current or prospective demodulator manufacturers with whom we have or intend to have relationships were to stop working with us in favor of other tuner manufacturers or in favor of deploying their own tuner products, we would be effectively designed out of current and potential customers’ products and the demand for our silicon television tuners would be substantially reduced.

We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this expansion and growth, or if our business does not grow as we expect, we may not be able to realize a return on the resources we devote to expansion.

We have experienced significant growth in a short period of time, including growth related to our acquisitions of RF Magic and Arabella Software Ltd., or Arabella, in 2007. For example, we have increased our headcount from 59 full-time employees as of January 1, 2006 to 281 full-time employees as of December 31, 2007 (including employees which we added as part of our acquisitions of RF Magic and Arabella). We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of our product deployments. For example, in the first quarter of 2008, we moved into a new, larger facility for our operations in San Diego, California to accommodate our growth. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our success in managing our operations and growth will be dependent upon our ability to:

•	enhance our operational, financial, and management controls, human resource policies, and reporting systems and procedures;

•	expand our facilities and equipment;

•	successfully hire, train, motivate and productively deploy additional employees, including technical personnel; and

•	expand our international resources.

Our inability to effectively address any of these factors, alone or in combination with others, could seriously harm our ability to execute our business strategy.

Further, we intend to grow our business by entering new markets, developing new product offerings and pursuing new customers. If we fail to timely or efficiently expand operational and financial systems in connection with such growth or if we fail to implement or maintain effective internal controls and procedures, resulting operating inefficiencies could increase costs and expenses more than we planned and might cause us to lose the ability to take advantage of market opportunities, enhance existing products, develop new products, satisfy customer requirements, respond to competitive pressures, control our inventory or otherwise execute our business plan. Failure to implement or maintain such controls and procedures could also impact our ability to produce timely and accurate financial statements. Additionally, if we increase our operating expenses in anticipation of the growth of our business and such growth does not meet our expectations, our financial results likely would be negatively impacted.

We may not realize the anticipated financial and strategic benefits from the businesses we have acquired or be able to successfully integrate such businesses with ours.

We will need to overcome significant challenges in order to realize the benefits or synergies from the acquisitions we completed in 2007. These challenges include the following:

•	integrating businesses, operations and technologies;

•	retaining and assimilating key personnel;

•	retaining existing customers and attracting additional customers;

•	creating uniform standards, controls, procedures, policies, and information systems;

•	meeting the challenges inherent in efficiently managing an increased number of employees, including some at geographic locations distant from our headquarters and senior management; and

•	implementing appropriate systems, policies, benefits and compliance programs.

Integration in particular may involve considerable risks and may not be successful. These risks include the following:

•	the potential disruption of our ongoing business and distraction of our management;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the acquired companies;

•	the impairment of relationships with employees, suppliers, and customers; and

•	potential unknown or contingent liabilities.

The inability to successfully integrate any businesses we acquire, or any significant delay in achieving integration, could delay introduction of new products and require expenditure of additional resources to achieve integration.

In addition, we have recorded significant amounts of goodwill and other intangible assets in connection with the acquisitions we completed in 2007. The carrying amount of these long-lived assets could be reduced through impairment charges in future periods if events or changes in circumstances, including adverse industry conditions or a downturn in demand for our products, indicate that such amount is not recoverable. Any such impairment charge could have a material adverse impact on our results of operations.

Investors should not rely on attempts to combine our historical financial results with those of any of our acquired businesses as separate operating entities to predict our future results of operations as a combined entity.

Any acquisition, strategic relationship, joint venture or investment could disrupt our business and harm our financial condition.

We intend to continue to actively pursue acquisitions, strategic relationships, joint ventures or investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into adjacent markets, or broaden our technology and intellectual property. Such transactions may be complex, time consuming and expensive, and may present numerous challenges and risks including:

•	difficulties in assimilating any acquired workforce and merging operations;

•	attrition and the loss of key personnel;

•	an acquired company, asset or technology not furthering our business strategy as anticipated;

•	our overpayment for a company, asset or technology or changes in the economic or market conditions or assumptions underlying our decision to make an acquisition;

•	difficulties entering and competing in new product or geographic markets and increased competition, including price competition;

•	significant problems or liabilities, including increased intellectual property and employment related litigation exposure, associated with acquired businesses, assets or technologies;

•

in connection with any such transaction, the need to use a significant portion of our available cash, issue additional equity securities that would dilute the then-current stockholders’ percentage ownership or incur substantial debt or contingent liabilities; and

•	requirements to record substantial charges and amortization expense related to certain purchased intangible assets, deferred stock compensation and other items.

Any one of these challenges or risks could impair our ability to realize any benefit from our acquisitions, strategic relationships, joint ventures or investments after we have expended resources on them.

In addition, from time to time we may enter into negotiations for acquisitions, relationships, joint ventures or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs.

We cannot forecast the number, timing or size of future acquisitions, strategic relationships, joint ventures or investments, or the effect that any such transactions might have on our operating or financial results. Any such transaction could disrupt our business and harm our operating results and financial condition.

The average selling prices of our products have historically decreased over time and will likely do so in the future, which may reduce our revenues.

Our products and products sold by other companies in our industry have historically experienced a decrease in average selling prices over time. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. For example, while we are currently the only manufacturer of MoCA-compliant chipsets, we expect that other chipset manufacturers who are members of MoCA will produce competing chipsets and create pricing pressure for such products. Our future operating results may be harmed due to the decrease of our average selling prices. To maintain our current gross margins or increase our gross margins in the future, we must develop and introduce on a timely basis new products and product enhancements, continually reduce our product costs and manage product transitions in a timely and cost-effective manner. Our failure to do so would likely cause our revenues and gross margins to decline, which could have a material adverse effect on our operating results and cause the value of our common stock to decline.

Our product development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.

Our product development efforts require substantial research and development expense. Our research and development expense for the years ended December 31, 2007, 2006 and 2005 was $35.2 million, $11.6 million and $9.6 million, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

The development of our products is also highly complex. Due to the relatively small size of our product design teams, our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial and technical resources. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Unanticipated problems in developing products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements and could substantially increase our costs. Furthermore, we may expend significant amounts on a research and development program that may not ultimately result in a commercially successful product. As a result of these and other factors, we may be unable to develop and introduce new products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. Any failure to successfully develop future products would have a material adverse effect on our business, financial condition and results of operations.

Our operating results have fluctuated significantly in the past and we expect them to continue to fluctuate in the future, which could lead to volatility in the price of our common stock.

Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of our control. These fluctuations in our operating results may cause our stock price to fluctuate as well. The primary factors that are likely to affect our quarterly and annual operating results include:

•	changes in demand for our products or those offered by service providers and our customers;

•	the timing and amount of orders, especially from significant service providers and customers;

•	the seasonal nature of our sales;

•	the level and timing of capital spending of service providers, both in the United States and in international markets;

•	competitive market conditions, including pricing actions by us or our competitors;

•	adverse market perception of MoCA-compliant products;

•	our unpredictable and lengthy sales cycles;

•	the mix of products and product configurations sold;

•	our ability to successfully define, design and release new products on a timely basis that meet customers’ or service providers’ needs;

•	costs related to acquisitions of complementary products, technologies or businesses;

•	new product introductions and enhancements, or the market anticipation of new products and enhancements, by us or our competitors;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables, and the effect of our use of inventory “hubbing” arrangements;

•	unexpected changes in our operating expenses;

•	our ability to attain and maintain production volumes and quality levels for our products, including adequate allocation of wafer, assembly and test capacity for our products by our subcontractors;

•	our customers’ ability to obtain other components needed to manufacture their products;

•	the cost and availability of components and raw materials used in our products, including, without limitation, increases in the price of gold;

•	changes in manufacturing costs, including wafer, test and assembly costs, manufacturing yields and product quality and reliability;

•	productivity of our sales and marketing force;

•	our inability to reduce operating expenses in a particular quarter if revenues for that quarter fall below expectations;

•	future accounting pronouncements and changes in accounting policies;

•	general economic and political conditions in the countries where we operate or our products are sold or used;

•	costs associated with litigation; and

•	changes in domestic and international regulatory environments.

Unfavorable changes in any of the above factors, many of which are beyond our control, could significantly harm our business and results of operations. You should not rely on the results of prior periods as an indication of our future performance.

Our products typically have lengthy sales cycles, which may cause our operating results to fluctuate, and a service provider, ODM or OEM customer may decide to cancel or change its service or product plans, which could cause us to lose anticipated sales.

Our products typically have lengthy sales cycles. A service provider must first evaluate our products. This initial evaluation period can vary considerably based on the service provider and product being evaluated, and could take a significant amount of time to complete. Products incorporating new technologies generally require longer periods for evaluation. After this initial evaluation period, if a service provider decides to adopt our products, that service provider and the applicable ODM or OEM customers will need to further test and evaluate our products prior to completing the design of the equipment that will incorporate our products. Additional time is needed to begin volume production of equipment that incorporates our products. Due to these lengthy sales cycles, we may experience significant delays from the time we incur research and development and sales expenses until the time, if ever, that we generate sales from these products. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel or change its product plans. From time to time, we have experienced changes, delays and cancellations in the purchase plans of our customers. A cancellation or change in plans by a service provider, ODM or OEM customer could prevent us from realizing anticipated sales. In addition, our anticipated sales could be lost or substantially reduced if a significant service provider, ODM or OEM customer reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products. Furthermore, we may invest significant time and effort in marketing to a particular customer that does not ultimately result in a sale to that customer. As a result of these lengthy and uncertain sales cycles for our products, it is difficult for us to predict if or when our customers may purchase products in volume from us, and our operating results may vary significantly from quarter to quarter, which may negatively affect our operating results for any given quarter.

Fluctuations in the mix of products we sell may adversely affect our financial results.

Because of differences in selling prices and manufacturing costs among our products, the mix and types of products sold affect the average selling price of our products and have a substantial impact on our revenues and profit margins. To the extent our sales mix shifts toward increased sales of our lower-margin products, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products sold may also affect the extent to which we are able to recover our costs and expenditures that are associated with a particular product, and as a result can negatively impact our financial results.

If we do not complete our design-in activities before a customer’s design window closes, we will lose the design opportunity, which could adversely affect our future sales and revenues and harm our customer relationships.

The timing of our design-in activities with key customers and prospective customers may not align with their open design windows, which may or may not be known to us, making design win predictions more difficult. If we miss a particular customer’s design window, we may be forced to wait an entire year or even longer for the next opportunity to compete for the customer’s next design. The loss of a particular design opportunity could eliminate or substantially delay revenues from certain target customers and markets, which could have a material adverse effect on our results of operations and future prospects as well as our customer relationships.

Our products must interoperate with many software applications and hardware found in service providers’ networks and other devices in the home, and if they do not interoperate properly, our business would be harmed.

Our products must interoperate with service providers’ networks and other devices in the home, which often have varied and complex specifications, utilize multiple protocol standards, software applications and products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, we must continually ensure that our products interoperate properly with these existing networks. To meet these requirements, we must undertake development efforts that involve significant expense and the dedication of substantial employee resources. We may not accomplish these development efforts quickly or cost-effectively, if at all. If we fail to maintain compatibility with products, software or equipment found in our customers’ existing networks, we may face substantially reduced demand for our products, which would adversely affect our business, operating results and financial condition.

From time to time, we may enter into interoperability arrangements with equipment and software vendors for the use or integration of their technology with our products. These arrangements would give us access to and enable interoperability with various products in the connected home entertainment market. If these relationships fail, we would have to devote substantially more resources to the development of alternative products and the support of our products, and our efforts may not be as effective as the combined solutions with our current customers. In many cases, these parties are either companies that we compete with directly in other areas or companies that have extensive relationships with our existing and potential customers and may have influence over the purchasing decisions of these customers. A number of our competitors have stronger relationships than we do with some of our existing and potential customers and, as a result, our ability to have successful arrangements with these companies may be harmed. Our failure to establish or maintain key relationships with third party equipment and software vendors may harm our ability to successfully sell and market our products. We are currently devoting significant resources to the development of these relationships. Our operating results could be adversely affected if these efforts do not result in the revenues necessary to offset these investments.

In addition, if we find errors in the software or hardware used in service providers’ networks or problematic network configurations or settings we may have to modify our products so that they will interoperate with service providers’ networks. This could cause longer installation times for our products and order cancellations, either of which would adversely affect our business, operating results and financial condition.

Our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand for our products accurately, we may incur product shortages, delays in product shipments or excess or insufficient product inventory.

We sell our products to customers who integrate them into their products. We do not obtain firm, long-term purchase commitments from our customers. We have limited visibility as to the volume of our products that our customers are selling or carrying in their inventory. In addition, our sales have been seasonal in nature. Because production lead times often exceed the amount of time required to fulfill orders, we often must build inventory in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Our demand forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, adverse changes in our product order mix and demand for our customers’ products. We have in the past had customers dramatically decrease and increase their requested production quantities with little or no advance notice. Even after an order is received, our customers may cancel these orders or request a decrease in production quantities. Any such cancellation or decrease subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls, reduced profit margins and excess or obsolete inventory which we may be unable to sell to other customers or which we must sell at reduced prices, or that any resulting disputes with our customers may adversely impact our future relationships with those customers. Alternatively, if we are unable to project customer requirements accurately, we may not build enough products, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources of supply, which could affect our ongoing relationships with these customers and potentially reduce our market share. If we do not timely fulfill customer demands, our customers may cancel their orders and we may be subject to customer claims for cost of replacement.

Our ability to accurately predict revenues and inventory needs, and to effectively manage inventory levels, may be adversely impacted due to our use of inventory “hubbing” arrangements.

In the fourth quarter of 2007, we entered into an inventory “hubbing” arrangement with Motorola and we may enter into similar arrangements with other customers in the future. Pursuant to these arrangements, we ship our products to a designated third party warehouse, or hub, rather than shipping them directly to the customer. The products generally remain in the hub until the customer removes them for incorporation into its own products. Prior to the implementation of this hubbing arrangement with Motorola, we recognized revenues on sales of our products to Motorola upon shipment of those products to Motorola or its ODM partners. Under the hubbing arrangement, however, we maintain ownership of our products in the hub, and therefore do not recognize the related revenue, until the date Motorola removes them from the hub. As a result, our ability to accurately predict future revenues recognized from sales to Motorola or any other customers with which we implement hubbing arrangements may be impaired, and we may experience significant fluctuations in our quarterly operating results depending on when Motorola or any such other customers remove our products from the hub, which they may do with little or no lead time. In the short term, we may experience an increase in operating expenses as we build and ship inventory to the hub and may not recognize revenues from sales of this inventory, if at all, until Motorola or any such other customers remove it from the hub at a later time. Furthermore, because we continue to own but do not maintain control over our products after they are shipped to the hub, our ability to effectively manage inventory levels may be impaired as our shipments under the hubbing arrangement increase and we may be exposed to additional risk that the inventory in the hub becomes obsolete before sales are recognized.

We extend credit to our customers, sometimes in large amounts, but there is no guarantee every customer will be able to pay our invoices when they become due.

As part of our routine business, we extend credit to customers purchasing our products. While our customers may have the ability to pay on the date of shipment or on the date credit is granted, their financial condition could change and there is no guarantee that customers will ever pay the invoices. Rapid changes in our customers’ financial conditions and risks associated with extending credit to our customers can subject us to a higher financial risk and could have a material adverse effect on our business, financial condition and results of operations.

The semiconductor and communications industries have historically experienced cyclical behavior and prolonged downturns, which could impact our operating results, financial condition and cash flows.

The semiconductor industry has historically exhibited cyclical behavior, which at various times has included significant downturns in customer demand. Though we have not yet experienced any of these industry downturns, we may in the future. Because a significant portion of our expenses is fixed in the near term or is incurred in advance of anticipated sales, we may not be able to decrease our expenses rapidly enough to offset any unanticipated shortfall in revenues. If this situation were to occur, it could adversely affect our operating results, cash flow and financial condition. Furthermore, the semiconductor industry has periodically experienced periods of increased demand and production constraints. If this happens in the future, we may not be able to produce sufficient quantities of our products to meet the increased demand. We may also have difficulty in obtaining sufficient manufacturing, assembly and test resources from our manufacturers. Any factor adversely affecting the semiconductor industry in general, or the particular segments of the industry that our products target, may adversely affect our ability to generate revenue and could negatively impact our operating results.

Additionally, the communications industry has experienced pronounced downturns, and these cycles may continue in the future. To respond to a downturn, many service providers, OEMs and ODMs may slow their research and development activities, cancel or delay new product development, reduce their inventories and take a cautious approach to acquiring products, which would have a significant negative impact on our business. If this situation were to occur, it could adversely affect our operating results, cash flow and financial condition. In the future, any of these trends may also cause our operating results to fluctuate significantly from period to period, which may increase the volatility of the price of our stock.

We depend on a limited number of third parties to manufacture, assemble and test our products which reduces our control over key aspects of our products and their availability.

We do not own or operate a manufacturing, assembly or test facility for our products. Rather, we outsource the manufacture, assembly and testing of our products to third party subcontractors including TSMC, Jazz Technologies, United Microelectronics Corp., Amkor and Giga Solution. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality products on time. Our reliance on sole or limited suppliers involves several risks, including susceptibility to increased manufacturing costs if competition for foundry capacity intensifies and reduced control over the following:

•	supply of our products available for sale;

•	pricing, quality and timely delivery of our products;

•	prices and availability of components for our products; and

•	production capacity for our products.

Because we rely on a limited number of third party manufacturers, if we were required to change contract manufacturers or one of our contract manufacturers became unable or unwilling to continue manufacturing our products, we may sustain lost revenues, increased costs and damage to our customer relationships. In addition, we would need to expend significant time and effort to locate and qualify new third party manufacturers, if available.

Manufacturing defects may not be detected by the testing process performed by our subcontractors. If defects are discovered after we have shipped our products, we may be exposed to warranty and consequential damages claims from our customers. Such claims may have a significant adverse impact on our revenues and operating results. Furthermore, if we are unable to deliver quality products, our reputation would be harmed, which could result in the loss of future orders and business with our customers.

When demand for manufacturing capacity is high, we may take various actions to try to secure sufficient capacity, which may be costly and negatively impact our operating results.

The ability of each of our subcontractors’ manufacturing facilities to provide us with chipsets is limited by their available capacity and existing obligations. Although we have purchase order commitments to supply specified levels of products to our customers, we do not have a guaranteed level of production capacity from any of our subcontractors’ facilities to produce our products. Facility capacity may not be available when we need it or at reasonable prices. In addition, our subcontractors may allocate capacity to the production of other companies’ products and thereby reduce deliveries to us on short notice.

In order to secure sufficient manufacturing facility capacity when demand is high and mitigate the risks associated with an inability to meet our customers’ demands for our products, we may enter into various arrangements with subcontractors that could be costly and harm our operating results, including:

•	option payments or other prepayments to a subcontractor;

•	nonrefundable deposits with or loans to subcontractors in exchange for capacity commitments;

•	contracts that commit us to purchase specified quantities of components over extended periods; and

•	purchase of testing equipment for specific use at the facilities of our subcontractors.

We may not be able to make any such arrangements in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility and not be on terms favorable to us. Moreover, if we are able to secure capacity, we may be obligated to use all of that capacity or incur penalties. These penalties and obligations may be expensive and require significant capital and could harm our business.

We believe that transitioning certain of our silicon products to newer or better manufacturing process technologies will be important to our future competitive position. If we fail to make this transition efficiently, our competitive position could be seriously harmed.

We continually evaluate the benefits, on a product-by-product basis, of migrating to higher performance or lower cost process technologies in order to produce higher performance, more efficient or better integrated circuits because we believe this migration is required to remain competitive. Other companies in our industry have experienced difficulty in migrating to new process technologies and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience similar difficulties. Moreover, we are dependent on our relationships with subcontractors to successfully migrate to newer or better process technologies. Our third party manufacturers may not make newer or better process technologies available to us on a timely or cost-effective basis, if at all. If our third party manufacturers do not make newer or better manufacturing process technologies available to us on a timely or cost-effective basis, or if we experience difficulties in migrating to these processes, it could have a material adverse effect on our competitive position and business prospects.

We rely on third party sales representatives to assist in selling our products, and the failure of these representatives to perform as expected could reduce our future sales.

We sell our products to some of our customers through third party sales representatives. Our relationships with some of these third party sales representatives are relatively new and we are unable to predict the extent to which our third party sales representatives will be successful in marketing and selling our products. Moreover, many of our third party sales representatives also market and sell competing products. Our third party sales representatives may terminate their relationships with us at any time, or with short notice and may give greater attention to the products sold by our competitors. Our future performance will also depend, in part, on our ability to attract additional third party sales representatives that will be able to market our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current third party sales representatives and recruit additional or replacement third party sales representatives, our revenues and operating results could be harmed.

Our products may contain defects or errors which may adversely affect their market acceptance and our reputation and expose us to product liability claims.

Our products are very complex and may contain defects or errors, especially when first introduced or when new versions are released. Despite testing, errors may occur. Product errors could affect the performance of our products, delay the development or release of new products or new versions of products, adversely affect our reputation and our customers’ willingness to buy products from us, and adversely affect market acceptance or perception of our products. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning our products, subject us to liability for damages and divert our resources from other tasks. Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a device or application in which our product is used, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our products, could result in the delay or loss of market acceptance of our products, and therefore delay our ability to recognize revenue from sales, and any necessary revisions may cause us to incur significant expenses. Moreover, since one of the key benefits of our home networking products is reduction of the need for service providers to dispatch service vehicles to customer premises, often referred to as “truck rolls,” problems with our products would likely result in a greater number of truck rolls and this in turn could adversely affect our sales. The occurrence of any such problems could harm our business, operating results and financial condition.

Any limitation of liability provisions in our standard terms and conditions of sale may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. The use of our products also entails the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel and hire additional qualified personnel, our ability to develop and successfully market our products could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. There is intense competition for qualified personnel in the markets in which we compete. Moreover, the cost of living in the San Diego area, where our corporate headquarters are located, has been an impediment to attracting new employees in the past, and we expect that this will continue to impair our ability to attract and retain employees in the future. The loss of any key employees, including Patrick Henry, our President and Chief Executive Officer, other members of our senior management or our senior engineering personnel, or an inability to attract additional qualified personnel, including engineers and sales and marketing personnel, could delay the development, introduction and sale of our products and our ability to execute our business strategy may suffer. We do not currently have any key person life insurance covering any executive officer or employee, nor do we have employment agreements with most of our employees.

If we fail to comply with environmental regulatory requirements, our operating results could be adversely affected.

We face increasing complexity in our product design and procurement operations as we adjust to requirements relating to the materials composition of many of our products. The European Union has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the European Union, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, directive that restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006. We have incurred costs in connection with our compliance with these environmental laws and regulations, such as costs related to eliminating lead from our semiconductor product packaging. Other environmental regulations may be enacted in the future, including in the United States, that require us to reengineer our products to utilize components that are compatible with these regulations, and this reengineering and component substitution may result in additional costs to us or disrupt our operations or logistics. If we or the third party manufacturers of our products are unable to meet future environmental regulations in a timely manner, it could have a material adverse effect on our business, results of operations and financial condition.

Certain of our customers’ products and service providers’ services are subject to governmental regulation.

Governmental regulation could place constraints on our customers and service providers’ services and consequently reduce our customers’ demand for our products. For example, the FCC has broad jurisdiction over products that emit radio frequency signals in the United States. Similar governmental agencies regulate these products in other countries. Moreover, laws and regulations regarding local cable franchising could have an adverse effect on Verizon’s and other service providers’ ability to compete in the HD video and multimedia content delivery market. Although most of our products are not directly subject to current regulations of the FCC or any other federal or state communications regulatory agency, much of the equipment into which these products are incorporated is subject to direct governmental regulation. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, impede sales of our products. For example, demand for these products will decrease if equipment into which they are incorporated fails to comply with FCC specifications.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

We intend to continue spending substantial amounts in connection with our expansion in order to grow our business. We may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our products;

•	continue to expand our product development and sales and marketing organizations;

•	acquire complementary technologies, products or businesses;

•	expand operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of these things could seriously harm our ability to execute our business strategy and may force us to curtail our research and development plans or existing operations.

Adverse U.S. and international economic conditions may adversely affect our revenues, margins and profitability.

Adverse economic conditions may result in decreased spending by our customers for our products. In addition, our products, and the services and devices that contain or use our products, are discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases during periods of favorable economic conditions. As a result of unfavorable economic conditions, including higher interest rates, increased taxation, higher consumer debt levels and lower availability of consumer credit, consumers’ purchases of discretionary items may decline, which could adversely affect our revenues. Moreover, we may experience adverse conditions in our cost base due to changes in foreign currency exchange rates that reduce the purchasing power of the U.S. dollar, increases in general and administrative expenses and other factors. These conditions may harm our margins and profitability if we are unable to increase the selling prices of our products or reduce our costs sufficiently to offset the effects of effective increases in our costs. Our attempts to offset the effects of cost increases through controlling our expenses, passing cost increases on to our customers or any other method may not succeed.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and management.

We completed our initial public offering in December 2007. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Nasdaq Stock Market Rules, or Nasdaq rules. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place significant strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business, operating results and financial condition.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and, where appropriate, improving our internal controls and procedures in preparation for compliance with the SEC regulations adopted pursuant to Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors. Both we and our independent auditors will be testing our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, executive officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or any consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could cause the market value of our common stock to decline.

In accordance with Nasdaq rules, we are required to maintain a majority independent Board of Directors. We also expect that the various rules and regulations applicable to public companies will make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be deemed independent for purposes of Nasdaq rules, and executive officers will be significantly curtailed.

Our effective tax rate may increase or fluctuate, and we may not derive the anticipated tax benefits from the planned expansion of our international operations.

Our effective tax rate could be adversely affected by various factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings. Changes in applicable tax laws may cause fluctuations between reporting periods in which the changes take place. We are in the process of expanding our international operations and staff to better support our expansion into international markets. We anticipate that this expansion will include the implementation of an international organizational structure. As a result of this anticipated change and an expanding international customer base, we expect that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in, our international operations. Moreover, we anticipate that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and as a consequence, our future effective income tax rate is expected to be lower than the U.S. federal statutory rate. There can be no assurance that significant pre-tax income will be derived from or reinvested in our international operations, or that our international operations and sales will result in a lower effective income tax rate. In addition, our future effective income tax rate could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of U.S. and international income changes for any reason. Accordingly, there can be no assurance that our effective income tax rate will be less than the U.S. federal statutory rate.

Our ability to utilize our net operating loss and tax credit carryforwards may be limited, which could result in our payment of income taxes earlier than if we were able to fully utilize our net operating loss and tax credit carryforwards.

As of December 31, 2007, we had federal and state net operating loss carryforwards of $62.9 million and $50.5 million, respectively, and federal and state research and development tax credit carryforwards of $7.5 million and $6.3 million, respectively. The tax benefits related to utilization of net operating loss and tax credit carryforwards may be limited due to ownership changes or as a result of other events. For example, Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone a significant change in its ownership. While prior changes in our ownership, including as a result of our acquisition of RF Magic, have resulted in annual limitations on the amount of our net operating loss and tax credit carryforwards that may be utilized in the future, we do not anticipate that such annual limitations will preclude the utilization of substantially all the net operating loss and tax credit carryforwards described above in the event we become profitable. However, to the extent our use of net operating loss and tax credit carryforwards is further limited by the issuance of common stock in our initial public offering or in future offerings or transactions or by our implementation of an international tax structure or other future events, our income would be subject to cash payments of income tax earlier than it would be if we were able to fully use our net operating loss and tax credit carryforwards without such further limitation.

Risks Related to Our Intellectual Property

Our ability to compete and our business could be jeopardized if we are unable to secure or protect our intellectual property.

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents at all or they may not issue as patents in a form that will be advantageous to us. Our issued patents and those that may issue in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to invalidate or design around our patents. Furthermore, although we have entered into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Moreover, we are required to license any of our patent claims that are essential to implement MoCA specifications to other MoCA members, who could potentially include our competitors, on reasonable and non-discriminatory terms. In addition, in connection with commercial arrangements with our customers and the service providers who deploy equipment containing our products, we may be required to license our intellectual property to third parties, including competitors or potential competitors.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken to prevent such unauthorized use will be successful, particularly in foreign countries where the laws may not protect our proprietary rights as comprehensively as in the United States. In addition, if we become aware of a third party’s unauthorized use or misappropriation of our technology, it may not be practicable, effective or cost-efficient for us to enforce our intellectual property and contractual rights, particularly where the initiation of a claim might harm our business relationships or risk a costly and protracted lawsuit, including a potential countersuit by a competitor with patents that may implicate our products. If competitors engage in unauthorized use or misappropriation of our technology, our ability to compete effectively could be harmed.

Our participation in “patent pools” and standard setting organizations, or other business arrangements, may require us to license our patents to competitors and other third parties and limit our ability to enforce or collect royalties for our patents.

In addition to our existing obligations to license our patent claims that are essential to implement the MoCA specifications to other MoCA members, in the course of participating in patent pools and other standards setting organizations or pursuant to other business arrangements, we may agree to license certain of our technologies on a reasonable and non-discriminatory basis and, as a result, our control over the license of such technologies may be limited. We may also be unable to limit to whom we license some of our technologies, and may be unable to restrict many terms of the license. Consequently, our competitors may obtain the right to use our technology. In addition, our control over the application and quality control of our technologies that are included in patent pools or otherwise necessary for implementing industry standards may be limited.

Any dispute with a MoCA member regarding what patent claims are necessary to implement MoCA specifications could result in litigation which could have an adverse effect on our business.

We are required to grant to other MoCA members a non-exclusive and world-wide license on reasonable and non-discriminatory terms to any of our patent claims that are essential to implement MoCA specifications. If we had a disagreement with a MoCA member regarding which of our patent claims are necessary to implement MoCA specifications, this could result in a lawsuit. Any such lawsuit, regardless of its merits, could be time-consuming, expensive to resolve, divert our management’s time and attention and harm our reputation. In addition, any such litigation could result in us being required to license on reasonable and non-discriminatory terms certain of our patent claims which we previously believed did not need to be licensed under our MoCA agreement. This could have an adverse effect on our business and harm our competitive position.

Possible third party claims of infringement of proprietary rights against us, our customers or the service providers that purchase products from our customers, or other intellectual property claims or disputes, could have a material adverse effect on our business, results of operation or financial condition.

The semiconductor industry is characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are selling and developing products. Because patent applications take many years to issue, currently pending applications, known or unknown to us, may later result in issued patents that we infringe. In addition, third parties continue to actively seek new patents in our field.

We have in the past received and we, our customers or the service providers that purchase products from our customers may in the future receive inquiries from other patent holders and may become subject to claims that we infringe their intellectual property rights. Any intellectual property claim or dispute, regardless of its merits, could force us, our customers or the service providers that purchase our products from our customers to license the third party’s patents for substantial royalty payments or cease the sale of the alleged infringing products or use of the alleged infringing technologies, or force us to defend ourselves and possibly our customers or contract manufacturers in litigation. Any cessation of product sales by us, our customers or the service providers that purchase products from our customers could have a substantial negative impact on our revenues. Any litigation, regardless of its outcome, could result in substantial expense and significant diversion of our management’s time and other resources. Moreover, any such litigation could subject us, our customers or the service providers that purchase our products from our customers to significant liability for damages (including treble damages), temporary or permanent injunctions, or the invalidation of proprietary rights or require us, our customers or the service providers that purchase products from our customers to license the third-party patents for substantial royalty or other payments.

In addition, we may also be required to indemnify our customers and contract manufacturers for damages they suffer as a result of such infringement or litigation.

Our use of open source and third party software could impose limitations on our ability to commercialize our products.

We incorporate open source software into our products, including certain open source code which is governed by the GNU General Public License, Lesser GNU General Public License and Common Development and Distribution License. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, make our proprietary code generally available in source code form (for example, proprietary code that links in particular ways to certain open source modules), which would result in our trade secrets being disclosed to the public and the potential loss of intellectual property rights in our software, re-engineer our products, discontinue the sale of our products if re-engineering cannot be accomplished on a cost-effective and timely basis, or become subject to other consequences, any of which could adversely affect our business, operating results and financial condition.

In addition to technologies we have already licensed, we may find that we need to incorporate certain proprietary third party technologies, including software programs, into our products in the future. However, licenses to relevant third party technologies may not be available to us on commercially reasonable terms, if at all. Therefore, we could face delays in product releases until alternative technology can be identified, licensed or developed, and integrated into our current products. Such alternative technology may not be available to us on reasonable terms, if at all, and may ultimately not be as effective as the preferred technology. Any such delays or failures to obtain licenses, if they occur, could materially adversely affect our business, operating results and financial condition.

Because we license some of our software source code directly to customers, we face increased risks that our trade secrets will be exposed through inadvertent or intentional disclosure, which could harm our competitive position or increase our costs.

We license some of our software source code to our customers, which increases the number of people who have access to some of our trade secrets and other proprietary rights. Contractual obligations of our licensees not to disclose or misuse our source code may not be sufficient to prevent such disclosure or misuse. The costs of enforcing contractual rights could substantially increase our operating costs and may not be cost-effective, reasonable under the circumstances or ultimately succeed in protecting our proprietary rights. If our competitors access our source code, they may gain further insight into the technology and design of our products, which would harm our competitive position.

Risks Related to International Operations

We expect a significant portion of our future revenues to come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Revenues outside of the United States comprised 98% of our total revenues for the year ended December 31, 2007. International business activities involve certain risks, including:

•	difficulties involved in the staffing and management of geographically dispersed operations;

•	longer sales cycles in certain countries, especially on initial entry into a new geographical market;

•	greater difficulty evaluating a customer’s ability to pay, longer accounts receivable payment cycles and greater difficulty in the collection of past-due accounts;

•	general economic conditions in each country;

•	challenges associated with operating in diverse cultural and legal environments;

•	seasonal reductions in business activity specific to certain markets;

•	loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks;

•	foreign taxes and the overlap of different tax structures, including modifications to the United States tax code as a result of international trade regulations;

•	foreign technical standards;

•	changes in currency exchange rates; and

•	import and export licensing requirements, tariffs, and other trade and travel restrictions.

To the extent our international sales are adversely affected by any of these risks or are otherwise unsuccessful, we could experience a reduction in revenue and our operating results could suffer.

In addition, certain foreign countries where we sell our products, such as China and Korea, have historically limited recognition and enforcement of contractual and intellectual property rights. In particular, we may have difficulty preventing ODMs and OEMs in these countries from incorporating our technologies, copyrights or trademarks into their products without our authorization or without paying us licensing fees. We may also experience difficulty enforcing our intellectual property rights in these countries, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. Unauthorized use of our technologies and intellectual property rights may dilute or undermine the strength of our brand. Further, if we are not able to adequately monitor the use of our technologies by foreign-based ODMs and OEMs, or enforce our intellectual property rights in foreign countries, our revenue potential could be adversely affected.

Fluctuations in exchange rates between and among the currencies in which we do business may adversely affect our operating results.

We transact business internationally, currently mainly focusing on Japan, Korea, China and Europe. As a result, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Our sales have been historically denominated in U.S. dollars and an increase in the U.S. dollar relative to the currencies of the countries in which our customers operate could materially affect the demand of our non-U.S. customers for our products, thereby forcing these customers to reduce their orders, which would adversely affect our business. We incur a portion of our expenses in currencies other than the U.S. dollar, including New Israeli Shekels. Our operating results are denominated in U.S. dollars and the difference in exchange rates in one period compared to another may directly impact period to period comparisons of our operating results. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict our results.

Currently, we have not implemented any strategies to mitigate risks related to the impact of fluctuations in currency exchange rates. Even if we were to implement hedging strategies, not every exposure can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to have been inaccurate. Failure to hedge successfully or anticipate currency risks properly could adversely affect our operating results. We cannot predict future currency exchange rate changes.

Our products are subject to export and import controls that could subject us to liability or impair our ability to compete in international markets.

Our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception, in most cases because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, or change in the countries, persons or technologies targeted by such regulations or legislation, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers internationally.

In addition, we may be subject to customs duties and export quotas, which could have a significant impact on our revenue and profitability. The future imposition of significant increases in the level of customs duties or export quotas could have a material adverse effect on our business.

Our third party contractors are concentrated primarily in areas subject to earthquakes and other natural disasters. Any disruption to the operations of these contractors could cause significant delays in the production or shipment of our products.

Substantially all of our products are manufactured by third party contractors located in the Pacific Rim. The risk of an earthquake in these areas is significant due to the proximity of major earthquake fault lines to the facilities of our foundry, assembly and test subcontractors. For example, in December 2006, major earthquakes occurred in Taiwan. The occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not be sustained.

Prior to our initial public offering in December 2007, there was no public market for our common stock. We cannot predict the extent to which investor interest in our company will sustain an active trading market on the Nasdaq Global Market or any other stock market or how liquid any such market might become. An active public market for our common stock may not be sustained. If an active public market is not sustained, it may be difficult for an investor to sell his, her or its shares of our common stock at a price that is attractive to such investor, or at all.

Our stock price is volatile and may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchased such shares.

The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	price and volume fluctuations in the overall stock market;

•	changes in operating performance and stock market valuations of other technology companies generally, or those that sell semiconductor products in particular;

•	the timing of customer or service provider orders that may cause quarterly or other periodic fluctuations in our results that may, in turn, affect the market price of our common stock;

•	the seasonal nature of our sales;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables, and the effect of our use of inventory “hubbing” arrangements;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•

changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•

the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to product development, litigation and intellectual property impacting us or our business;

•	market conditions or trends in our industry or the economy as a whole;

•	the sustainability of an active trading market for our common stock;

•	future sales of our common stock by our executive officers, directors and significant stockholders;

•	announcements of mergers or acquisition transactions;

•	our inclusion or deletion from certain stock indices;

•	announcements of technical innovations or new products by our competitors or customers;

•	announcements of changes in our senior management;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•	changes in accounting principles.

In addition, the stock markets, and in particular the Nasdaq Global Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Future sales of our common stock or the issuance of securities convertible into or exercisable for shares of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock or the issuance of securities convertible into or exercisable for shares of our common stock could occur at any time. These sales or issuances, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2007, we had 68,156,105 outstanding shares of common stock. This includes the shares that we sold in our initial public offering, all of which may be resold in the public market without restriction. All of the remaining shares may be sold upon the expiration of lock-up agreements 180 days after the date of our initial public offering unless the shares are held by an affiliate of ours. In addition, as of December 31, 2007, we had granted outstanding options to purchase 6,737,789 shares of our common stock that, if exercised, would result in these additional shares becoming available for sale upon expiration of the lock-up agreements.

Moreover, holders of up to approximately 43,973,899 shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These rights will terminate two years following the completion of our initial public offering, or for any particular holder with registration rights who holds less than one percent of our outstanding capital stock, at any time when all securities held by that stockholder that are subject to registration rights may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, within a single 90 day period. If a large number of our shares of our common stock or securities convertible into our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Anti-takeover provisions in our charter documents and Delaware law might deter acquisition bids for us that you might consider favorable.

Our amended and restated certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors. These provisions:

•	establish a classified Board of Directors so that not all members of our Board are elected at one time;

•

authorize the issuance of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval, and which may include rights superior to the rights of the holders of common stock;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the Board of Directors is expressly authorized to make, alter, or repeal our bylaws;

•	establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•

provide that in addition to any vote required by law or by our amended and restated certificate of incorporation, the approval by holders of at least 66 2/3% of our then outstanding common stock is required to adopt, amend or repeal any provision of our amended and restated bylaws.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire.

Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.

As of December 31, 2007, our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned, in the aggregate, approximately 36% of our outstanding common stock. These stockholders may have interests that conflict with yours and, if acting together, have the ability to substantially influence or determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

We do not expect to pay any cash dividends for the foreseeable future.

The continued expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Investors seeking cash dividends in the foreseeable future should not purchase or hold our common stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We lease approximately 90,000 square feet of space for our current corporate headquarters in San Diego, California. The lease commenced in February 2008 and expires in February 2015, subject to two five-year renewal options. We also lease approximately 43,600 square feet of space for our former headquarters in San Diego, California, under two lease agreements. One agreement, under which we lease approximately 22,300 square feet of space, expires in May 2010 and the other agreement, under which we leased approximately 21,300 square feet of total space, expired in February 2008. In addition to our current and former headquarters, we lease additional offices in San Jose, California; Hong Kong and Shenzhen, China; Biot, France; Kfar Saba and Manof, Israel; and Taipei, Taiwan.

We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business. As our existing leases expire and as we continue to expand our operations, we believe that suitable space will be available on commercially reasonable terms.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

In October 2007, our stockholders acted by written consent to approve the following: (1) the approval and adoption of an amendment to our amended and restated certificate of incorporation filed prior to the effectiveness of our initial public offering to implement one of nine potential reverse stock split ratios of our common stock ranging from 2.5-for-1 to 4.5-for-1; (2) the approval and adoption of our amended and restated certificate of incorporation that became effective upon the closing of our initial public offering; (3) the approval and adoption of our amended and restated bylaws that became effective upon the closing of our initial public offering; (4) the approval of the classification of our Board of Directors; (5) the approval and adoption of our 2007 Equity Incentive Plan; (6) the approval and adoption of our 2007 Employee Stock Purchase Plan; (7) the approval and adoption of our 2007 Non-Employee Directors’ Stock Option Plan; (8) the approval of a share reserve increase to our 2001 Stock Option Plan; and (9) the approval of the form of indemnity agreement between us and each of our directors and executive officers. Such action was effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

Stockholders holding an aggregate of 141,672,590 shares approved each of the above matters and stockholders holding approximately 51,000,807 shares did not vote with respect to such matters. The share numbers reported above do not reflect the 1-for-3.25 reverse stock split of our outstanding common stock effected in October 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock has been traded on the Nasdaq Global Market under the symbol ENTR since December 7, 2007. Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sale prices for our common stock on the Nasdaq Global Market for the period indicated:

	High	Low
Year Ended December 31, 2007
Fourth Quarter (from December 7, 2007)	$8.46	$6.00

As of February 25, 2008, there were approximately 430 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain all of our earnings, if any, for use in the continued expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information under the caption “Equity Compensation Plan Information,” appearing in the Proxy Statement, is hereby incorporated by reference.

Stock Performance Graph*

Our common stock has been traded on the Nasdaq Global Market under the symbol ENTR since December 7, 2007 after completing our initial public offering. The graph below shows a comparison of the cumulative total shareholder return on our common stock with the cumulative total return on the Philadelphia Semiconductor Index and the NASDAQ Composite Index for the period commencing on December 7, 2007 and ending on December 31, 2007 based on the opening price of our common stock and each of the market indices on each of the dates set forth below. The graph assumes $100 invested in our common stock on December 7, 2007 at the opening price of $6.00 per share and in each of the market indices, with the reinvestment of all dividends. We have not paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Prices and shareholder returns over the indicated periods should not be considered indicative of future stock price performance or shareholder returns.

*	The material in this section is not “soliciting material” and is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our SEC filings whether made before or after the date hereof and irrespective of any general incorporation language in any such SEC filing except to the extent we specifically incorporate this section by reference.

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold during the year ended December 31, 2007:

(1)	During 2007, prior to the effectiveness of our Registration Statement on Form S-8, we granted stock options to purchase up to 4,223,688 shares of our common stock to employees, consultants and directors under our 2001 stock option plan at exercise prices ranging from $0.6825 to $6.00 per share. Of these options, as of December 31, 2007, options exercisable for up to 321,844 shares of common stock were cancelled without being exercised, options to purchase 803,814 shares of common stock were exercised of which 9,230 shares were repurchased and options for 3,098,030 shares of common stock remained outstanding.

(2)	In April 2007, in connection with a loan and security agreement, we issued two warrants to two lenders to purchase up to 698,513 shares of our Series C preferred stock in the aggregate, at an initial exercise price of $0.8017 per share. The current number of shares that these warrants can be exercised for based on the amounts drawn under the loan agreement is 305,599 shares of Series C preferred stock. The warrants are exercisable through April 5, 2014. At the closing of our initial public offering, these warrants became warrants to purchase up to 214,926 shares of common stock at an exercise price of $2.6056 per share.

(3)	In May 2007, we issued 389,218 shares of our common stock in exchange for all of the outstanding shares of capital stock of Arabella.

(4)	In June 2007, we granted rights to receive 5,898,261 shares of our common stock, 2,277,591 shares of our Series D-1 preferred stock, 19,082,217 shares of our Series D-2 preferred stock and 21,027,724 shares of our Series D-3 preferred stock in exchange for all of the outstanding common stock, Series A preferred stock, Series B preferred stock and Series C preferred stock, respectively, of RF Magic. Except for certain stock options held by employees of RF Magic’s French subsidiary, we also assumed each outstanding option to purchase RF Magic common stock and converted these options into options to purchase an aggregate of 2,684,601 shares of our common stock. We also assumed each outstanding warrant to purchase RF Magic common stock, Series B preferred stock and Series C preferred stock and converted these warrants into warrants to purchase an aggregate of 323,499 shares of our common stock, 101,225 shares of our Series D-2 preferred stock and 561,808 shares of our Series D-3 preferred stock, respectively. At the closing of our initial public offering, these shares of Series D-1, D-2 and D-3 preferred stock converted into an aggregate of 13,042,305 shares of common stock and the warrants to purchase shares of Series D-2 and D-3 preferred stock became warrants to purchase up to an aggregate of 204,010 shares of common stock.

(5)	In August 2007, we issued 40,880 shares of our common stock for an aggregate purchase price of $17,511 upon exercise of a warrant.

(6)	In October 2007, we issued 33,544 shares of our common stock for an aggregate purchase price of $14,369 upon exercise of two warrants.

(7)	In November 2007, we issued 23,782 shares of our common stock for an aggregate purchase price of $10,188 upon exercise of two warrants.

(8)	In December 2007, we issued 209,202 shares of our common stock upon the net exercise of 13 warrants.

All of the offers, sales and issuances of the securities described in paragraph (1) were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were our employees, directors or bona fide consultants and received the securities under our 2001 equity incentive plan. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

The offers, sales, and issuances of the securities described in paragraph (2) and 6,654 of the shares of our common stock described in paragraph (3) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us.

The offer and issuance of 382,564 shares of our common stock described in paragraph (3) were deemed to be exempt from registration under the Securities Act in reliance on Regulation S of the Securities Act as an offer and sale of securities that occurred outside the United States and appropriate legends were affixed to the securities issued in these transactions.

The offer, issuance and assumption of the securities described in paragraph (4) were deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(10) of the Securities Act after a fairness hearing before the California Department of Corporations.

The issuances of the shares of our common stock described in paragraphs (5) through (8) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. The recipients of securities in these transactions were sophisticated parties and had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds

The initial public offering of our common stock was effected through a Registration Statement on Form S-1 (File No. 333-144899) that was declared effective by the SEC on December 6, 2007, which registered an aggregate of 9,200,000 shares of our common stock, including 1,200,000 shares of common stock owned by selling stockholders that the underwriters had the option to purchase to cover over-allotments. Credit Suisse Securities (USA) LLC and Lehman Brothers Inc. were the joint book-running managers for the initial public offering with Thomas Weisel Partners LLC, JMP Securities LLC and ThinkEquity Partners LLC serving as co-managers.

On December 12, 2007, 8,000,000 shares of common stock were sold on our behalf at an initial public offering price of $6.00 per share, for an aggregate gross offering price of $48 million. On January 8, 2008, the underwriters exercised their over-allotment option in full and purchased 1,200,000 shares of our common stock sold on behalf of the selling stockholders, at an initial public offering price of $6.00 per share, for an aggregate gross offering price of $7.2 million. Our initial public offering resulted in gross offering proceeds to us of $48 million and net offering proceeds to us, after deducting underwriting discounts, commissions and issuance costs, of approximately $40.6 million.

As of December 31, 2007, we had invested $3.0 million of net proceeds from our initial public offering in short- and intermediate-term, interest bearing obligations, investment-grade instruments, certificates of deposit and direct or guaranteed obligations of the U.S. government. Through December 31, 2007, we have used $28.0 million of the net proceeds to fund the incremental working capital requirements to grow our business and $9.1 million to repay our outstanding debt, including accrued interest. The proceeds used to date were used to make direct payments to third parties who were not our officers or directors (or their associates), persons owning ten percent or more of any class of our equity securities, or any other affiliate (except that the proceeds used for salary expense included in regular compensation expenses for officers). We anticipate using the remaining proceeds for working capital and general corporate purposes and may use a portion of the net proceeds to acquire or license products, technologies or businesses, but we currently have no agreements or commitments relating to material acquisitions or licenses. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. Accordingly, our management will have broad discretion in the application of the net proceeds.

Issuer Purchases of Equity Securities

Pursuant to the terms of our 2001 stock option plan, options may be exercised prior to vesting. Shares of common stock issued prior to vesting that remain unvested are subject to a repurchase option in our favor that lapses in accordance with the original vesting schedule for the option. The following table provides information with respect to purchases made by us of shares of our common stock during the years ended December 31, 2007 and 2006:

Years ended December 31,	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Value Paid by Company
2007	10,385	$0.643	$6,675
2006	4,679	$0.325	$1,520

(1)	All shares were originally purchased from us by directors, employees and consultants pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our 2001 stock option plan and the related stock option agreements.

Item 6.	Selected Financial Data

The selected financial data set forth below is derived from our audited consolidated financial statements and may not be indicative of our future operating results. The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:

Net revenues	$122,545	$41,471	$3,719	$358	$—
Cost of net revenues(1)	76,196	31,099	1,979	149	—

Gross profit	46,349	10,372	1,740	209	—
Operating expenses:
Research and development(1)	35,235	11,601	9,574	8,984	9,908
Sales and marketing(1)	10,348	4,112	2,247	1,560	1,431
General and administrative(1)	8,729	2,192	1,846	1,482	2,146
Write off of in-process research and development	21,400	—	—	—	—
Amortization of purchased intangible assets	2,634	—	—	—	—

Total operating expenses	78,346	17,905	13,667	12,026	13,485

Loss from operations	(31,997)	(7,533)	(11,927)	(11,817)	(13,485)
Other income (expense), net	31	482	(323)	157	110
Income tax provision	—	—	—	—	—

Net loss before cumulative effect of change in accounting principle	(31,966)	(7,051)	(12,250)	(11,660)	(13,375)
Cumulative effect of change in accounting principle	—	—	54	—	—

Net loss	(31,966)	(7,051)	(12,196)	(11,660)	(13,375)
Accretion of redeemable convertible preferred stock	(118)	(126)	(89)	(85)	(73)

Net loss attributable to common stockholders	$(32,084)	$(7,177)	$(12,285)	$(11,745)	$(13,448)

Net loss per share attributable to common stockholders—basic and diluted	$(2.47)	$(1.66)	$(3.70)	$(4.25)	$(6.74)

Weighted average number of shares used to compute net loss per share attributable to common stockholders	13,011	4,325	3,317	2,761	1,994

(1) Includes stock-based compensation as follows:

	Years Ended December 31,
	2007	2006*	2005	2004	2003
	(in thousands)
Cost of net revenues	$159	$—	$—	$—	$—
Research and development	3,141	116	—	—	8
Sales and marketing	1,174	56	6	2	4
General and administrative	2,044	51	20	11	11

Total stock-based compensation expense	$6,518	$223	$26	$13	$23

*

We adopted the fair value recognition and measurement provisions of SFAS 123R, Share-Based Payment, effective January 1, 2006, using the prospective transition method. For periods prior to January 1, 2006, we followed the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. For further information, see note 1 to the notes to consolidated financial statements included in this Annual Report on Form 10-K.

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:

Cash, cash equivalents, restricted cash and marketable securities	$54,498	$13,674	$22,377	$12,788	$16,750
Working capital	69,848	18,865	23,143	10,146	15,123
Total assets	226,326	31,224	28,957	15,652	18,691
Debt, software license and capital lease obligations—current and long-term	8,791	1,089	794	984	521
Total redeemable convertible preferred stock	—	80,379	77,275	52,448	45,411
Total stockholders’ (deficit) equity	190,398	(59,315)	(52,571)	(40,617)	(28,899)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information under “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K.

Overview

Entropic Communications is a leading fabless semiconductor company that designs, develops and markets systems solutions to enable connected home entertainment. Our technologies significantly change the way HD video and other multimedia content such as movies, music, games and photos are brought into and delivered throughout the home. Our products include home networking chipsets based on the MoCA standard, high-speed broadband access chipsets, integrated circuits that simplify and enhance digital broadcast satellite services and silicon television tuner integrated circuits. We use our considerable experience with service provider-based deployments to create solutions that address the complex requirements associated with delivering multiple streams of HD video into and throughout the home, while seamlessly coexisting with video, voice and data services that are using the same coaxial cable infrastructure.

In December 2004, we introduced and commenced commercial shipments of our home networking products. In the first quarter of 2006, we began commercially shipping our broadband access solutions. In May 2007, we acquired Arabella, a developer of embedded software. In June 2007, we acquired RF Magic, a provider of digital broadcast satellite outdoor unit and silicon television tuner solutions. Since inception, we have invested heavily in product development and have not yet achieved profitability on a quarterly or annual basis. Our revenues have grown from $3.7 million in 2005 to $41.5 million in 2006 to $122.5 million in 2007, driven primarily by demand for our home networking products. As of December 31, 2007, we had an accumulated deficit of $92.3 million.

We generate revenues principally by sales of our semiconductor products. We also generate service revenues from development contracts. We principally sell our products directly to either ODMs or OEMs. We price our products based on market and competitive conditions and reduce the price of our products over time, as market and competitive conditions change, and as manufacturing costs are reduced. Our markets are generally characterized by declining average selling prices over the life of a product and, accordingly, we must reduce costs and successfully introduce new products and enhancements to maintain our gross margins.

We rely on a limited number of customers for a significant portion of our revenues. Sales to these customers are in turn driven by service providers that purchase our customers’ products which incorporate our products. Substantially all of our revenues are dependent upon three major service providers, Verizon through its FiOS deployment, EchoStar and DIRECTV. In addition, we are dependent on sales outside of the United States for almost all of our revenues and expect that to continue in the future.

We use third party foundries and assembly and test contractors to manufacture, assemble and test our products. This outsourced manufacturing approach allows us to focus our resources on the design, sales and marketing of our products and avoid the cost associated with owning and operating our own manufacturing facility. A significant portion of our cost of net revenues consists of payments for the purchase of wafers and for manufacturing, assembly and test services.

We expect research and development expenses to continue to increase in total dollars as we develop additional products and expand our business, and to fluctuate over the course of the year based on the timing of our fabrication mask costs. We also anticipate that our sales and marketing expenses will increase as we expand our domestic and international sales and marketing organization and activities and build brand awareness. Due to the lengthy sales cycles that we face, we may experience significant delays from the time we incur research and development and sales and marketing expenses until the time, if ever, that we generate sales from the related products.

Since our inception, we have funded our operations using a combination of preferred stock issuances, cash collections from customers, bank credit facilities, cash received from the exercise of stock options, and proceeds from our initial public offering. We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods presented. Although we believe that our judgments and estimates are reasonable under the circumstances, actual results may differ from those estimates. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain:

•	revenue recognition;

•	warranty accrual;

•	inventory valuation;

•	stock-based compensation;

•	accounting for goodwill and other intangible assets;

•	accounting for income taxes; and

•	estimation of fair value of warrants to purchase preferred stock.

Revenue Recognition

We generate product revenues principally by sales of our semiconductor products. We also generate service revenues from development contracts. We recognize revenues in accordance with SEC Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition. We recognize product revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenues until all customer acceptance requirements have been met, when applicable. A portion of our sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenues on sales made through these distributors is not recognized until the distributors ship the product to their customers. We record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. To date, product returns and pricing adjustments have not been material. When we refer to “revenues” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, it reflects revenues net of such adjustments.

We also have entered into an inventory “hubbing” arrangement with a key customer. Pursuant to this arrangement, we deliver products to a designated third party warehouse based upon the customer’s projected needs, but we do not recognize product revenue unless and until the customer removes our products from the third party warehouse to incorporate into its own products. We generally recognize revenues on sales of semiconductor products at the time of shipment to our customers. Our revenues consist primarily of sales of our products to ODMs and OEMs.

We also enter into development contracts with certain ODMs, OEMs and service providers to help them implement our solutions. Revenues under these contracts are deferred until technological feasibility has been established, customer acceptance is obtained, and other contract-specific terms have been completed in accordance with the completed contract method of AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We periodically evaluate the status of each project to ensure that the estimates to complete each contract are accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and reasonably estimable. To date, we have not recorded any such losses. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenues.

We generate royalty revenue pursuant to a development agreement in which we provide STMicroelectronics with an exclusive right to manufacture and sell certain silicon television tuner products in exchange for royalty payments on sales of these products. Royalty revenues are recognized in the period the royalties are paid to us.

Warranty Accrual

Our products are subject to warranties of one year or more and we provide for the estimated future costs of replacement upon shipment of the product in our consolidated statements of operations as a component of cost of net revenues. We have not incurred any significant warranty claims to date. Our warranty accrual is based on management’s best estimate of expected product failure rates.

Inventory Valuation

Our inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market on a part-by-part basis. Lower of cost or market adjustments reduce the carrying value of the related inventory and take into consideration reductions in sales prices, excess inventory levels and obsolete inventory. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25. The intrinsic value represents the difference between the per share fair value of the stock on the date of grant and the per share exercise price of the respective stock option. If the per share exercise price equaled or exceeded the per share fair value of the stock on the date of grant, then no compensation expense is recognized. Under APB No. 25, if the per share exercise price is below the per share fair value of the stock on the date of grant, then compensation expense is recorded and generally recognized over the grant’s vesting period.

On January 1, 2006, we adopted the provisions of FASB Statement of Financial Accounting Standards, or SFAS, 123R, Share-Based Payment. Under SFAS 123R, stock-based compensation expense for employees is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period, which is generally the vesting period, on a straight-line basis. We adopted the provisions of SFAS 123R using the prospective transition method. Under this transition method, unvested option awards outstanding at January 1, 2006 continue to be accounted for under the intrinsic value method in accordance with APB No. 25. All awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123R.

We estimate the grant date fair value of stock option awards under the provisions of SFAS 123R using the Black-Scholes option pricing model. For the years ended December 31, 2007 and 2006, the fair value of stock options was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2007	2006
Expected option life (in years)	6.0	6.0
Risk-free interest rate	4.0% to 5.0%	4.8% to 5.0%
Expected volatility	68% to 73%	73%
Expected dividend yield	—	—

The expected option life reflects the application of the simplified method set out in SAB No. 107, Share-Based Payment, or SAB 107. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. The simplified method defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The estimated volatility reflects the application of SAB 107’s interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield was based on our expectation of not paying dividends on our common stock for the foreseeable future.

The weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2007, 2006 and 2005 was $6.04, $1.95 and $0.26, respectively. Stock-based compensation expense related to employees for the years ended December 31, 2007, 2006 and 2005 was $6.2 million, $0.2 million, and $0, respectively. The total intrinsic value of outstanding options as of December 31, 2007 and December 31, 2006 was $40.5 million and $12.3 million, respectively. The intrinsic value of unassumed RF Magic options under put and call option agreements was $1.2 million as of December 31, 2007.

We account for stock-based compensation arrangements with non-employees in accordance with SFAS 123R and Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The fair value of the stock options granted to non-employees was estimated using the Black-Scholes option valuation model. Stock-based compensation expense related to non-employees for the years ended December 31, 2007, 2006 and 2005 was $259,000, $40,000 and $26,000, respectively.

Accounting for Goodwill and Other Intangible Assets

Acquisitions which cause us to recognize goodwill and other intangible assets require us to make determinations that involve estimates and judgments about the value and recoverability of those assets.

We account for goodwill based on the provisions of SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and provides that goodwill will be subject to at least an annual assessment for impairment. Every October, and otherwise if facts and circumstances indicate goodwill may be impaired, we will perform a recoverability evaluation. The calculation of fair value will include a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges.

We also assess the impairment of our long-lived assets when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment charge is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. An impairment charge would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. Any resulting impairment charge could have an adverse impact on our results of operations. We have identified no such impairment losses to date.

Purchase price amounts assigned to acquired in-process research and development, or IPR&D, are expensed immediately. For the years ended December 31, 2007, 2006 and 2005, we recorded write-offs of IPR&D of $21.4 million, $0 and $0, respectively.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate.

We estimate current tax expense together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2007, we recorded a full valuation allowance against our deferred tax assets arising from U.S. operations since, based on the available evidence, we believed at that time it was more likely than not that we would not be able to utilize all of these deferred tax assets in the future. We intend to maintain the full valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

We are in the process of expanding our international operations and staff to better support our expansion into international markets. We anticipate that this expansion will include the implementation of an international organizational structure. As a result of this anticipated change and an expanding international customer base, we expect that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in, our international operations. Moreover, we anticipate that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and, as a consequence, our future effective income tax rate is expected to be lower than the U.S. federal statutory rate.

As of December 31, 2007, we had federal and state net operating loss carryforwards of approximately $62.9 million and $50.5 million, respectively. These federal and state net operating loss carryforwards will expire beginning in 2021 and 2013, respectively. As of the same date, we also had federal and state research and development tax credit carryforwards of approximately $7.5 million and $6.3 million, respectively. The federal tax credit carryforward will expire commencing in 2021 while the California research tax credits will continue in effect indefinitely.

Utilization of net operating losses and credit carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The tax benefits related to future utilization of federal and state net operating losses and tax credit carryforwards may be limited or lost if cumulative changes in ownership exceed 50% within any three-year period. We have completed an analysis of the impact of our acquisition of RF Magic and prior changes in ownership of Entropic and RF Magic and have determined that such changes in ownership have resulted in limitations on the amount of the companies’ net operating loss and tax credit carryforwards that may be utilized in the future; however, we do not anticipate that such annual limitations will preclude the utilization of substantially all of the net operating loss and tax credit carryforwards described above in the event we become profitable. However, our ability to utilize these net operating loss and tax credit carryforwards may be further limited by changes in ownership, the implementation of an international organizational structure, the issuance of common stock in future common stock offerings or transactions, or other future events. Additional limitations on the use of these tax attributes could occur in the event of disputes arising in examinations from various taxing authorities. Currently, we are not under examination. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

Estimation of Fair Value of Warrants to Purchase Preferred Stock

On July 1, 2005, we adopted FASB Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5. Our warrants to purchase shares of our preferred stock are subject to FSP 150-5, which requires us to classify these warrants as current liabilities and to adjust the value of these warrants to their fair value at the end of each reporting period. At the time of adoption, we recorded income in the amount of $54,000 for the cumulative effect of this change in accounting principle, to reflect the estimated decrease in fair value of these warrants as of that date. We recorded $173,000 of income and $401,000 of expense on change in fair value of warrants for the years ended December 31, 2007 and 2006, respectively, to reflect changes in the estimated fair value of the warrants. The fair value at each reporting period was calculated using the Black-Scholes pricing model with current assumptions.

Upon the closing of our initial public offering, the remaining outstanding warrants converted to warrants to purchase shares of our common stock and, as a result, are no longer subject to FSP 150-5. At that time, the then-current aggregate fair value of these warrants was reclassified from current liabilities to additional paid-in capital, and we ceased to record any related periodic fair value adjustments.

Recent Acquisitions

In May 2007, we acquired all of the outstanding shares of Arabella in exchange for 389,218 shares of our common stock, cash consideration of $650,000, and legal and other costs of $315,000 for a total purchase price of $3.4 million. In June 2007, we acquired all of the outstanding shares of RF Magic in exchange for rights to receive 5,898,261 shares of our common stock, 2,277,591 shares of our Series D-1 preferred stock, 19,082,217 shares of our Series D-2 preferred stock and 21,027,724 shares of our Series D-3 preferred stock. Immediately prior to the closing of our initial public offering, the shares of our Series D-1, D-2 and D-3 preferred stock converted into 700,792, 5,871,447 and 6,470,066 shares of our common stock, respectively. Except for stock options held by employees of RF Magic’s French subsidiary, we also assumed each outstanding option to purchase RF Magic common stock and converted these options into options to purchase an aggregate of 2,684,601 shares of our common stock. Pursuant to put and call option agreements, we may issue up to 182,201 shares of our common stock in exchange for the shares of RF Magic’s common stock issuable upon exercise of the unassumed options. We also assumed each outstanding warrant to purchase RF Magic common stock, Series B preferred stock and Series C preferred stock and converted these warrants into warrants to purchase an aggregate of 323,499 shares of our common stock, 101,225 shares of our Series D-2 preferred stock and 561,808 shares of our Series D-3 preferred stock, respectively. Upon the closing of our initial public offering, the warrants to purchase shares of our Series D-2 preferred stock and Series D-3 preferred stock converted into warrants to purchase 31,146 shares of our common stock and 172,864 shares of our common stock, respectively. The total purchase price for the RF Magic acquisition was $151.0 million. The securities we issued or reserved for issuance pursuant to the RF Magic acquisition represented approximately 34% of the combined company’s fully diluted capitalization as of the closing date for the acquisition (including shares available for issuance under equity incentive plans and assuming conversion of all outstanding preferred stock and exercise of all outstanding stock options and warrants).

Initial Public Offering

In December 2007, we completed our initial public offering of our common stock. Aggregate net proceeds from our initial public offering, after deducting underwriting discounts and commissions and issuance costs, were $40.6 million. We also had 142,369,967 shares of redeemable convertible preferred stock outstanding that automatically converted into 44,828,229 shares of our common stock upon the closing of our initial public offering. In January 2008, we used approximately $9.1 million of the net proceeds from the initial public offering of our common stock for the repayment of all principal and accrued interest owed under credit facilities with Horizon and Silicon Valley Bank. Apart from the repayment of outstanding indebtedness as described above, we currently have no specific plans for the use of the net proceeds to us from the offering, nor have we performed studies or made preliminary decisions with respect to the best use of the capital resources resulting from the offering. We anticipate using the balance of the net proceeds to us from the offering for working capital and general corporate purposes. In addition, we may use a portion of the net proceeds to us from the offering to acquire or license products, technologies or businesses, but we currently have no agreements or commitments relating to material acquisitions or licenses. Accordingly, our management will have broad discretion in the application of our net proceeds from the offering. Currently, a portion of the proceeds are invested in commercial paper, short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated.

	Years Ended December 31,
	2007	2006	2005
Net revenues:
Product	100%	97%	78%
Service	0	3	22

Total net revenues	100	100	100

Cost of net revenues:
Product	62	74	52
Service	0	1	1

Total cost of net revenues	62	75	53

Gross profit	38	25	47

Operating expenses:
Research and development	29	28	257
Sales and marketing	8	10	60
General and administrative	7	5	50
Write off of in-process research and development	17	—	—
Amortization of purchased intangible assets	2	—	—

Total operating expenses	64	43	367

Loss from operations	(26)	(18)	(320)
Other income (expense), net	—	1	(9)

Net loss before cumulative effect of change in accounting principle	(26)	(17)	(329)
Cumulative effect of change in accounting principle	—	—	1

Net loss	(26)	(17)	(328)
Accretion of redeemable convertible preferred stock	—	—	(2)

Net loss attributable to common stockholders	(26)%	(17)%	(330)%

Revenues.    We generate revenues principally by sales of our semiconductor products. We also generate service revenues from development contracts. We principally sell our products directly to either ODMs or OEMs. We price our products based on market and competitive conditions and periodically reduce the price of our products, as market and competitive conditions change, and as manufacturing costs are reduced. Our markets are generally characterized by declining average selling prices over the life of a product and accordingly we must reduce costs and successfully introduce new products and enhancements to maintain our gross margins.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenues. For the year ended December 31, 2007, four customers accounted for 86% of our revenues. For the year ended December 31, 2006, three customers accounted for 92% of our revenues. For the year ended December 31, 2005, four customers accounted for 80% of our revenues. We expect our revenue concentration to decrease as a result of our acquisition of RF Magic and to decrease further if additional customers and service providers adopt our solutions. In addition, we depend on a limited number of service providers that purchase products from our customers that incorporate our products. To date, only one major service provider, Verizon, has publicly announced its intention to use the MoCA standard for home networking in its FiOS deployment. We also primarily rely on two major service providers, EchoStar and DIRECTV, to deploy products using our DBS outdoor unit solutions. During the year ended December 31, 2007, products sold to our customers that were incorporated into products purchased by Verizon, EchoStar and DIRECTV accounted for substantially all of our revenues. The FiOS deployment by Verizon has been a primary driver of our revenues and we expect this to continue in the near future.

Since inception, we have derived our revenues primarily from Asia, the United States and other North American countries. Revenues are allocated to the geographic region based on the shipping destination of customers’ orders. For sales to ODMs and OEMs, their geographic locations may differ from those of the ultimate end customers. Of our $122.5 million in revenues in 2007, $114.6 million, $4.5 million and $3.4 million were derived from Asia, Europe, the United States and other North American countries, respectively. Of our $41.5 million in revenues in 2006, $40.9 million, $526,000 and $18,000 were derived from Asia, the United States and other North American countries, respectively.

Accordingly, we are dependent on sales outside of the United States for almost all of our revenues and expect that to continue in the future.

Cost of Net Revenues.    We use third party foundries and assembly and test contractors to manufacture, assemble and test our products. A significant portion of our cost of net revenues consists of payments for the purchase of wafers and for manufacturing, assembly and test services. To a lesser extent, cost of net revenues includes expenses relating to management of our contractors, the cost of shipping and logistics, royalties, inventory valuation charges taken for excess and obsolete inventory, warranty costs, changes in product cost due to changes in wafer manufacturing, assembly and test yields, allocated facilities expenses and amortization of inventory step-up and acquired developed technology. In general, our cost of net revenues associated with a particular product declines over time as a result of yield improvements.

We currently outsource the manufacturing of our home networking and broadband access products principally to TSMC and the manufacturing of our digital broadcast satellite outdoor unit and silicon television tuner products to Jazz Technologies. Our home networking and broadband access products are primarily assembled and tested by Amkor, while our digital broadcast satellite outdoor unit and silicon television tuner products are primarily assembled by Amkor and tested by Giga Solution. We do not have a guaranteed level of production capacity from any of our subcontractors’ facilities to produce our products.

Gross Margin.    Our gross margins were higher in 2007 as compared to 2006 primarily due to a decrease in the unit costs of our home networking chipsets principally as a result of more favorable manufacturing costs. Included in cost of net revenues for 2007 was the amortization of the inventory step-up and developed technology of $5.2 million that resulted from the RF Magic acquisition. Our gross margins were lower in 2006 as compared to 2005 as a result of our revenues in 2005 primarily being derived from development contracts, representing an earlier stage of our development. Our home networking products did not launch in significant volume until 2006. Our gross margin has been and will continue to be affected by a variety of factors, including declines in selling prices of our products, especially as competition increases over time, product mix, the timing of cost reductions for fabricated wafers and assembly and test service costs, inventory valuation charges, purchase accounting-related charges, and changes in wafer manufacturing, assembly and test yields.

Research and Development Expenses.    Research and development expenses primarily include costs related to personnel, outside services that consist primarily of contract labor services, fabrication masks, architecture licenses, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development. While a substantial portion of our research and development activities are undertaken in support of our current and anticipated customers, we also invest in research and development to develop our technology. In the future, we expect some of the services currently performed by contractors to be performed internally.

We expect research and development expenses to continue to increase in total dollars although we expect these expenses to decrease as a percentage of revenues. We anticipated that our research and development expenses may fluctuate over the course of a year based on the timing of our fabrication mask costs.

Sales and Marketing Expenses.    Sales and marketing expenses primarily include costs related to personnel, sales commissions, trade shows, marketing programs, depreciation and allocated facilities expenses. We plan to continue to increase the size of our sales and marketing organization to enable us to expand into existing and new markets. We also plan to continue to invest in expanding our domestic and international sales and marketing activities and building brand awareness. Due to the lengthy sales cycles that we face, we may experience significant delays from the time we incur research and development and sales expenses until the time, if ever, that we generate sales from these products.

General and Administrative Expenses.    General and administrative expenses primarily include costs related to personnel, accounting, legal compliance and allocated facilities expenses. We expect that in future years our general and administrative expenses will increase as we incur additional costs associated with being a public company, including those related to compliance with the Exchange Act, the Sarbanes-Oxley Act and the Nasdaq rules.

(Loss) Gain on Fair Value of Warrant Liabilities.    (Loss) gain on fair value of warrant liabilities reflects the change in fair value of the warrant liabilities calculated at the end of each reporting period. Upon the closing of our initial public offering, the remaining outstanding warrants converted to warrants to purchase shares of our common stock and, as a result, are no longer subject to FSP 150-5. At that time, the then-current aggregate fair value of these warrants was reclassified from current liabilities to additional paid-in capital, and we ceased to record any related periodic fair value adjustments.

Comparison of Years Ended December 31, 2007 and 2006

Revenues.    Our revenues for 2007 were $122.5 million, as compared to revenues of $41.5 million in 2006, an increase of $81.0 million or 195.5%. The increase in revenues for 2007 resulted primarily from an increase in sales to existing customers to support increased demand for our home networking chipsets and DBS outdoor unit chips. Our revenues in both periods were primarily a result of sales of our home networking chipsets for the Verizon FiOS service deployment.

Gross Profit/Gross Margin.    Gross profit for 2007 was $46.3 million, an increase of $35.9 million, or 346.9%, from gross profit of $10.4 million in 2006. This increase was due to higher revenues from the sales of our home networking chipsets and DBS outdoor unit chips. Gross margin increased from 25.0% for 2006 to 37.8% for 2007 primarily due to a decrease in the unit costs of our home networking chipsets principally as a result of more favorable manufacturing costs. We accounted for the acquisition of RF Magic using the purchase method of accounting as required by SFAS No. 141, Business Combinations. Included in cost of net revenues for 2007 was $5.2 million of amortization of developed technology and inventory step-up that resulted from the application of the purchase method.

Research and Development Expenses.    Research and development expenses increased by $23.6 million, or 203.7%, from $11.6 million in 2006 to $35.2 million in 2007. This $23.6 million increase was primarily due to increased personnel costs of $12.3 million (of which $3.0 million was due to stock-based compensation), overhead allocations of $3.9 million, outside services costs of $2.2 million, intellectual property licenses of $1.4 million and development tool and supply costs of $0.8 million. The remainder of this increase resulted from a variety of expenditures principally related to customer-driven projects. Research and development headcount increased from 53 full-time employees as of December 31, 2006 to 193 full-time employees (168 employees in research and development and 25 employees in operations) as of December 31, 2007 (including employees added from the RF Magic acquisition).

Sales and Marketing Expenses.    Sales and marketing expenses increased by $6.2 million, or 151.7%, from $4.1 million in 2006 to $10.3 million in 2007. This $6.2 million increase included increased personnel costs of $4.6 million (of which $1.1 million was due to stock-based compensation) and increased trade show and travel costs of $1.0 million primarily due to a general increase in business activities. Sales and marketing headcount increased from 15 full-time employees as of December 31, 2006 to 57 full-time employees as of December 31, 2007 (including employees added from the RF Magic acquisition).

General and Administrative Expenses.    General and administrative expenses increased by $6.5 million, or 298.2%, from $2.2 million in 2006 to $8.7 million in 2007. This $6.5 million increase included increased personnel costs of $3.6 million (of which $2.0 million was due to stock-based compensation) and increased accounting, legal fees and recruiting costs of $1.6 million primarily due to a general increase in business activities. General and administrative headcount increased from 15 full-time employees as of December 31, 2007 to 31 full-time employees as of December 31, 2007 (including employees added from the RF Magic acquisition).

Write Off of In-Process Research and Development.    IPR&D of $21.4 million at the date of acquisition relates to RF Magic’s channel stacking switch products. The amount was expensed on the acquisition date because the acquired technology was next generation technology at an early stage of development and had not yet reached technological feasibility and had no alternative future uses. A discounted cash flow approach was utilized in valuing the IPR&D. The value of the technology was the sum of the present value of projected cash flow, in excess of returns on requisite assets, over the economic life of the IPR&D.

The IPR&D charge is made up of two projects that were 22% complete at the date of acquisition. The estimated cost to complete these projects was $10.7 million. The discount rate applied to calculate the IPR&D charge was 24%. If the projects are successfully developed, we do not expect to begin generating revenue from them until 2009. If we are unable to complete development of these projects within a reasonable period of time, our ability to retain customers could be impaired; our competitive position may be harmed; the introduction of new products by our competition and the emergence of new technologies could render these products obsolete; and we may not be able to fully realize the anticipated benefits from the acquisition notwithstanding the substantial charge we recognized relating to these projects.

Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets of $2.6 million was incurred during 2007. These intangible assets were acquired through the acquisitions of RF Magic on June 30, 2007 and Arabella on May 1, 2007.

Other Income (expense), net.    Other income (expense), net, decreased by $0.5 million, from $0.5 million for 2006 to $0.0 million for 2007. Interest income decreased by $0.4 million from $1.1 million for 2006 to $0.7 million for 2007 primarily due to a decrease in average cash balances from investing in product development and general growth. Interest expense increased by $0.7 million from $0.1 million for 2006 to $0.8 million for 2007 primarily as a result of $9.0 million debt incurred in 2007, including $7.0 million in debt as a result of the RF Magic acquisition. These changes were offset by a decrease in loss of fair value of preferred stock warrant liabilities of $0.6 million, as a result of the increasing preferred stock value.

Comparison of Years Ended December 31, 2006 and 2005

Revenues.    Our revenues were $41.5 million in 2006 as compared to $3.7 million in 2005. The increase in revenues from 2005 to 2006 was primarily related to an increase in sales of our home networking chipsets. In 2006, product revenues and service revenues accounted for 96.7% and 3.3% of total revenues, respectively. In 2005, product revenues and service revenues accounted for 78.5% and 21.5% of total revenues, respectively. The increase in product revenues was due to a significant increase in sales of our home networking chipsets for the deployment of Verizon’s FiOS service.

Gross Profit/Gross Margin.    Our gross profit in 2006 was $10.4 million as compared to $1.7 million in 2005. The increase in 2006 was due to higher revenues from sales of our home networking products. Gross margin decreased from 46.8% in 2005 to 25.0% in 2006. The decrease from 2005 to 2006 resulted from a shift in our sales mix from higher margin service revenues in 2005 to product revenues in 2006. Product revenues accounted for 96.7% of our revenues in 2006, while accounting for 78.5% of our revenues in 2005. Gross margins for product revenues decreased in 2006 because our product mix shifted in favor of chipsets which carry lower gross margins than our development kits.

Research and Development Expenses.    Research and development expenses increased by $2.0 million, or 21.2%, from $9.6 million in 2005 to $11.6 million in 2006. This $2.0 million increase included increased personnel costs of $1.4 million and increases in a variety of expenditures principally related to customer-driven projects. Research and development headcount increased from 38 full-time employees as of December 31, 2005 to 53 full-time employees as of December 31, 2006.

Sales and Marketing Expenses.    Sales and marketing expenses increased by $1.9 million, or 83.0%, from $2.2 million in 2005 to $4.1 million in 2006. This $1.9 million increase included increased personnel costs of $0.9 million, increased external commissions of $0.5 million and increased trade show and travel costs of $0.3 million. Sales and marketing headcount increased from 10 full-time employees as of December 31, 2005 to 15 full-time employees as of December 31, 2006.

General and Administrative Expenses.    General and administrative expenses increased by $0.3 million, or 18.7%, from $1.8 million in 2005 to $2.2 million in 2006. This $0.3 million increase included personnel costs of $0.2 million and increased travel and legal expenses of $0.1 million due to the increased demand for our home networking products. General and administrative headcount increased from 10 full-time employees as of December 31, 2005 to 15 full-time employees as of December 31, 2006.

Other Income (Expense), Net.    Other income (expense), net increased by $0.8 million from expense of $0.3 million in 2005 to income of $0.5 million in 2006. This $0.8 million increase was due to increased interest income of $0.8 million, attributable to higher cash balances resulting from $24.9 million in net equity financing proceeds received in December 2005 and $3.0 million in April 2006, lower interest expense of $0.4 million due to a bank line or credit that was terminated in 2005 and offset by a $0.4 million increase in loss of fair value of preferred stock warrant liabilities as a result of the increasing preferred stock value.

Quarterly Financial Data (Unaudited)

The following table presents certain quarterly financial data for the eight consecutive quarters ended December 31, 2007. The unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data. This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. We believe that our quarterly revenue, particularly the mix of revenue components, and operating results are likely to vary in the future. The operating results for any quarter are not necessarily indicative of the operating results for any future period or for any full year.

	Net Revenues	Gross Profit	Net Loss		Basic and Diluted Net Loss Per Share
	(In thousands, except per share data)
Year Ended December 31, 2007
Fourth Quarter	$40,168	$18,463	$(509)		$(0.02)
Third Quarter	36,144	14,145	(6,678)		(0.53)
Second Quarter	26,207	8,246	(23,753	)(1)	(3.82)
First Quarter	20,026	5,495	(1,144)		(0.21)
Year Ended December 31, 2006
Fourth Quarter	$16,548	$3,835	$(1,504)		$(0.33)
Third Quarter	10,466	2,723	(1,473)		(0.34)
Second Quarter	7,181	1,629	(2,724)		(0.64)
First Quarter	7,276	2,185	(1,476)		(0.36)

(1)	Includes write-off of IPR&D of $21.4 million upon the acquisition of RF Magic in June 2007.

Liquidity and Capital Resources

Since our inception, we have funded our operations with a combination of common and preferred stock issuances, cash collections from customers, bank credit facilities, and cash received from the exercise of stock options. As of December 31, 2007, we had cash and cash equivalents of $51.5 million, marketable securities of $3.0 million and $8.4 million in outstanding debt, net of debt issuance costs of $0.5 million. The outstanding debt was paid off in January 2008.

In April 2007, we entered into a loan and security agreement with Silicon Valley Bank under which we could receive advances of up to $7.0 million, secured by substantially all our tangible and intangible assets excluding intellectual property. We may increase the credit limit to $10.0 million under this credit facility upon payment of an additional commitment fee of $15,000. Interest is payable monthly at an annual rate equal to the prime rate plus 0.5% to 2.0% depending on the liquidity ratio we maintain. We drew $1.0 million against this credit facility in May 2007, which we paid down prior to the end of that month. In September 2007, Silicon Valley Bank issued a $1.2 million letter of credit on our behalf in connection with our entry into a lease agreement for additional facilities in August 2007, reducing the available credit by $1.2 million.

The following table shows our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years Ended December 31,
	2007	2006	2005
Net cash used in operating activities	$(1,120)	$(10,229)	$(13,992)
Net cash provided by (used in) investing activities	2,935	(3,918)	3,598
Net cash provided by financing activities	43,732	2,688	24,241

Total increase (decrease) in cash and cash equivalents	$45,547	$(11,459)	$13,847

Cash Flows from Operating Activities

Net cash used in operating activities in 2007 was $1.1 million, primarily consisting of a net loss of $32.0 million and increases of $14.7 million in accounts receivable primarily driven by higher sales, $3.7 million in inventory primarily driven by higher expected sales, and $1.0 million in prepaid assets due to an increase in higher costs associated with being publicly traded and general business growth. This was offset by the write off of in-process research and development of $21.4 million, and increases of $9.0 million in accounts payable and accrued expenses, mostly related to the increase in inventory purchases, and stock-based compensation of $6.5 million. The remaining changes in operating cash flows primarily reflect amortization of purchased intangible assets and inventory step-up resulting from acquisitions, depreciation and amortization, and increases in accrued payroll and benefits and other long-term liabilities.

Net cash used in operating activities in 2006 primarily consisted of a net loss of $7.1 million and increases of $5.8 million in accounts receivable primarily driven by higher sales and $5.3 million in inventory, primarily driven by higher expected sales. This was offset by an increase in accounts payable of $4.5 million, a decrease of prepaid expenses and other current assets of $1.3 million due to the reduction of vendor prepayments and depreciation and amortization of $1.1 million. The remaining changes in operating activities primarily reflect increases in revaluation of warrant liabilities and accrued payroll and benefits.

Net cash used in operating activities in 2005 primarily consisted of a net loss of $12.2 million and increases of $1.5 million in accounts receivable primarily driven by higher sales, $1.5 million in prepaid assets due to vendor prepayments and $0.4 million in inventory primarily driven by higher expected sales. This was offset by depreciation and amortization of $1.1 million and an increase in accounts payable and accrued expenses of $0.6 million. The increase in accounts payable and accrued expenses was primarily due to growth in accrued compensation and benefits associated with increases in our headcount.

Cash Flows from Investing Activities

Net cash provided by investing activities was $2.9 million in 2007, from net sales and maturities and purchases of short-term investments of $4.8 million to support general business growth and net cash provided by acquisitions of $4.1 million primarily from the acquisition of RF Magic, and offset by purchases of property and equipment of $6.0 million to support product development and general growth including building tenant improvements associated with our new building lease.

Net cash used in investing activities was $3.9 million in 2006 primarily consisting of the net purchases and sales and maturities of $2.8 million of short-term investments due to investments of the proceeds from the sale of preferred stock in late 2005 and of $1.2 million of purchases of property and equipment to support product development and general growth.

Net cash provided by investing activities was $3.6 million in 2005, primarily consisting of the net sales and maturities of short-term investments to support general business growth offset by purchases of property and equipment to support product development and a general increase in business activities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $43.7 million in 2007, mainly from proceeds from issuance of common stock primarily as a result of our initial public offering in December 2007. Net cash provided by financing activities was $2.7 million and $24.2 million in 2006 and 2005, respectively. In 2006 and 2005, we sold shares of our Series C preferred stock for net proceeds of $3.0 million and $24.9 million, respectively.

We believe that our cash and cash equivalents, the additional amounts currently available under our loan and security agreement, expected cash flow from operations, and the net proceeds from our initial public offering will be sufficient to fund our projected operating requirements for at least the next 12 months. However, we intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007 (in thousands):

	Years Ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Operating leases	$4,280	$4,543	$3,735	$2,931	$2,441	$4,796	$22,726
Capitalized software licenses	403	—	—	—	—	—	403
Debt obligations	2,860	3,662	2,334	—	—	—	8,856
Inventory and related purchase obligations	11,910	—	—	—	—	—	11,910

Total	$19,453	$8,205	$6,069	$2,931	$2,441	$4,796	$43,895

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of December 31, 2007, we have not recorded any indemnity obligations.

In 2007, we were contacted by Motorola on two occasions requesting that we indemnify Motorola against claims by third parties that products sold by Motorola that incorporate our products infringe one or more of the third parties’ patents. No specific amounts of indemnity have been sought. We are currently in the process of evaluating Motorola’s requests for indemnity and the underlying third party claims, and at the present time, due to the preliminary nature of the requests and the early status of our investigations, we are unable to predict the ultimate outcome of these matters.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for us beginning in the first quarter of fiscal 2008. We are currently evaluating what impact, if any, SFAS No. 157 will have on our consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted this pronouncement in the first quarter of 2008 and are currently evaluating what impact, if any, it will have on our consolidated results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales have been historically denominated in U.S. dollars and an increase in the value of U.S. dollar relative to the currencies of the countries in which our customers operate could materially affect the demand of our non-U.S. customers for our products, thereby resulting in these customers to reduce their orders, which would adversely affect our business. Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations; however, we do not consider this currency risk to be material as the related costs do not constitute a significant portion of our total spending. We outsource our wafer manufacturing, assembly, testing, warehousing and shipping operations; however all expenses related thereto are denominated in U.S. dollars. If the value of the U.S. dollar decreases relative to the currencies of the countries in which such contractors operate, the prices we are charged for their services may increase, which would adversely affect our business. Currently, we have not implemented any hedging strategies to mitigate risks related to the impact of fluctuations in currency exchange rates.

Interest Rate Risk

We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in deposits and money market funds with major financial institutions, U.S. government obligations, debt securities of corporations with strong credit ratings and a variety of industries that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2007, the carrying value of our cash and cash equivalents approximated fair value.

Our marketable securities, consisting of U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposits, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. In addition, in the past certain of our short term marketable securities were classified as available-for-sale and were stated at fair value, which was equal to cost due to the short-term maturity of these securities. In the event that there were to be a difference between fair value and cost in any of our available-for-sale securities, unrealized gains and losses on these investments would be reported as a separate component of accumulated other comprehensive income (loss).

Our investment policy for marketable securities requires that all securities mature in two years or less, with a weighted average maturity of no longer than 12 months. As of December 31, 2007, the carrying value of $3.0 million approximated the fair value of these securities. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

The carrying value, maturity and estimated fair value of our cash equivalents and marketable securities as of December 31, 2007 and 2006, respectively, were as follows:

	Carrying Value December 31, 2007	Maturity			Fair Value December 31, 2007
		2008	2009	2010
	(In thousands, except interest rates)
Investments
Cash equivalents	$49,297	$49,297	$—	$—	$49,297
Weighted average yield	4.77%	4.77%	—	—
Marketable securities	$2,965	$2,965	$—	$—	$2,965
Weighted average yield	4.73%	4.73%	—	—

	Carrying Value December 31, 2006	Maturity			Fair Value December 31, 2006
		2007	2008	2009
	(In thousands, except interest rates)
Investments
Cash equivalents	$2,609	$2,609	$—	$—	$2,609
Weighted average yield	4.99%	4.99%	—	—
Marketable securities	$7,746	$7,746	$—	$—	$7,752
Weighted average yield	5.56%	5.56%	—	—

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, prior to filing this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because we expect to file our Proxy Statement within 120 days after the end of our fiscal year ended December 31, 2007 pursuant to Regulation 14A promulgated under the Exchange Act, and the information included in the Proxy Statement is incorporated herein by reference to the extent provided below. With the exception of the information specifically incorporated herein by reference from our Proxy Statement into this Annual Report on Form 10-K, our Proxy Statement shall not be deemed to be filed as part of this Annual Report on Form 10-K. Without limiting the foregoing, the information contained in the sections entitled “Report of the Audit Committee” and the “Report of the Compensation Committee” in our Proxy Statement is not incorporated by reference into this Annual Report on Form 10-K or deemed “filed” with the SEC.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors—Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information in the Proxy Statement under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information in the Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information in the Proxy Statement under the headings “Transactions with Related Persons” and “Election of Directors—Information Regarding the Board of Directors and Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information in the Proxy Statement under the heading “Ratification of Selection of Independent Auditors—Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

      (a) 1. Financial Statements.

The following consolidated financial statements, and related notes thereto, and the related Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-3
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7

      2. Financial Statement Schedules.

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Page
Schedule II—Consolidated Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

      3. Exhibits.

List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Entropic Communications, Inc.

We have audited the accompanying consolidated balance sheets of Entropic Communications, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entropic Communications, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set for therein.

As discussed in Note 1 to the consolidated financial statements, Entropic Communications, Inc. changed its method of accounting for Share-Based Payments in accordance with the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” during the year ended December 31, 2006.

/s/ Ernst & Young LLP

San Diego, California

February 25, 2008

Entropic Communications, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$51,475	$5,928
Restricted cash	58	—
Marketable securities	2,965	7,746
Accounts receivable, net	24,489	7,453
Inventory	15,332	5,972
Prepaid expenses and other current assets	2,238	453

Total current assets	96,557	27,552
Property and equipment, net	8,952	2,975
Intangible assets, net	34,145	—
Goodwill	86,256	—
Other long-term assets	416	697

Total assets	$226,326	$31,224

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$18,909	$6,814
Accrued payroll and benefits	4,253	864
Deferred revenues	303	300
Current portion of line of credit and loans payable	2,860	—
Current portion of software licenses and capital lease obligations	384	709

Total current liabilities	26,709	8,687
Stock repurchase liability	1,765	282
Lines of credit and loans payable, less current portion	5,547	—
Software licenses and capital lease obligations, less current portion	—	380
Preferred stock warrant liabilities	—	811
Other long term liabilities	1,907	—
Commitments and contingencies
Redeemable convertible preferred stock, $0.001 par value; no shares and 145,754 shares authorized as of December 31, 2007 and 2006, respectively:
Series A redeemable convertible preferred stock, no shares and 16,509 shares designated as of December 31, 2007 and 2006, respectively; no shares issued and outstanding as of December 31, 2007; 16,344 shares issued and outstanding as of December 31, 2006	—	16,319
Series B redeemable convertible preferred stock, no shares and 49,744 shares designated as of December 31, 2007 and 2006, respectively; no shares and 48,937 shares issued and outstanding as of December 31, 2007 and 2006, respectively	—	36,165
Series C redeemable convertible preferred stock, no shares and 35,624 shares designated as of December 31, 2007 and 2006, respectively; no shares and 34,926 shares issued and outstanding as of December 31, 2007 and 2006, respectively	—	27,895
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000 and no shares authorized as of December 31, 2007 and 2006, respectively; no shares issued and outstanding as of December 31, 2007 and 2006	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 68,156 and 5,604 shares issued and outstanding as of December 31, 2007 and 2006, respectively	68	5
Additional paid-in capital	282,627	893
Accumulated deficit	(92,297)	(60,213)

Total stockholders’ equity (deficit)	190,398	(59,315)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$226,326	$31,224

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Net revenues:
Product	$122,245	$40,121	$2,919
Service	300	1,350	800

Total net revenues	122,545	41,471	3,719
Cost of net revenues:
Product	76,130	30,714	1,931
Service	66	385	48

Total cost of net revenues	76,196	31,099	1,979

Gross profit	46,349	10,372	1,740
Operating expenses:
Research and development	35,235	11,601	9,574
Sales and marketing	10,348	4,112	2,247
General and administrative	8,729	2,192	1,846
Write off of in-process research and development	21,400	—	—
Amortization of purchased intangibles	2,634	—	—

Total operating expenses	78,346	17,905	13,667

Loss from operations	(31,997)	(7,533)	(11,927)
Other income (expense):
Interest income	668	1,018	242
Interest expense	(810)	(135)	(537)
Gain/(loss) on fair value of preferred stock warrant liabilities	173	(401)	(28)

Total other income (expense), net	31	482	(323)

Net loss before cumulative effect of change in accounting principle	(31,966)	(7,051)	(12,250)
Cumulative effect of change in accounting principle	—	—	54

Net loss	(31,966)	(7,051)	(12,196)
Accretion of redeemable convertible preferred stock	(118)	(126)	(89)

Net loss attributable to common stockholders	$(32,084)	$(7,177)	$(12,285)

Net loss per share attributable to common stockholders—basic and diluted	$(2.47)	$(1.66)	$(3.70)

Weighted average number of shares used to compute loss per share attributable to common stockholders	13,011	4,325	3,317

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable Convertible Preferred Stock														Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Series A		Series B		Series C		Series D-1		Series D-2		Series D-3		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2004	16,344	$16,434	48,937	$36,014	—	$—	—	$—	—	$—	—	$—	3,154	$3	$131	$(40,751)	$(40,617)
Issuance of Series C redeemable convertible preferred stock for cash, net of $127 in issuance costs	—	—	—	—	31,184	24,873	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	—	—	—	—	—	—	157	—	52	—	52
Issuance of common stock upon exercise of stock options for promissory notes	—	—	—	—	—	—	—	—	—	—	—	—	906	1	294	—	295
Stock-based compensation to consultants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	26	—	26
Net reclassification of repurchase liability for early exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(42)	—	(42)
Accretion of redeemable convertible preferred stock	—	10	—	76	—	3	—	—	—	—	—	—	—	—	—	(89)	(89)
Warrants issued in connection with line of credit	—	—	—	307	—	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of warrants to liabilities	—	(135)	—	(307)	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,196)	(12,196)

Balance as of December 31, 2005	16,344	16,309	48,937	36,090	31,184	24,876	—	—	—	—	—	—	4,217	4	461	(53,036)	(52,571)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $22	—	—	—	—	3,742	2,978	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	—	—	—	—	—	—	479	—	156	—	156
Issuance of common stock upon exercise of stock options for promissory notes	—	—	—	—	—	—	—	—	—	—	—	—	912	1	295	—	296
Stock-based compensation to employees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	183	—	183
Stock-based compensation to consultants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	40	—	40
Repurchase of unvested common shares	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(2)	—	(2)
Net reclassification of repurchase liability for early exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(240)	—	(240)
Accretion of redeemable convertible preferred stock	—	10	—	75	—	41	—	—	—	—	—	—	—	—	—	(126)	(126)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,051)	(7,051)

Balance as of December 31, 2006	16,344	$16,319	48,937	$36,165	34,926	$27,895	—	$—	—	$—	—	$—	5,604	$5	$893	$(60,213)	$(59,315)

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

(in thousands)

	Redeemable Convertible Preferred Stock														Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Series D-1		Series D-2		Series D-3		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2006	16,344	$16,319	48,937	$36,165	34,926	$27,895	—	$—	—	$—	—	$—	5,604	$5	$893	$(60,213)	$(59,315)
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	—	—	—	—	—	—	3,161	3	2,126	—	2,129
Stock-based compensation to employees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,186	—	6,186
Stock-based compensation to consultants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	259	—	259
Repurchase of unvested common shares	—	—	—	—	—	—	—	—	—	—	—	—	(10)	—	(7)	—	(7)
Issuance of common stock in conjunction with acquisition of Arabella Software, Ltd.	—	—	—	—	—	—	—	—	—	—	—	—	389	1	2,466	—	2,467
Issuance of redeemable convertible preferred stock and common stock; preferred stock warrants and stock options assumed in conjunction with acquisition of RF Magic, Inc.	—	—	—	—	—	—	2,266	5,059	18,981	42,721	20,917	50,120	5,867	6	50,682	—	50,688
Net reclassification of repurchase liability for early exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	999	—	999
Accretion of redeemable convertible preferred stock	—	8	—	71	—	39	—	—	—	—	—	—	—	—	—	(118)	(118)
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—	307	—	42	—	42
Issuance of common stock to employees	—	—	—	—	—	—	—	—	—	—	—	—	10	—	73	—	73
Issuance of common stock upon initial public offering, net of issuance costs of $7,436,000	—	—	—	—	—	—	—	—	—	—	—	—	8,000	8	40,556	—	40,564
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(16,344)	(16,327)	(48,937)	(36,236)	(34,926)	(27,934)	(2,266)	(5,059)	(18,981)	(42,721)	(20,917)	(50,120)	44,828	45	178,352	—	178,397
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,966)	(31,966)

Balance as of December 31, 2007	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	68,156	$68	$282,627	$(92,297)	$190,398

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities:
Net loss	$(31,966)	$(7,051)	$(12,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,620	1,062	1,094
Amortization of purchased intangible assets	5,115	—	—
Amortization of inventory step-up in acquisitions	2,749	—	—
Stock-based compensation to consultants	259	40	26
Stock-based compensation to employees	6,186	183	—
Stock granted to employees in lieu of settlement	73	—	—
Interest expense attributable to amortization of debt issuance costs	194	57	249
In-process research and development	21,400	—	—
Revaluation of preferred stock warrant liabilities	(173)	401	(26)
Changes in operating assets and liabilities:
Restricted cash	(58)	—	—
Accounts receivable	(14,653)	(5,799)	(1,518)
Inventory	(3,691)	(5,344)	(415)
Prepaid expenses and other current assets	(1,028)	1,326	(1,475)
Other long-term assets	657	(75)	104
Accounts payable and accrued expenses	8,954	4,523	566
Accrued payroll and benefits	1,755	369	54
Deferred revenues	3	110	(410)
Other long term liabilities	1,484	(31)	(45)

Net cash used in operating activities	(1,120)	(10,229)	(13,992)

Investing activities:
Purchases of property and equipment	(5,987)	(1,162)	(660)
Purchases of marketable securities	(2,965)	(10,956)	(18,142)
Sales/maturities of marketable securities	7,746	8,200	22,400
Net cash provided by acquisitions	4,141	—	—

Net cash provided by (used in) investing activities	2,935	(3,918)	3,598

Financing activities:
Principal payments on software license and capital lease obligations	(705)	(447)	(686)
Payment of debt issuance costs	(147)	—	—
Principal payments on line of credit obligations	(1,144)	—	(2,000)
Proceeds from draws on line of credit	3,000	—	2,000
Net proceeds from the issuance of common stock	42,693	159	54
Proceeds from the exercise of warrants	42	—	—
Net proceeds from the issuance of redeemable convertible preferred stock	—	2,978	24,873
Repurchase of restricted stock	(7)	(2)	—

Net cash provided by financing activities	43,732	2,688	24,241

Net increase (decrease) in cash and cash equivalents	45,547	(11,459)	13,847
Cash and cash equivalents at beginning of year	5,928	17,387	3,540

Cash and cash equivalents at end of year	$51,475	$5,928	$17,387

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Business

Entropic Communications, Inc. (the “Company”) was organized under the laws of the state of Delaware on January 31, 2001. The Company is a fabless semiconductor company that designs, develops and markets systems solutions to enable connected home entertainment.

In October 2007, the Company completed a 1-for-3.25 reverse stock split. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency Remeasurement

The U.S. dollar is the functional currency for all foreign operations. Inventories, property, plant and equipment, cost of goods sold, and depreciation for those operations are remeasured from foreign currencies into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from those remeasurements are included in earnings. Gains and losses resulting from foreign currency transactions are recognized currently in earnings.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to business combinations, revenue recognition, allowance for doubtful accounts, inventory reserves, long-lived assets (including goodwill and intangible assets), warranty reserves, valuation of warrants, valuation of equity securities, and stock-based compensation. On an on-going basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Revenue Recognition

The Company’s revenues are generated principally by sales of its semiconductor products. During the years ended December 31, 2007, 2006 and 2005, product revenues represented 99%, 97% and 78%, respectively, of its total net revenues. The Company also generates service revenues from development contracts.

The majority of the Company’s sales occur through the efforts of its direct sales force. The remainder of the Company’s sales occurs through distributors. During the years ended December 31, 2007, 2006 and 2005, the Company derived 1%, 2% and 9%, respectively, of its total net revenues from sales made through distributors.

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), and SAB No. 104, Revenue Recognition (“SAB 104”), the Company recognizes product revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered,

(iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, the Company does not recognize revenue until all customer acceptance requirements have been met, when applicable.

A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return. Product revenues on sales made through these distributors are not recognized until the distributors ship the product to their customers. The Company records reductions to revenues for estimated product returns and pricing adjustments, such as competitive pricing programs, in the same period that the related revenue is recorded. To date, product returns and pricing adjustments have not been significant.

The Company also has entered into an inventory “hubbing” arrangement with a key customer. Pursuant to this arrangement, the Company delivers products to the designated third party warehouse based upon the customer’s projected needs, but does not recognize product revenue unless and until the customer removes the Company’s products from the third party warehouse to incorporate into its own products.

The Company derives revenues from development contracts that involve new and unproven technologies. Revenues under these contracts are deferred until customer acceptance is obtained, and other contract-specific terms have been completed in accordance with the completed contract method of American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Provision for losses related to development contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. The costs associated with development contracts are included in cost of service revenue. The Company defers the cost of services provided under its development contracts. As of December 31, 2007, 2006 and 2005, the Company has included $66,000, $132,000 and $0, respectively, of capitalized contract costs in inventory.

The Company acquired a development agreement in connection with the acquisition of RF Magic, Inc. that provides the Company with royalties in exchange for an exclusive right to manufacture and sell certain products. The Company has determined that it is not able to reliably estimate the royalties earned in the period the sales occur. Thus, the Company records revenues based on cash receipts. The royalty revenue recorded during the years ended December 31, 2007, 2006 and 2005 were $1,749,000, $0 and $0, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, leases payable, and lines of credit and loans payable. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions in order to limit its credit exposure. Credit is extended based on an evaluation of the customer’s financial condition and a cash deposit is generally not required. The Company estimates potential losses on trade receivables on an ongoing basis.

The Company invests cash in deposits and money market funds with major financial institutions, U.S. government obligations, debt securities of corporations with strong credit ratings and a variety of industries. It is the Company’s policy to invest in instruments that have a final maturity of no longer than two years, with a portfolio weighted average maturity of no longer than 12 months.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds. The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Marketable Securities

The Company accounts for marketable securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. The Company follows the guidance provided by Emerging Issues Task Force (“EITF”) No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations. No such losses have been recorded to date.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, marketable securities, trade receivables, accounts payable and other accrued liabilities approximate their fair value due to the relative short-term maturities. The fair value of marketable securities is determined using quoted market price for those securities. The carrying amounts of the Company’s capital lease obligations, loans payable, preferred stock warrant liability and other long-term liabilities approximate their fair value. The fair value of capital lease obligations and loans payable was estimated based on the current interest rates available to the Company for debt instruments with similar terms, degrees of risk, and remaining maturities. The fair value of the preferred stock warrant liabilities was estimated using the Black-Scholes valuation model.

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and the Company’s historical experience. The Company has recorded an allowance for doubtful accounts of $134,000, $0 and $0, as of December 31, 2007, 2006 and 2005, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Lower of cost or market adjustments reduce the carrying value of the related inventory and take into consideration reductions in sales prices, excess inventory levels and obsolete inventory. These adjustments are done on a part-by-part basis. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (three to seven years), except leasehold improvements and software which are amortized over the lesser of the estimated useful lives of the asset or the remaining lease/license term.

Impairment of Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets’ carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value. The Company has identified no such impairment losses to date.

Guarantees and Indemnifications

In the ordinary course of business, the Company has entered into agreements with customers that include indemnity provisions. To date, there have been no known events or circumstances that have resulted in any significant costs related to these indemnification provisions, and as a result, no liabilities have been recorded in the accompanying financial statements.

Rebates

The Company accounts for rebates in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, at the time of the sale accrues 100% of the potential rebate as a reduction to revenue and does not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. The Company reverses the accrual for unclaimed rebates amounts as specific rebate programs contractually end or when management believes unclaimed rebates are no longer subject to payment and will not be paid.

Shipping and Handling

Revenues derived from billing customers for shipping and handling costs are classified as a component of net revenues. Costs of shipping and handling charged by suppliers are classified as a component of cost of net revenues.

Warranty Accrual

The Company’s products are subject to warranty periods of one year or more. The Company provides for the estimated future costs of replacement upon shipment of the product as cost of net revenues. The Company has not incurred significant warranty claims to date. The warranty accrual is based on management’s best estimate of expected costs associated with product failure and historical product failures.

Research and Development Costs

Research and development costs are expensed as incurred and primarily include costs related to personnel, outside services, which consist primarily of contract labor services, fabrication masks, architecture licenses, engineering design development software and hardware tools, allocated facilities expenses and depreciation of equipment used in research and development.

Software Development Costs

Software development costs are capitalized beginning when technological feasibility has been established and ending when a product is available for sale to customers. To date, the period between achieving technological feasibility and when the software is made available for sale to customers has been relatively short and software development costs qualifying for capitalization have not been significant. As such, all software development costs have been expensed as incurred in research and development expense.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs, which are included in sales and marketing expenses, were $86,000 during the year ended December 31, 2007 and not significant for prior periods presented.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

In July 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

Prior to 2007 the Company determined its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), including the provisions of SAB No. 107 (“SAB 107”) and SAB No. 110 (“SAB 110”). Under SFAS 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of SFAS 123R using the prospective transition method. Accordingly, prior periods have not been revised for comparative purposes.

The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date, January 1, 2006, which are subsequently modified or canceled. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), related interpretations, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) for employee stock options and recorded compensation cost for options granted at exercise prices that were less than market value of the Company’s common stock at the date of grant. Pursuant to SFAS 123R, as the Company utilized the minimum value method through December 31, 2005, the Company will continue to recognize compensation expense relating to unvested awards as of the date of adoption using APB 25 which is the same accounting principle originally applied to those awards.

Stock-based compensation expense recognized in the Company’s statement of operations for the years ended December 31, 2007 and 2006 included compensation expense for stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123R. For stock awards granted during the years ended December 31, 2007 and 2006, expenses are amortized under the straight-line method. As stock-based compensation expense recognized in the statement of operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for stock-based compensation awards granted to non-employees in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or

in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under EITF 96-18, the Company determines the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Cumulative Effect of Change in Accounting Principle

Effective July 1, 2005, the Company adopted the provisions of FASB Staff Position No. 150-5, Issuer’s Accounting Under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”), an interpretation of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). Pursuant to FSP 150-5, freestanding warrants for shares that are either puttable or warrants for shares that are redeemable are classified as liabilities on the consolidated balance sheet at fair value. At the end of each reporting period, changes in fair value during the period are recorded as a component of other income (expense), net.

For the year ended December 31, 2005, upon adoption of FSP 150-5, the Company reclassified the fair value of its warrants to purchase shares of its redeemable convertible preferred stock from equity to a liability and recorded a cumulative effect benefit of approximately $54,000 for the change in accounting principle.

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the design, development and sale of silicon integrated circuits. Products within this segment are embedded in electronic devices used to enable the delivery of multiple streams of HD video and other multimedia content for entertainment purposes into and throughout the home. The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis evaluating financial performance and allocating resources. There are no segment managers who are held accountable for operations below the consolidated financial statement level. The Company’s assets are primarily located in the United States of America and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

Recently Issued Accounting Standards

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this pronouncement in the first quarter of 2008 and is currently evaluating what impact, if any, it will have on its consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this pronouncement in the first quarter of 2008 and is currently evaluating what impact, if any, it will have on its consolidated results of operations and financial position.

In June 2007, the FASB ratified EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. This standard is not expected to have a material impact on the Company’s future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. The Company is still assessing the impact of this standard on its future consolidated financial statements.

2.     Supplemental Financial Information

Restricted Cash

As of December 31, 2007, the Company has $58,000 in restricted cash held in escrow for certain indemnification claims related to the acquisition of RF Magic, Inc.

Marketable Securities

The Company has classified its marketable securities as held-to-maturity when it has the intent and ability to hold the securities to maturity. The held-to-maturity investments are summarized as follows (in thousands):

	As of December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate debt	$2,965	$—	$—	$2,965

	$2,965	$—	$—	$2,965

	As of December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate debt	$5,955	$5	$—	$5,960
Commercial paper	597	—	—	597
Asset-backed securities	1,194	1	—	1,195

	$7,746	$6	$—	$7,752

As of December 31, 2007, all marketable securities were due in one year or less.

Inventories

The components of inventory are as follows (in thousands):

	As of December 31,
	2007	2006
Capitalized development contract costs	$66	$132
Work-in-process	8,379	3,252
Finished goods	6,887	2,588

Total inventory	$15,332	$5,972

Property and Equipment

Property and equipment consist of the following (in thousands, except for years):

	Useful Lives (in years)	As of December 31,
		2007	2006
Office and laboratory equipment	5	$4,337	$1,537
Computer equipment	3-5	1,541	724
Furniture and fixtures	7	407	252
Leasehold improvements	Lease term	287	258
Licensed software	1-3	2,284	2,071
Construction in progress		3,423	—

		12,279	4,842
Accumulated depreciation		(3,327)	(1,867)

Property and equipment, net		$8,952	$2,975

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $1,620,000, $1,062,000 and $1,094,000, respectively.

Goodwill and purchased intangible assets

Purchased intangible assets were as follows (in thousands):

	As of December 31, 2007
	Gross	Accumulated Amortization	Net
Developed technology	$26,060	$(2,648)	$23,412
Customer relationships	10,800	(900)	9,900
Backlog	1,400	(1,400)	—
Trade name	1,000	(167)	833

	$39,260	$(5,115)	$34,145

The estimated future amortization expense of purchased intangible assets charged to cost of net revenues and operating expenses as of December 31, 2007, is as follows (in thousands):

Years Ending December 31,	Cost of Net Revenues	Operating Expenses	Total
2008	$4,960	$2,385	$7,345
2009	4,960	2,385	7,345
2010	4,960	2,219	7,179
2011	4,960	2,052	7,012
2012	2,480	1,884	4,364
Thereafter	—	900	900

Total	$22,320	$11,826	$34,145

Total
Goodwill as of December 31, 2006	$—
Acquisitions	86,092
Adjustments(1)	164

Goodwill as of December 31, 2007	$86,256

(1)	Adjustments relate to acquisition costs, inventory valuation, the fair value of the debt acquired and the fair value of the receivables acquired.

Accrued Warranty

The following table presents a rollforward of the Company’s product warranty liability, which is included within accounts payable and accrued expenses in the consolidated balance sheets (in thousands):

	As of December 31,
	2007	2006
Beginning balance	$417	$20
Accruals for warranties issued during the year	523	397
Acquired through acquisition	17	—
Settlements made during the year	(31)	—

Ending balance	$926	$417

Software License and Capital Lease Obligations

The Company has financed certain licenses for software used in product development. The present value of the future license payments has been capitalized and included in property and equipment and will be amortized over the length of the license period, generally one to three years. The software license obligation will be reduced by the principal portion of the quarterly license payments. The cost of the assets under capital lease as of December 31, 2007 and 2006 totaled $1,395,000 and $1,556,000, respectively, and accumulated amortization totaled $924,000 and $459,000, respectively, as of those same dates. Amortization of the assets recorded under capital lease is included in depreciation expense.

As of December 31, 2007 the remaining minimum future payments on software licenses and capital lease obligations were as follows (in thousands):

Years Ending December 31,
2008	$403
Less amounts representing interest	(19)

Present value of obligations	$384

Interest expense associated with capital lease obligations for the years ended December 31, 2007, 2006 and 2005 was $73,000, $70,000 and $47,000, respectively.

Net Loss Per Common Share

Under the provisions of SFAS No. 128, Earnings per Share, basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive. The Company was in a loss position for all periods presented and, accordingly, there is no difference between basic loss per share and diluted loss per share.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net loss before cumulative effect of change in accounting principle	$(31,966)	$(7,051)	$(12,250)
Cumulative effect of change in accounting principle	—	—	54

Net loss	(31,966)	(7,051)	(12,196)
Accretion of redeemable convertible preferred stock	(118)	(126)	(89)

Net loss attributable to common stockholders—basic and diluted	$(32,084)	$(7,177)	$(12,285)

Denominator:
Weighted average number of common shares outstanding	14,772	4,980	3,405
Less: Restricted stock	(1,761)	(655)	(88)

Weighted average number of shares used in computing net loss per common share—basic and diluted	13,011	4,325	3,317

Net loss per common share—basic and diluted
Net loss before cumulative effect of change in accounting principle	$(2.46)	$(1.63)	$(3.69)
Cumulative effect of change in accounting principle	—	—	0.02

Net loss	(2.46)	(1.63)	(3.67)
Accretion of redeemable convertible preferred stock	(0.01)	(0.03)	(0.03)

Net loss attributable to common stockholders—basic and diluted	$(2.47)	$(1.66)	$(3.70)

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Stock options outstanding	6,738	3,402	3,697
Stock reserved for issuance under put and call option agreements	182	—	—
Restricted stock	2,049	868	130
Common stock warrants	658	—	—
Preferred stock warrants	—	229	229
Redeemable convertible preferred stock	—	31,855	30,703

Total	9,627	36,354	34,759

3. Acquisitions

On May 1, 2007, the Company acquired all of the outstanding shares of Arabella Software Ltd. (“Arabella”) for $3,431,000. The purchase consideration consisted of 389,000 shares of the Company’s common stock, cash consideration of $650,000, and legal and other costs of $315,000. Arabella, based in Israel, specializes in the design and development of embedded Linux software. The allocation of purchase price resulted in $1,260,000 recorded for purchased technology that will be amortized over a five year life and $51,000 of net tangible assets. The excess purchase price over the fair value of net tangible and intangible assets acquired resulted in $2,120,000 recorded to goodwill. Since the acquisition, Arabella has been renamed Entropic Communications Israel Ltd. The results of operations of Entropic Communications Israel Ltd. have been included in the Company’s results of operations from the date of acquisition.

On June 30, 2007, the Company acquired RF Magic, Inc. (“RF Magic”), a provider of digital broadcast satellite outdoor unit and silicon television tuner solutions for approximately 5,898,000 shares of the Company’s common stock and 2,278,000, 19,082,000, and 21,028,000 shares of shares of the Company’s newly created Series D-1, Series D-2, and Series D-3 redeemable convertible preferred stock, respectively. The securities the Company issued or reserved for issuance pursuant to the acquisition were equal to approximately 34% of the combined company’s fully diluted capitalization. The results of operations of RF Magic have been included in the Company’s consolidated financial statements from the date of acquisition.

In connection with the RF Magic acquisition, the Company entered into an escrow agreement pursuant to which (i) 885,000 shares of the Company’s common stock and (ii) shares of the Company’s Series D redeemable convertible preferred stock that are convertible into an aggregate of 1,956,000 shares of its common stock, were deposited into an escrow account to potentially be used to satisfy certain indemnification claims. On November 14, 2007, the Company and the representative of the former RF Magic stockholders agreed that 90,000 of these escrowed shares (calculated on an as-converted to common stock basis) would be distributed to the Company to satisfy an indemnification claim made by the Company and that the remaining shares would thereafter be released to the former RF Magic stockholders.

In connection with the acquisition of RF Magic, the Company assumed RF Magic common stock warrants that were outstanding on June 30, 2007. Upon completion of the acquisition, the warrants allowed the holders to purchase an aggregate of 323,000 common shares of the Company at an exercise price of $0.42 per share. On or before September 9, 2008, 304,000 shares underlying these warrants are exercisable and on or before October 17, 2008, 20,000 of the shares underlying these warrants are exercisable. The warrants were valued at $2,249,000 on the date of acquisition. The fair value of warrants assumed was calculated utilizing the Black-Scholes option pricing model with a risk free rate of return of 4.8%, volatility of 73%, 0% dividend yield, and the remaining contractual term of the warrants on the date of acquisition of seven years.

The fair value of common stock and redeemable convertible preferred stock issued to the stockholders of RF Magic was determined based on the fair value of the Company’s common stock and redeemable convertible preferred stock as of June 30, 2007. In order to calculate fair value, the Company utilized a probability-weighted expected return method consistent with the recommendations of the AICPA Audit and Accounting Practice Aid Series, Valuation of Privately-Held Company Equity Securities Issued as Compensation. The Company utilized the following four scenarios in the probability weighted calculation: liquidation, initial public offering, merger or acquisition, and status-quo. An enterprise value was calculated for the Company under each of the scenarios based on either the income, market or cost approach. From the enterprise value, a market value of equity was derived by reducing the enterprise value by excess balance sheet cash and deductions for debt and other obligations. The probability-weighted expected return method was then used to allocate the market value of equity to the various classes of stock.

The fair value of the Company’s common and redeemable convertible preferred stock issued in the acquisition of RF Magic was:

Class of Stock	Fair Value Per Share
Common stock	$7.22
Series D-1 redeemable convertible preferred stock	$2.23
Series D-2 redeemable convertible preferred stock	$2.25
Series D-3 redeemable convertible preferred stock	$2.40

Except for stock options held by employees of RF Magic’s French subsidiary, the Company assumed each outstanding option to purchase RF Magic common stock and converted these options into options to purchase an aggregate of 2,685,000 shares of common stock. The fair value of stock options assumed was calculated utilizing the Black-Scholes option pricing model with a risk free rate of return of 4.9%-5.0%, volatility of 73%, and an expected term calculated under the simplified method of SAB 107 for each option assumed ranging from 2.5 – 6.0 years. Pursuant to put and call option agreements, the Company may issue up to 182,000 shares of its common stock in exchange for the shares of RF Magic’s common stock issuable upon exercise of the options not assumed.

The total cost of the acquisitions was as follows (in thousands):

	Arabella	RF Magic	Total
Cash	$650	$—	$650
Common stock issued	2,466	42,583	45,049
Redeemable convertible preferred stock issued	—	98,405	98,405
Options and warrants assumed	—	9,566	9,566
Direct acquisition costs	315	572	887

Total	$3,431	$151,126	$154,557

As a result of the acquisition of RF Magic, the Company assumed the outstanding indebtedness owed under a venture loan and security agreement with Horizon Technology Funding Company LLC totaling $7,000,000; lease obligations for office space totaling $307,000 and software development tools totaling $230,000; and open purchase order commitments totaling $790,000. The office lease was subsequently amended to increase the related obligation by $104,000.

The Company has accounted for the acquisitions under the purchase method of accounting under SFAS No. 141, Business Combinations. Under the purchase method of accounting, the purchase price is allocated to the net tangible and intangible assets based on their estimated fair values as of the acquisition date.

The purchase price allocations are shown below (in thousands):

	Arabella	RF Magic	Total
Cash and cash equivalents	$127	$5,551	$5,678
Accounts receivable	31	2,350	2,381
Inventory	—	8,418	8,418
Other current assets	23	659	682
Property and equipment	61	1,452	1,513
Other long-term assets	—	34	34
Accounts payable and accrued expenses	(168)	(2,090)	(2,258)
Accrued payroll and benefits	(23)	(1,696)	(1,719)
Long-term debt	—	(7,000)	(7,000)
Other long-term liabilities	—	(88)	(88)

Net tangible assets	51	7,590	7,641
Developed technology	1,260	24,800	26,060
Customer relationships	—	10,800	10,800
Backlog	—	1,400	1,400
Trade name	—	1,000	1,000
In-process research and development	—	21,400	21,400
Goodwill	2,120	84,136	86,256

Total purchase price	$3,431	$151,126	$154,557

As a result of the required adjustment of acquired assets and liabilities to their fair value at the date of purchase, the Company increased inventory by $2,749,000 over the historical cost. The increased inventory value will be recorded as a component of cost of net revenues as the related products are sold.

The goodwill recorded for the acquisition of Arabella and RF Magic is not deductible for tax purposes, and will be assessed annually for impairment. The weighted average amortization period of the identifiable intangible assets is approximately 4.7 years as of December 31, 2007.

The developed technology represents proprietary knowledge that is technologically feasible as of the valuation date, and included all fully functioning products at the date of the valuation. The amount assigned to the developed technology was assigned based on the estimated net discounted cash flows from the related product lines on the date of acquisition. The developed technology is being amortized on a straight-line basis over a useful life of five years.

The customer relationships, backlog, and trade name are being amortized on a straight-line basis over a useful life of six years, six months, and three years, respectively.

Acquired in-process research and development (“IPR&D”) at the date of acquisition relates to RF Magic’s channel stacking switch products. The amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no alternative future uses. A discounted cash flow approach was utilized in valuing the IPR&D. The value of the technology was the sum of the present value of projected debt-free net income, in excess of returns on requisite assets, over the economic life of the IPR&D.

Pro Forma Statements of Operations

The following unaudited pro forma financial information reflects the consolidated results of operations as if the acquisition of RF Magic had occurred on January 1, 2006. The unaudited pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transactions been completed at the beginning of the periods presented, and do not purport to represent what the Company’s consolidated results of operations might be for any future period (in thousands except per share amounts):

	Years Ended December 31,
	2007	2006
	(unaudited)
Net revenues	$137,569	$67,654
Net loss	(13,649)	(23,203)
Net loss per share—basic and diluted	(0.61)	(2.27)

4. Debt

In April 2007, the Company entered into a subordinated debt and security agreement with Horizon Technology Funding Company LLC and Silicon Valley Bank under which the Company could receive advances of up to $8,000,000, secured by all of the Company’s tangible and intangible assets excluding intellectual property (“Growth Line”). Interest is payable monthly at an annual interest rate equal to the greater of 11.85% or 11.85% plus the difference between the one-month LIBOR rate as reported in The Wall Street Journal three business days prior to the applicable advance and 5.32% (11.85% as of December 31, 2007). Beginning in April 2008, principal and interest payments shall be payable over 30 months on the outstanding principal of the loan. The Company drew $1,000,000 against the Growth Line in April 2007. In August 2007, the Company modified the Growth Line to extend $3,000,000 of the $4,000,000 availability under the agreement that was set to expire on August 31, 2007 to October 31, 2007. In connection with the extension, the Company borrowed $1,000,000 of the $4,000,000 availability under the Growth Line. All of the remaining terms of the Growth Line were maintained. On December 31, 2007, $3,000,000 of availability under the Growth Line expired and as a result no amounts were available under the Growth Line as of December 31, 2007.

In April 2007, the Company also entered into a loan and security agreement with Silicon Valley Bank under which the Company could receive advances up to $7,000,000, secured by substantially all of the Company’s tangible and intangible assets excluding intellectual property (“AR Line”). The Company may increase the credit limit to $10,000,000 under this credit facility upon payment of an additional commitment fee of $15,000. Interest is payable monthly at an annual interest rate equal to the prime rate plus 0.5% if the Company maintains a liquidity ratio of at least 1.75 to 1 or the prime rate plus 2.0% if the Company maintains a liquidity ratio of less than 1.75 to 1 (7.75% as of December 31, 2007). The Company drew $1,000,000 against the AR Line in May 2007, which the Company repaid prior to the end of the month. As of December 31, 2007, $5,605,000 was available under the AR Line.

The Company recorded debt issuance costs for legal fees, other fees and warrants issued in connection with the Growth Line. During the years ended December 31, 2007, 2006 and 2005, the Company recorded interest expense of $194,000, $57,000 and $249,000, respectively, in connection with the debt issuance costs.

The minimum future principal payments under all debt obligations as of December 31, 2007, are as follows (in thousands):

Years Ending December 31,
2008	$2,860
2009	3,662
2010	2,334

8,856
Less amounts representing interest	(449)

Present value of obligations	8,407
Less current portion	(2,860)

Long-term obligations	$5,547

5. Commitments and Contingencies

In June and August 2007, the Company entered into two software license agreements. Minimum license fee payments under the June 2007 agreement total $3.8 million over four years. Minimum license fee payments under the August 2007 agreement total $1.5 million over three years.

In August 2007, the Company entered into a lease agreement for additional facilities in San Diego, California. Minimum lease payments under the lease agreement total $14.7 million over the initial seven-year term of the agreement, which is subject to two five-year renewal options.

The minimum future payments under all noncancelable operating leases with an initial term of one year or more as of December 31, 2007 are as follows (in thousands):

Years Ending December 31,
2008	$4,280
2009	4,543
2010	3,735
2011	2,931
2012	2,441
Thereafter	4,796

$22,726

In September 2007, the Company delivered an irrevocable standby letter of credit issued by Silicon Valley Bank totaling $1,160,000 as collateral for performance by the Company of all its obligations under its new facilities lease in San Diego, California. The letter of credit is to remain in effect for the entire seven year term of the lease and may be reduced if the Company meets minimum financial ratios as specified by the lease agreement. Silicon Valley Bank reduced the availability of the AR Line by the same amount in connection with the issuance of the letter of credit.

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $1,310,000, $531,000 and $360,000, respectively.

The Company had firm purchase order commitments for the acquisition of inventory as of December 31, 2007 and 2006 of $11,910,000 and $697,000, respectively.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company is not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

In November 2007, the Company agreed to pay $1,000,000 related to the resolution of a disagreement with EchoStar. As a result of the settlement, the Company made an indemnification claim with the shareholders of RF Magic, Inc. and recovered 12,000, 101,000, 111,000 of Series D-1, D-2, D-3 redeemable convertible preferred stock, respectively, and 31,000 shares of common stock for a total of approximately $734,000. The Company recorded the difference between the settlement and the amounts recovered from the indemnification claim of $266,000 as general and administrative expense. The Company also granted 10,000 shares of common stock to employee shareholders related to the indemnification claim. The Company recorded $73,000 as stock compensation expense for the year ended December 31, 2007 for these stock grants.

6. Preferred Stock Warrant Liabilities

In connection with the line of credit obtained in 2002, the Company issued a warrant to the lender to purchase shares of the Company’s Series A redeemable convertible preferred stock.

In connection with the loan and security agreement entered into with a financial institution in May 2005, the Company issued a warrant to the lender to purchase 579,000 shares of the Company’s Series B redeemable convertible preferred stock.

In April 2007, in connection with the Growth Line, the lenders obtained the right to warrants to purchase up to a maximum of 699,000 shares of the Company’s Series C redeemable convertible preferred stock in the aggregate, at a purchase price of $0.80 per share. The actual number of shares purchasable under the warrants varies according to the amount of draws taken against the Growth Line. In connection with the $1,000,000 draw in April 2007 and the $1,000,000 draw in August 2007, 306,000 shares became exercisable under the warrants. The Company recorded the fair value of these warrants of $523,000 on the issuance date as debt discount and will accrete the value to interest expense over the repayment period of the Growth Line. The initial fair value of the warrants was calculated under the Black-Scholes pricing model with the following assumptions: contractual term of seven years, 4.8 to 5.0% risk-free interest rate, expected volatility of 73% and expected dividend yield of 0%. The warrants were classified as a liability and recorded at their fair value at the issuance date. At each reporting period, the Company remeasured the fair value of the warrant liability and any gains or losses were recognized as gain (loss) on fair value of preferred stock warrant liabilities.

In connection with the acquisition of RF Magic, the Company assumed outstanding warrants for convertible preferred stock of RF Magic and issued warrants for Series D-2 and D-3 redeemable convertible preferred stock. The Series D-2 and D-3 warrants were valued on the date of acquisition and are included in the total acquisition cost. The fair value of the warrants was recorded as a liability and remeasured at each reporting period with gains or losses recognized as gain (loss) on fair value of preferred stock warrant liabilities.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded a benefit of $173,000, a charge of $401,000 and a charge of $28,000, respectively, reflected as the gain/(loss) on fair value of warrant liabilities in the statement of operations, to reflect the change in fair value of the warrant liabilities. In December 2007, the shares of redeemable convertible preferred stock converted into common stock in connection with the Company’s initial public offering. The warrants to purchase redeemable convertible preferred stock became warrants to purchase common stock. The fair value of the warrants was remeasured as of the initial public offering date and is no longer subject to remeasurement. The remaining liabilities were reclassified to stockholders’ equity.

Significant terms and fair value of warrants to purchase the Company’s redeemable convertible preferred stock were as follows:

	Expiration Date	Exercise Price Per Share	Shares (in thousands)		Fair Value (in thousands)
			As of		As of
Stock			December 6, 2007	December 31, 2006	December 6, 2007	December 31, 2006
Series A preferred	Later of (i) March 6, 2012 or (ii) five years after the closing of the initial public offering of the Company’s stock	$1.00	165	165	$267	$184

Series B preferred	May 12, 2012	0.74	579	579	807	627

Series C preferred	Later of (i) April 5, 2014 or (ii) five years after the closing of the initial public offering of the Company’s stock	0.80	306	—	447	—

Series D-2 preferred	Later of (i) December 11, 2011 or (ii) five years after the closing of the initial public offering of the Company’s stock	0.74	101	—	139	—

Series D-3 preferred	Later of (i) July 28, 2015 or (ii) five years after the closing of the initial public offering of the Company’s stock	1.32	84	—	116	—

Series D-3 preferred	Later of (i) October 6, 2013 or (ii) five years after the closing of the initial public offering of the Company’s stock	1.32	478	—	617	—

Total			1,713	744	$2,394	$811

The fair value of the above warrants was determined using the Black-Scholes pricing model based on the following assumptions:

	Years Ended December 31,
	2007	2006
Remaining contractual term, Series A preferred warrants (in years)	4.3	5.2
Remaining contractual term, Series B preferred warrants (in years)	4.4	5.4
Remaining contractual term, Series C preferred warrants (in years)	6.3	—
Remaining contractual term, Series D-2 preferred warrants (in years)	4.0	—
Remaining contractual term, Series D-3 preferred warrants (in years)	5.9 – 7.7	—
Risk-free interest rate	4.0%	4.7%
Expected volatility	68%	73%
Expected dividend yield	—	—

7. Redeemable Convertible Preferred Stock

In December 2005, the Company issued 31,184,000 shares of Series C redeemable convertible preferred stock for $0.80 per share, resulting in cash proceeds of $24,873,000, net of issuance costs of $127,000.

In April 2006, the Company issued 3,742,000 shares of Series C redeemable convertible preferred stock for $0.80 per share, resulting in cash proceeds of $2,978,000, net of issuance costs of $22,000.

The Company amended and restated its amended and restated certificate of incorporation in June 2007 in part to authorize the Series D redeemable convertible preferred stock issued in connection with the acquisition of RF Magic. Three classes of Series D redeemable convertible preferred stock were issued in connection with the acquisition. The Company issued 2,278,000 shares of Series D-1, 19,082,000 shares of Series D-2, and 21,028,000 shares of Series D-3 redeemable convertible preferred stock for RF Magic convertible preferred stock series A, B, and C, respectively. The shares of Series D-1, Series D-2 and Series D-3 redeemable convertible preferred stock were valued at $5,086,000, $42,948,000, and $50,371,000, respectively based on a probability-weighted expected return method, consistent with the recommendations of the AICPA Audit and Accounting Practice Aid Series, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each share of the redeemable convertible preferred stock was originally convertible at the option of the holder into approximately 0.3077 fractional shares of common stock, subject to anti-dilution adjustments. The Series A, Series B and Series C redeemable convertible preferred stock outstanding as of December 31, 2006 were convertible into 6,051,000, 15,058,000 and 10,746,000 shares of common stock, respectively.

As a result of the issuance of Series B and Series C redeemable convertible preferred stock, the Series A redeemable convertible preferred stock conversion ratio applicable to the outstanding shares as of December 31, 2006 was one share of redeemable convertible preferred stock for 0.3702 fractional shares of common stock. The conversion ratio of Series B, Series C, Series D-1, Series D-2, and Series D-3 redeemable convertible preferred stock was one to 0.3077 to common stock. Each share of redeemable convertible preferred stock had rights to automatically convert into common stock upon the earlier of the written consent of more than 75% of the then issued and outstanding shares of redeemable convertible preferred stock voting as a class, or a firm commitment to undertake an underwritten public offering of the Company’s common stock at a per share price not less than three times the original Series C price per share and aggregate gross proceeds of not less than $20,000,000. The holder of each share of redeemable convertible preferred stock was entitled to one vote for each share of common stock into which such share would convert.

The redeemable convertible preferred stockholders were entitled to noncumulative dividends at a rate of 8% of the original issue price, when and if declared by the Company’s Board of Directors, out of funds legally available. As of December 31, 2007, the Company has not declared any dividends.

In the event of liquidation, the holders of Series D and Series C redeemable convertible preferred stock were entitled to receive, prior and in preference to any distribution to holders of Series B and A redeemable convertible preferred stock or common stock, a per share amount equal to the respective original issue price per share plus declared and unpaid dividends. The holders of Series B redeemable convertible preferred stock were entitled to receive prior, and in preference to any further distribution to holders of Series C redeemable convertible preferred stock or a distribution to Series A redeemable convertible common stock, a per share amount equal to the original Series B price per share plus declared and unpaid dividends. The holders of Series A redeemable convertible preferred stock were entitled to receive prior, and in preference to any further distribution to holders of Series D, Series C and Series B redeemable convertible preferred stock, or common stock, a per share amount equal to the original Series A price per share plus declared and unpaid dividends. The holders of Series D and Series C redeemable convertible preferred stock were entitled to receive, prior and in preference to any further distribution to holders of Series B and A redeemable convertible preferred stock, or common stock, a per share amount equal to one-half the original issue price per share of the Series D and Series C stock, respectively. The holders of Series B redeemable convertible preferred stock were entitled to receive, prior and in preference to any further distribution to holders of Series A redeemable convertible preferred stock or common stock, a per share amount equal to one-half the original Series B price per share. The holders of Series A redeemable convertible preferred stock were entitled to receive, prior and in preference to any further distribution to holders of common stock, a per share amount equal to one-half the original Series A price per share. The holders of common stock were entitled to any remaining distributions.

At the earlier of (i) any time on or after March 27, 2010 and (ii) a written request of the holders of at least a majority of the shares of Series A redeemable convertible preferred stock then outstanding (“Series A Redemption Request”) or the Series B redeemable convertible preferred stock then outstanding (“Series B Redemption Request”) and upon a written request of the holders of at least a majority of the shares of Series D or Series C redeemable convertible preferred stock then outstanding, the Company was required to redeem at least one-eighth of the number of shares of Series D or Series C redeemable convertible preferred stock then outstanding. Subsequent to this first redemption date, the Company was required to redeem at least one-eighth of the number of shares of Series D and Series C redeemable convertible preferred stock then outstanding on each of the subsequent seven three-month anniversaries of the first redemption date (each a redemption date). However, the portion of the outstanding shares of Series D and Series C redeemable convertible preferred stock redeemed on any redemption date may have been increased at the option of the Company. The redemption price for the Series D-1, Series D-2, Series D-3 and Series C redeemable convertible preferred stock was approximately $0.33, $0.74, $1.32 and $0.80 per share, respectively, plus an amount equal to the amount of all declared but unpaid dividends. The Company was not required to establish any sinking fund for redemption of the Series D and Series C redeemable convertible preferred stock.

At the earlier of any time on or after March 27, 2010, or a Series A Redemption Request, upon a written request of the holders of at least a majority of the shares of Series B redeemable convertible preferred stock then outstanding, the Company was required to redeem at least one-eighth of the number of shares of Series B redeemable convertible preferred stock then outstanding. Subsequent to this first redemption date, the Company was required to redeem at least one-eighth of the number of shares of Series B redeemable convertible preferred stock then outstanding on each of the subsequent seven three-month anniversaries of the first redemption date (each a redemption date). However, the portion of the outstanding shares of Series B redeemable convertible preferred stock redeemed on any redemption date may have been increased at the option of the Company. The redemption price was $0.74 per share, plus an amount equal to the amount of all declared but unpaid dividends. The Company was not required to establish any sinking fund for redemption of the Series B redeemable convertible preferred stock.

At the earlier of any time on or after September 13, 2008 or a Series A Redemption Request, the Company was required to redeem at least one-eighth of the number of shares of Series A redeemable convertible preferred stock then outstanding. Subsequent to this first redemption date, the Company was required to redeem at least one-eighth of the number of shares of Series A redeemable convertible preferred stock then outstanding on each of the subsequent seven three-month anniversaries of the first redemption date (each a redemption date). However, the portion of the shares redeemed on any redemption date may have been increased at the option of the Company. The redemption price was $1.00 per share, plus an amount equal to the amount of all declared but unpaid dividends. The Company was not required to establish any sinking fund for redemption of the Series A redeemable convertible preferred stock. Notwithstanding the foregoing, no shares of Series B redeemable convertible preferred stock were required to be redeemed unless all the outstanding shares of Series D and Series C redeemable convertible preferred stock had first been redeemed.

In December 2007, in connection with the Company’s initial public offering, all outstanding shares of the Company’s redeemable convertible preferred stock converted into 44,828,000 shares of common stock. As of December 31, 2007, the Company had no authorized shares of redeemable convertible preferred stock.

8. Stockholders’ Equity (Deficit)

Common Stock

In December 2007, the Company completed its initial public offering of common stock in which the Company sold and issued 8,000,000 shares of common stock. As a result of the initial public offering, the Company raised a total of $48,000,000 in gross proceeds, or approximately $40,564,000 in net proceeds after deducting underwriting discounts and commissions of $3,300,000 and other offering costs of $4,136,000.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of undesignated preferred stock at $0.001 par value per share. The Board of Directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock. As of December 31, 2007, no preferred stock was outstanding.

Equity Incentive Plans

The Company has in effect equity compensation plans under which incentive stock options and non-qualified stock options have been granted to employees, directors and consultants to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of grant except in the event of a business combination.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (“2007 Plan”) was effective upon the execution of the underwriting agreement in connection with the Company’s initial public offering and replaced the 2001 Stock Option Plan (“2001 Plan”). The 2007 Plan provides for the grant of incentive and non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation, or collectively, stock awards. The share reserve under the 2007 Plan is equal to the shares available for future grant under the combined plans on the date the 2007 Plan became effective, plus an additional 3,538,000 shares for a total of approximately 4,234,000 shares reserved as of December 31, 2007. This share amount is automatically increased by the amount equal to the number of shares subject to any outstanding option under the 2001 Plan that expires or is forfeited following the date that the 2007 Plan became effective. In addition, the share reserve will automatically increase on January 1 of each year through 2017 by the lesser of: 5% of the total number of shares outstanding on December 31st of the preceding calendar year, 7,692,000 shares or an amount determined by the Board of Directors prior to the first day of the calendar year. The Board of Directors of the Company may amend or terminate the 2007 Plan at any time. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to ten years from the grant date.

2007 Non-Employee Directors’ Plan

The 2007 Non-Employee Directors’ Plan (“Directors’ Plan”) was effective upon the execution of the underwriting agreement in connection the Company’s initial public offering. An aggregate of 308,000 shares of common stock are reserved for future issuance under the plan. This amount will automatically increase on January 1 of each year through 2017 by an amount equal to the excess of: the number of shares subject to options granted during the preceding calendar year over the number of shares, if any, added back to the share reserve during the preceding calendar year. Upon election to the Board, each non-employee director will receive an initial grant of a non-qualified option to purchase 51,000 shares of our common stock, which option will vest in forty-eight equal monthly installments. Further, beginning at the Company’s 2008 annual meeting, non-employee Directors will receive an automatic annual grant of a non-qualified option to purchase 13,000 shares of common stock, which option will vest in twelve equal monthly installments. The exercise price of any options granted to a non-employee director under the Directors’ Plan is equal to 100% of the fair market value of the Company’s common stock on the date of the grant. The Directors’ Plan provides that options granted under the plan will become fully vested and exercisable in the event of a change of control.

2007 Employee Stock Purchase Plan

The Company offers an employee stock purchase plan for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first date of each twelve-month offering period or the purchase date. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The 2007 Employee Stock Purchase Plan authorizes up to approximately 462,000 shares to be granted as of December 31, 2007. The share reserve will automatically increase on January 1 of each year through 2017 by the lesser of: 1.5% of the total common shares outstanding on December 31 of the preceding calendar year; 2,308,000 shares; or an amount determined by the Board of Directors prior to the first day of the calendar year.

RF Magic 2000 Incentive Stock Plan

In connection with the Company’s acquisition of RF Magic, the Company assumed RF Magic’s 2000 Incentive Stock Plan including all of the outstanding stock options issued under the RF Magic Plan, except those held by employees of RF Magic’s French subsidiary. The stock options under the RF Magic Plan that the Company assumed became options to purchase an aggregate of 2,685,000 shares of the Company’s common stock. The stock options held by employees of RF Magic’s French subsidiary that the Company did not assume remained as options to purchase RF Magic’s common stock. At the time of the acquisition an aggregate of 195,000 shares of RF Magic’s common stock were issuable upon exercise of the unassumed RF Magic options. The unassumed RF Magic options are a subject to put and call option agreements between the Company, RF Magic and the holders of these options. Under these put and call option agreements, each share of RF Magic common stock issued upon exercise of the unassumed RF Magic options will be exchanged for 0.9344 shares of the Company’s common stock, which is equal to the number of shares of the Company’s common stock issued in exchange for each outstanding share of RF Magic in the acquisition. The Company has reserved 182,000 shares of its common stock for future issuance under the put and call option agreements. As of December 31, 2007, the intrinsic value of the unassumed RF Magic options, giving effect to the conversion of the shares of RF Magic common stock under the put and call option agreements, was $1,238,000. The following table summarizes the options outstanding under the put and call agreements:

	Stock Options Outstanding			Stock Options Vested
Exercise Price	Number (in thousands)	Weighted-Average Remaining Life (in years)	Weighted-Average Exercise Price	Number (in thousands)	Weighted-Average Exercise Price
$0.42	165	6.7	$0.42	148	$0.42
$1.04	17	9.6	$1.04	—	$—

	182		$0.48	148	$0.42

Stock option grants under the 2001 Plan and RF Magic Plan are subject to an early exercise provision. Those under the RF Magic Plan allow for early exercise upon Board approval. Shares of common stock obtained upon early exercise of unvested options or by restricted stock purchase rights are subject to repurchase by the Company at the applicable original issue price and will vest according to the respective agreement. Shares subject to repurchase by the Company as of December 31, 2007 and 2006 were 2,049,000 and 868,000, respectively.

The consideration received for the exercise of an unvested stock option is considered a deposit of the exercise price, and thus is a liability that is recorded by the Company. The liability associated with this potential for repurchase, and the related shares, are only reclassified into equity as the option award vests. As a result, the Company has recorded liabilities as of December 31, 2007 and 2006 of $1,765,000 and $282,000, respectively, for the unvested shares issued upon early exercise of stock options.

Under the 2001 Plan, certain executives could exercise options using a combination of cash and full recourse promissory notes payable to the Company. All shares issued under this arrangement were pledged to the Company as security for the notes. Interest rates on the notes ranged from 3.8% to 5.0% per annum. Interest was payable annually in arrears with the full principal amount and any unpaid interest due in five years. The balance of the notes receivable as of December 31, 2007 and 2006 was $0 and $585,000, respectively.

Combined Incentive Plan Activity

The table below summarizes options granted during the period from January 1, 2006 through December 31, 2007, which resulted in stock-based compensation expense:

Options Granted In Month Ended	Number of Shares	Exercise Price Per Share	Intrinsic Value Per Share	Deemed Fair Value of Common Stock at Grant
March 2006	223,000	$0.33	$0.58	$0.91
April 2006	92,000	0.33	0.58	0.91
May 2006	151,000	0.33	0.84	1.17
August 2006	244,000	0.33	1.59	1.92
October 2006	262,000	0.33	2.24	2.57
December 2006	315,000	0.33	3.28	3.61
February 2007	223,000	0.68	4.42	5.10
May 2007	2,534,000	1.50	5.10	6.60
July 2007	832,000	2.67	5.36	8.03
September 2007	152,000	3.06	6.95	10.01
October 2007	301,000	3.38	5.60	8.98
December 2007	182,000	6.00	—	6.00

	5,511,000

A summary of the Company’s stock option award activity and related information under the existing incentive plans (excluding options to purchase up to 182,000 shares of the Company’s common stock subject to put and call agreements for RF Magic options) for the years ended December 31, 2007 and 2006, is as follows (in thousands, except per share data):

	Number of Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	3,697	$0.33
Granted	1,287	0.33
Exercised	(1,391)	0.33
Canceled/forfeited/expired	(191)	0.33

Outstanding as of December 31, 2006	3,402	$0.33	$12,274

Granted	4,224	2.07
Options assumed in connection with the acquisition of RF Magic	2,685	0.68
Exercised	(3,161)	0.67
Canceled/forfeited/expired	(412)	2.13

Outstanding as of December 31, 2007	6,738	$1.29	$40,458

As of December 31, 2007 outstanding options to purchase 4,235,000 shares were exercisable with a weighted average exercise price of $1.39 per share.

In May 2007, the Company granted 308,000 shares subject to options under the Israeli sub-plan that vest upon the achievement of product development milestones. The Company believes that it is probable the vesting conditions will be met and has recorded the vested component of $281,000 to stock-based compensation expense related to these options for the year ended December 31, 2007. During June 2007, the Company granted options to purchase 62,000 shares of its common stock to two employees which contain a guaranteed value upon vesting. The Company is recording the fair value of the guarantee as a liability. During the year ended December 31, 2007, the Company recorded $51,000 of research and development expense attributable to these guarantees and has included the related liability of $51,000 in other long-term liabilities on the consolidated balance sheet as of December 31, 2007.

The following summarizes information regarding outstanding options as of December 31, 2007:

	Stock Options Outstanding			Stock Options Vested
Exercise Price	Number (in thousands)	Weighted-Average Remaining Life (in years)	Weighted-Average Exercise Price	Number (in thousands)	Weighted-Average Exercise Price
$0.24	49	4.3	$0.24	47	$0.24
0.33	1,319	6.9	0.33	511	0.33
0.43	1,201	7.4	0.43	414	0.43
0.57	44	9.1	0.57	—	—
0.68	68	9.1	0.68	—	—
1.05	1,027	9.4	1.05	—	—
1.50	2,059	9.4	1.50	—	—
2.67	437	9.5	2.67	—	—
3.06	106	9.6	3.06	—	—
3.38	246	9.8	3.38	—	—
6.00	182	9.9	6.00	—	—

	6,738		$1.29	972	$0.37

The following summarizes information regarding outstanding and exercisable stock options as of December 31, 2006:

	Stock Options Outstanding and Exercisable			Stock Options Vested
Exercise Price	Number (in thousands)	Weighted-Average Remaining Life (in years)	Weighted-Average Exercise Price	Number (in thousands)	Weighted-Average Exercise Price
$0.33	3,402	8.2	$0.33	1,550	$0.33

Stock-Based Compensation Expense

The Company allocated stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Cost of goods sold	$159	$—	$—
Research and development	3,141	116	—
Sales and marketing	1,174	56	6
General and administrative	2,044	51	20

Total stock-based compensation expense	$6,518	$223	$26

In connection with the adoption of SFAS 123R, the Company reviewed and updated its forfeiture rate, expected term and volatility assumptions. The expected option life reflects the application of the simplified method set out in SAB 107, as renewed by SAB 110. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. The simplified method defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The estimated volatility reflects the application of SAB 107’s interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield was based on our expectation of not paying dividends on our common stock for the foreseeable future.

The fair value of stock options was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2007	2006
Expected option life (in years)	6.0	6.0
Risk-free interest rate	4.0% to 5.0%	4.8% to 5.0%
Expected volatility	68% to 73%	73%
Expected dividend yield	—	—

The weighted-average grant date fair value per share of employee stock options granted during the year ended December 31, 2007, 2006 and 2005 was $6.04, $1.95 and $0.26 respectively.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $16,197,000, $1,797,000 and $0, respectively. As of December 31, 2007 and 2006, the Company estimates that there are $32,999,000 and $2,301,000, respectively, in total unrecognized compensation costs related to unvested employee stock option agreements, which are expected to be recognized over a weighted-average period of 2.8 years and 3.6 years, respectively.

The Company granted options and other stock awards to consultants in connection with their service agreements. For the years ended December 31, 2007, 2006 and 2005, the Company recorded compensation expense related to these awards of $259,000, $40,000 and $26,000, respectively. The fair value of the awards was estimated using a Black-Scholes option-pricing model in accordance with EITF 96-18.

The fair value of stock options granted to consultants was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2007	2006	2005
Contractual term of option (in years)	10.0	10.0	10.0
Risk-free interest rate	4.0% to 4.8%	4.8%	4.5%
Expected volatility	68% to 73%	73%	75%
Expected dividend yield	—	—	—

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance (in thousands):

	As of December 31, 2007	As of December 31, 2006
Conversion of redeemable convertible preferred stock	—	31,841
Exercise of preferred stock warrants outstanding and exercisable	—	239
Exercise of stock awards issued and outstanding	6,738	3,402
Authorized for grants under equity incentive plans	5,004	1,517
Subsidiary stock options subject to put and call option agreements	182	—
Exercise of common stock warrants	658	—

	12,582	36,999

9. Income Taxes

As of December 31, 2007, the Company has federal and state tax net operating loss carryforwards of approximately $62,900,000 and $50,500,000 respectively. The federal and state tax loss carryforwards will begin expiring in 2021 and 2013, respectively, unless previously utilized.

The Company also has federal and state research and development tax credit (“R&D”) carryforwards of approximately $7,500,000 and $6,300,000, respectively. The federal research and development tax credit carryforward will begin to expire in 2021 unless previously utilized. The California research and development tax credit will carryforward indefinitely. As of December 31, 2007, the Company has a California Manufacturer’s Investment Tax Credit (“MIC”) carryforward of approximately $89,000, which will begin to expire in 2011 unless previously utilized.

Utilization of net operating losses and credit carryforwards may be subject to an annual limitation due to future ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The tax benefits related to future utilization of federal and state net operating losses and tax credit carryforwards may be limited or lost if cumulative changes in ownership exceed 50% within any three-year period. While there may have been prior changes in ownership, it is anticipated that the Company will be able to utilize substantially all of its federal and state net operating losses and tax credit carryforwards.

Significant components of the Company’s deferred tax assets as of December 31, 2007 and 2006, are shown below (in thousands):

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$24,031	$9,306
R&D and MIC credit carryforwards	6,988	4,683
Capitalized R&D	7,686	13,027
Other, net	2,068	179

Total deferred tax assets	40,773	27,195
Valuation allowance for deferred tax assets	(28,196)	(27,195)
Deferred tax liabilities:
Acquired intangibles	(12,577)	—

Net deferred tax assets	$—	$—

A valuation allowance has been established to offset the deferred tax assets as realization of such assets does not meet the “more likely than not” threshold required under SFAS No. 109, Accounting for Income Taxes. Included in the deferred tax assets are approximately $800,000 of pre-acquisition net deferred tax assets related to the RF Magic acquisition. To the extent these assets are recognized, the tax benefit will be applied first to reduce to zero any goodwill related to the acquisition, then as a reduction of long term intangibles, and any excess, if any, as a reduction to income tax expense.

The Company operates under a tax holiday in Israel which is effective through December 31, 2017 and may be extended if certain additional requirements are satisfied.

The reconciliation of income tax computed at the federal statutory rate to the (benefit) provision for income taxes from continuing operations is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Tax computed at the federal statutory rate	$(11,175)	$(2,468)	$(4,288)
State tax, net of federal benefit	(108)	(335)	(660)
Permanent items	(2)	30	75
Stock-based compensation	1,904	64	9
In-process research and development	7,490	—	—
Research credits	(2,012)	(840)	(763)
Tax reserves	805
Change in state effective tax rate	1,319
Change in valuation allowance	1,928	3,342	5,367
Other	(105)	207	260

Income tax provision	$44	$—	$—

The net income tax expense for the year ended December 31, 2007 is recorded in the Company’s statement of operations in general and administrative expenses. The expense is current tax expense associated with foreign operations with no amount attributable to deferred tax expense on domestic operations.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes—an interpretation of FASB Statement 109 (“FIN 48”). The Company recorded a cumulative change of $2,270,000 which was recorded as a decrease to deferred tax assets and a corresponding reduction to the valuation allowance.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance as of January 1, 2007	$2,866
Increases related to current year tax positions	991
Increases related to tax positions for pre-acquisition tax periods of acquired entities	3,197

Balance as of December 31, 2007	$7,054

Included in the unrecognized tax benefits of $7,054,000 as of December 31, 2007 was $3,075,000 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The remainder of the unrecognized tax benefits in the amount of $3,979,000 will reduce goodwill. The Company does not expect unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to income tax examination by tax authorities for years prior to 2003, however, net operating loss and research credit carryforwards arising prior to that year are subject to adjustment. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2007.

10. Employee Benefits

The Company has a defined contribution 401(k) plan for employees who are at least 21 years of age. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation, but not in excess of the maximum amounts allowed under the Internal Revenue Code. The Company’s contributions to the plan are discretionary and no contributions were made by the Company during the years ended December 31, 2007, 2006 and 2005.

11. Supplemental Disclosure of Cash-Flow and Non-Cash Activity

Cash-Flow

The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2007	2006	2005
Cash paid for interest	$535	$66	$542

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Years Ended December 31,
	2007	2006	2005
Accretion of redeemable convertible preferred stock	$118	$126	$89
Financed software license costs	—	743	778
Issuance of common stock for stockholder notes	—	293	292
Repurchase liability for early exercise of stock options	1,394	240	—
Issuance of preferred stock warrants in connection with debt financing	523	—	307
Issuance of common stock in connection with acquisition of Arabella Software, Ltd	2,466	—	—
Issuance of redeemable convertible preferred stock common stock in connection with acquisition of RF Magic, Inc, net of shares recovered from escrow settlement	148,587	—	—
Conversion of redeemable convertible preferred stock upon closing of initial public offering	178,352
Reclassification of preferred stock warrant liability	2,394	—	—

13. Significant Customer, Vendor and Geographic Information

Customers

Based on direct shipments, customers that exceeded 10% of total revenues and accounts receivable were as follows:

	Revenues			Accounts Receivable
	Years Ended December 31,			As of December 31,
	2007	2006	2005	2007	2006
Actiontec Electronics, Inc.	26%	50%	*	13%	42%
Jabil Circuit (WUXI) Co., Ltd.	15%	*	*	17%	16%
Marubun / Arrow (HK) Ltd.	*	*	*	10%	*
Matsushita Electric Industrial Co., Ltd.	*	*	22%	*	*
Motorola Inc.	39%	37%	40%	37%	37%

*	Customer accounted for less than 10% for the period indicated

Vendors

The Company had two vendors that represented a significant portion of total purchases (exclusive of payroll and related costs) as follows:

	Years Ended December 31,
	2007	2006	2005
Taiwan Semiconductor Manufacturing Company, Ltd.	40%	49%	12%
Amkor Technology, Inc.	25%	26%	*

*	Vendor accounted for less than 10% for the period indicated

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Asia	$114,668	$40,871	$3,247
Europe	4,504	56	41
United States of America	2,575	526	322
Other North America	798	18	109

	$122,545	$41,471	$3,719

14. Quarterly Financial Data (Unaudited)

The following table presents certain quarterly financial data for the eight consecutive quarters ended December 31, 2007. The unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data. This information should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The Company believes that its quarterly revenue, particularly the mix of revenue components, and operating results are likely to vary in the future. The operating results for any quarter are not necessarily indicative of the operating results for any future period or for any full year.

	Net Revenue	Gross Profit	Net Loss		Basic and Diluted Net Loss Per Share
	(In thousands, except per share data)
Year Ended December 31, 2007
Fourth Quarter	$40,168	$18,463	$(509)		$(0.02)
Third Quarter	36,144	14,145	(6,678)		(0.53)
Second Quarter	26,207	8,246	(23,753	)(1)	(3.82)
First Quarter	20,026	5,495	(1,144)		(0.21)
Year Ended December 31, 2006
Fourth Quarter	$16,548	$3,835	$(1,504)		$(0.33)
Third Quarter	10,466	2,723	(1,473)		(0.34)
Second Quarter	7,181	1,629	(2,724)		(0.64)
First Quarter	7,276	2,185	(1,476)		(0.36)

(1)	Includes write-off of IPR&D of $21.4 million upon the acquisition of RF Magic in June 2007.

15. Subsequent Events

In January 2008, the Company paid all principal and interest outstanding under the Growth Line totaling $2,000,000 and under RF Magic’s venture loan and security agreement with Horizon Technology Funding Company LLC totaling $6,856,000. Unamortized debt issuance costs of $474,000 were recognized as interest expense.

On January 10, 2008, Mark Foley resigned as the President and Chief Operating Officer of Entropic Communications, Inc. Mr. Foley’s resignation was effective on January 11, 2008. Patrick Henry, Entropic’s Chief Executive Officer and Chairman of the Board, assumed Mr. Foley’s duties. In connection with Mr. Foley’s resignation, the Company accelerated vesting of approximately 114,000 shares subject to stock options held by the employee. The modification resulted in approximately $575,000 of additional stock compensation expense.

In February 2008, the Company relocated its corporate headquarters to a 90,000 square foot facility in San Diego, California. The Company consolidated its two San Diego locations into the new facility. In connection with the relocation, the Company will record a restructuring charge in the quarter ending March 31, 2008.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

ENTROPIC COMMUNICATIONS, INC.

Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Charged to Other Accounts(a)	Deductions	Balance at End of Year
(in thousands)
Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$134	$—	$—	$134
Reserve for excess and obsolete inventory	—	456	1,035	—	1,491

Total	$—	$590	$1,035	$—	$1,625

Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Reserve for excess and obsolete inventory	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Reserve for excess and obsolete inventory	—	—	—	—	—

Total	$—	$—	$—	$—	$—

(a)	Amounts represent balances acquired through acquisitions.

S-1

(b)	Exhibits filed as part of this Annual Report on Form 10-K

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger and Reorganization dated April 9, 2007, as amended, by and among the Registrant, Raptor Acquisition Sub, Inc., RF Magic, Inc. and Mark Foley, as the Stockholders’ Representative.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Reference is made to Exhibits 3.1 through 3.4.

4.2(1)	Form of Common Stock Certificate of the Registrant.

4.3	Third Amended and Restated Investor Rights Agreement dated June 30, 2007, as amended, by and among the Registrant and certain of its stockholders.

10.1+(1)	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.

10.2+(1)	RF Magic, Inc. 2000 Incentive Stock Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.

10.3+(1)	2001 Equity Incentive Plan and Forms of Option Agreement and Form of Stock Option Grant Notice thereunder.

10.4+	2007 Equity Incentive Plan and Form of Option Agreement and Form of Option Grant Notice thereunder.

10.5+(1)	2007 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notices thereunder.

10.6+	2007 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10.7+(1)	Amended and Restated 2007 Executive Bonus Plan.

10.8+(1)	Employment offer letter dated August 18, 2003, as amended, by and between the Registrant and Patrick Henry.

10.9+(1)	Employment offer letter dated December 1, 2005 by and between the Registrant and Kurt Noyes.

10.10+(1)	Employment offer letter dated February 18, 2004 by and between the Registrant and Michael Economy.

10.11+(1)	Employment offer letter dated June 23, 2005 by and between the Registrant and Andre Chartrand.

10.12+(1)	Employment offer letter dated January 19, 2005 by and between the Registrant and Anton Monk.

10.13+(1)	Amended and Restated Change of Control Agreement dated October 16, 2007 by and between the Registrant and Patrick Henry.

10.14+(1)	Amended and Restated Change of Control Agreement dated October 13, 2007 by and between the Registrant and Kurt Noyes.

10.15+(1)	Amended and Restated Change of Control Agreement dated October 16, 2007 by and between the Registrant and Michael Economy.

10.16+(1)	Amended and Restated Change of Control Agreement dated October 15, 2007 by and between the Registrant and Andre Chartrand.

10.17+(1)	Amended and Restated Change of Control Agreement dated October 16, 2007 by and between the Registrant and Anton Monk.

Exhibit Number	Description of Document
10.18+(1)	Form of Employee Innovations and Proprietary Rights Assignment Agreement.

10.19(1)	Director offer letter dated September 1, 2004 by and between the Registrant and Amir Mashkoori.

10.20(1)	Director offer letter dated November 23, 2004 by and between the Registrant and Umesh Padval.

10.21(1)	Director offer letter dated April 11, 2005 by and between the Registrant and Rouzbeh Yassini.

10.22(1)	Director offer letter dated March 25, 2007 by and between the Registrant and Kenneth Merchant.

10.23*(1)	Development and License Agreement dated September 15, 2002 by and between RF Magic, Inc. and STMicroelectronics N.V.

10.24*(1)	Corporate Supply Agreement dated March 2, 2006 by and between the Registrant and Motorola, Inc.

10.25*(1)	Master Purchase Agreement dated July 1, 2006, as amended, by and between the Registrant and Tellabs Operations, Inc.

10.26(1)	Loan and Security Agreement dated April 11, 2007 by and between the Registrant and Silicon Valley Bank.

10.27(1)	Guaranty and Security Agreements dated June 30, 2007 by and among the Registrant, RF Magic, Inc., Horizon Technology Funding Company LLC and Silicon Valley Bank, as applicable.

10.28(1)	Standard Office Lease dated September 29, 2005 by and between the Registrant and Arden Realty Limited Partnership, as amended on May 30, 2006 and January 26, 2007.

10.29(1)	Promoter Member Agreement dated November 20, 2003, as amended, by and between the Registrant and Multimedia Over Coax Alliance.

10.30(1)	Office lease dated August 31, 2007 by and between the Registrant and Kilroy Realty, L.P.

10.31(1)	Band Translation Switch Technology License Agreement dated November 7, 2007 by and between the Registrant and EchoStar Technologies Corporation.

21.1(1)	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTROPIC COMMUNICATIONS, INC.

By:	/S/ PATRICK HENRY
Patrick Henry President and Chief Executive Officer

Date: March 3, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PATRICK HENRY Patrick Henry	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 3, 2008

/S/ DAVID LYLE David Lyle	Chief Financial Officer (Principal Financial Officer)	March 3, 2008

/S/ KURT NOYES Kurt Noyes	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2008

/S/ THOMAS BARUCH Thomas Baruch	Member of the Board of Directors	March 3, 2008

/S/ AMIR MASHKOORI Amir Mashkoori	Member of the Board of Directors	March 3, 2008

/S/ KENNETH MERCHANT Kenneth Merchant	Member of the Board of Directors	March 3, 2008

/S/ UMESH PADVAL Umesh Padval	Member of the Board of Directors	March 3, 2008

/S/ JOHN WALECKA John Walecka	Member of the Board of Directors	March 3, 2008

/S/ ROUZBEH YASSINI Rouzbeh Yassini	Member of the Board of Directors	March 3, 2008