Form 10-Q
period 2008-03-31
ENTROPIC COMMUNICATIONS INC
filed 2008-05-07
CIK 1227930

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33844

ENTROPIC COMMUNICATIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0947630
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

6290 Sequence Drive San Diego, CA 92121
(Address of Principal Executive Offices and Zip Code)

(858) 768-3600
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

As of the close of business on April 30, 2008, 68,755,116 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

ENTROPIC COMMUNICATIONS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTROPIC COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$16,545	$51,475
Restricted cash	—	58
Marketable securities	18,586	2,965
Accounts receivable, net	37,852	24,489
Inventory	14,242	15,332
Prepaid expenses, deferred income taxes and other current assets	2,004	2,238

Total current assets	89,229	96,557
Property and equipment, net	12,027	8,952
Intangible assets, net	32,309	34,145
Goodwill	86,256	86,256
Other long-term assets	389	416

Total assets	$220,210	$226,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,053	$18,909
Accrued payroll and benefits	4,314	4,253
Deferred revenues	303	303
Current portion of line of credit and loans payable	—	2,860
Current portion of software licenses and capital lease obligations	268	384
Total current liabilities	23,938	26,709

Stock repurchase liability	1,591	1,765
Lines of credit and loans payable, less current portion	—	5,547
Other long-term liabilities	3,061	1,907
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	69	68
Additional paid-in capital	287,703	282,627
Accumulated deficit	(96,152)	(92,297)

Total stockholders’ equity	191,620	190,398

Total liabilities, preferred stock and stockholders’ equity	$220,210	$226,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTROPIC COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Net revenues	$41,988	$20,026
Cost of net revenues	22,837	14,531

Gross profit	19,151	5,495
Operating expenses:
Research and development	13,313	4,190
Sales and marketing	4,144	1,500
General and administrative	3,523	767
Amortization of purchased intangibles	596	—
Restructuring charge	1,079	—

Total operating expenses	22,655	6,457

Loss from operations	(3,504)	(962)
Other expense, net	(198)	(150)

Loss before income taxes	$(3,702)	$(1,112)

Provision for income taxes	154	—

Net loss	$(3,856)	$(1,112)
Accretion of redeemable convertible preferred stock	—	(32)

Net loss attributable to common stockholders	$(3,856)	$(1,144)

Net loss per share attributable to common stockholders—basic and diluted	$(0.06)	$(0.21)

Weighted average number of shares used to compute loss per share attributable to common stockholders	66,662	5,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTROPIC COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(3,856)	$(1,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	660	323
Amortization of purchased intangible assets	1,836	—
Stock-based compensation to consultants	26	25
Stock-based compensation to employees	3,598	115
Interest expense attributable to amortization and early payoff of debt issuance costs	476	—
Revaluation of preferred stock warrant liabilities	—	272
Impairment of assets related to restructuring charge	259	—
Loss on disposal of assets	8	—
Changes in operating assets and liabilities:
Accounts receivable	(13,363)	(3,503)
Inventory	1,089	(6,865)
Prepaid expenses and other current assets	234	(187)
Other long-term assets	(64)	(49)
Accounts payable and accrued expenses	144	4,647
Accrued payroll and benefits	62	(118)
Deferred revenues	—	192
Other long-term liabilities	1,154	—

Net cash used in operating activities	(7,737)	(6,260)
Investing activities:
Purchases of property and equipment	(3,938)	(248)
Purchases of marketable securities	(17,120)	—
Sales/maturities of marketable securities	1,500	5,111

Net cash (used in) provided by investing activities	(19,558)	4,863
Financing activities:
Principal payments on software license and capital lease obligations	(116)	(189)
Principal payments on debt obligations	(8,856)	—
Net proceeds from the issuance of common stock	1,448	548
Payment of equity issuance costs	(75)	—
Repurchase of restricted stock	(94)	—

Net cash (used in) provided by financing activities	(7,693)	359

Net decrease in cash and cash equivalents	(34,988)	(1,038)
Cash and cash equivalents at beginning of period	51,533	5,928

Cash and cash equivalents at end of period	$16,545	$4,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTROPIC COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). They do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed on March 3, 2008 with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of and for the periods indicated. The interim results are not necessarily indicative of the results to be expected for future quarters or the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Among the significant estimates affecting the condensed consolidated financial statements are those related to business combinations, revenue recognition, allowance for doubtful accounts, inventory reserves, long-lived assets (including goodwill and intangible assets), warranty reserves, valuation of warrants, valuation of equity securities and stock-based compensation. On an on-going basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Revenue Recognition

The Company’s revenues are generated principally by sales of its semiconductor products. During the three months ended March 31, 2008 and 2007, product revenues represented 98% and 100%, respectively, of its total net revenues. The Company also generates service revenues from development contracts.

The majority of the Company’s sales occur through the efforts of its direct sales force. The remainder of the Company’s sales occurs through distributors. During the three months ended March 31, 2008 and 2007, more than 99% of the Company’s sales occurred through the efforts of its direct sales force.

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition, the Company recognizes product revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, the Company does not recognize revenue until all customer acceptance requirements have been met, when applicable.

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

The Company derives revenues from development contracts that involve new and unproven technologies. Revenues under these contracts are deferred until customer acceptance is obtained, and other contract-specific terms have been completed in accordance with the completed contract method of American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Provisions for losses related to development contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. The costs associated with development contracts are included in cost of service revenue. The Company defers the cost of services provided under its development contracts.

The Company acquired a development agreement in connection with the acquisition of RF Magic, Inc. (“RF Magic”) that provides the Company with royalties in exchange for an exclusive right to manufacture and sell certain products. The Company has determined that it is not able to reliably estimate the royalties earned in the period the sales occur. Thus, the Company records revenues based on cash receipts. The royalty revenue recorded during the three months ended March 31, 2008 and 2007 were $966,000 and $0, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, leases payable and lines of credit and loans payable. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions in order to limit its credit exposure. Credit is extended based on an evaluation of the customer’s financial condition and a cash deposit is generally not required. The Company estimates potential losses on trade receivables on an ongoing basis.

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

Guarantees and Indemnifications

In the ordinary course of business, the Company has entered into agreements with customers that include indemnity provisions. To date, there have been no known events or circumstances that have resulted in any significant costs related to these indemnification provisions, and as a result, no liabilities have been recorded in the accompanying interim unaudited financial statements.

Rebates

The Company accounts for rebates in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, at the time of the sale accrues 100% of the potential rebate as a reduction to revenue and does not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. The Company reverses the accrual for unclaimed rebates amounts as specific rebate programs contractually end or when management believes unclaimed rebates are no longer subject to payment and will not be paid.

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

Research and Development Costs

Research and development costs are expensed as incurred and primarily include costs related to personnel, outside services (which consist primarily of contract labor services), fabrication masks, architecture licenses, engineering design development software and hardware tools, allocated overhead expenses and depreciation of equipment used in research and development.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

The Company also follows Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”) which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), including the provisions of SAB No. 107 (“SAB 107”) and SAB No. 110 (“SAB 110”). Under SFAS 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has not granted awards with vesting subject to market conditions. The Company adopted the provisions of SFAS 123R using the prospective transition method. Accordingly, prior periods have not been revised for comparative purposes.

The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date, January 1, 2006, which are subsequently modified or canceled. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), related interpretations, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation for employee stock options and recorded compensation cost for options granted at exercise prices that were less than market value of the Company’s common stock at the date of grant. Pursuant to SFAS 123R, as the Company utilized the minimum value method through December 31, 2005, the Company will continue to recognize compensation expense relating to unvested awards as of the date of adoption using APB 25 which is the same accounting principle originally applied to those awards.

The stock-based compensation for the Company’s 2007 Employee Stock Purchase Plan (“ESPP”) was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin No. 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option, as amended by SFAS 123R.

The Company accounts for stock-based compensation awards granted to non-employees in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under EITF 96-18, the Company determines the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Due to the adoption of SFAS 123R, the Company recognizes excess tax benefits associated with stock-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to stock-based compensation have been realized, the Company follows the “with and without” approach excluding any indirect effects to be realized until after the utilization of all other tax benefits available to the Company.

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

Recently Issued Accounting Standards

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The Company adopted this pronouncement as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 did not have an impact on its interim financial results, the Company is now required to provide additional disclosures as part of its financial statements. See Note 2 for information and related disclosures regarding the Company’s fair value measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option have been elected are reported in earnings at each subsequent reporting date. The Company adopted this pronouncement in the first quarter of 2008 and it did not have an impact on its interim financial results.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. The Company adopted this standard in the first quarter of 2008 and it did not have an impact on its interim financial results.

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

2. Supplemental Financial Information

Fair Value of Financial Instruments

The Company held certain financial assets, including cash equivalents and marketable securities that are required to be measured at fair value on a recurring basis. Cash equivalents include commercial paper and corporate bonds of high credit quality. Marketable securities were carried at amortized cost which approximated fair value.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the Company’s financial assets subject to the disclosure requirements of SFAS 157 was determined using the following levels of inputs as of March 31, 2008 (in thousands):

	Fair Value Measurements as of March 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,081	$14,081	$—	$—
Marketable securities	18,586	18,586	—	—

Total	$32,667	$32,667	$—	$—

Inventory

The components of inventory were as follows (in thousands):

	As of March 31, 2008	As of December 31, 2007
Capitalized development contract costs	$66	$66
Work-in-process	11,150	8,379
Finished goods	3,026	6,887

Total inventory	$14,242	$15,332

Property and Equipment

Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	As of March 31, 2008	As of December 31, 2007
Office and laboratory equipment	5	$5,309	$4,337
Computer equipment	3-5	1,779	1,541
Furniture and fixtures	7	1,390	407
Leasehold improvements	Lease term	4,816	287
Licensed software	1-3	2,286	2,284
Construction in progress		112	3,423

		15,692	12,279
Accumulated depreciation		(3,665)	(3,327)

Property and equipment, net		$12,027	$8,952

Depreciation and amortization expense for the three months ended March 31, 2008 and 2007 was $660,000 and $323,000, respectively.

Purchased Intangible Assets

Purchased intangible assets were as follows (in thousands):

	As of March 31, 2008
	Gross	Accumulated Amortization	Net
Developed technology	$26,060	$(3,951)	$22,109
Customer relationships	10,800	(1,350)	9,450
Backlog	1,400	(1,400)	—
Trade name	1,000	(250)	750

	$39,260	$(6,951)	$32,309

As of March 31, 2008, the estimated future amortization expenses of purchased intangible assets charged to cost of net revenues and operating expenses for the remainder of fiscal 2008 and years thereafter are as follows (in thousands):

Years Ending December 31,	Cost of Net Revenues	Operating Expenses	Total
2008	$3,720	$1,789	$5,509
2009	4,960	2,385	7,345
2010	4,960	2,219	7,179
2011	4,960	2,052	7,012
2012	2,480	1,884	4,364
Thereafter	—	900	900

Total	$21,080	$11,229	$32,309

Accrued Warranty

The following table presents a rollforward of the Company’s product warranty liability, which is included within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets (in thousands):

	As of March 31, 2008	As of December 31, 2007
Beginning balance	$926	$417
Expirations	(125)	(121)
Accruals for warranties issued during the year	103	644
Warranty rate adjustment	(264)	—
Acquired through acquisition	—	17
Settlements made during the year	(9)	(31)

Ending balance	$631	$926

Restructuring Activity

In February 2008, the Company implemented a restructuring plan to exit the operating lease for its former corporate headquarters in San Diego, California. The original lease is effective through May 2010. No employees were terminated in connection with the restructuring plan. The Company accounted for the restructuring plan in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company recorded $1,079,000 as a restructuring charge, including $820,000 to accrue for the exited facility and $259,000 related to the impairment of property and equipment and other long-term assets. The following table presents a rollforward of the Company’s restructuring liability, which is included within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets (in thousands):

	Operating lease commitments	Impairment of property and equipment	Impairment of other long- term assets	Total
Liability as of December 31, 2007	$—	$—	$—	$—
Additions	820	195	64	1,079
Non-cash charges	—	(195)	(64)	(259)
Cash payments	(60)	—	—	(60)

Liability as of March 31, 2008	$760	$—	$—	$760

Deferred Rent

The Company recognized rent expense on a straight-line basis over the lease term as defined in SFAS No. 13, Accounting for Leases. In addition, the Company recorded landlord allowances for tenant improvements as deferred rent, in accordance with FASB Technical Bulletin No. 88-1, Issues Related to Accounting for Leases. The deferred rent is amortized over the lease term as a reduction of rent expense. As of March 31, 2008 and December 31, 2007, there was $2,556,000 and $1,301,000, respectively, of unamortized deferred rent recorded as a component of other long-term liabilities.

Purchase Commitments

The Company had firm purchase order commitments for the acquisition of inventory as of March 31, 2008 and December 31, 2007 of $14,338,000 and $11,910,000, respectively.

Stock-Based Compensation

The Company has in effect equity incentive plans under which incentive stock options and non-qualified stock options have been granted to employees, directors and consultants to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of grant except in the event of a business combination. These equity plans include the 2007 Equity Incentive Plan and the 2007 Non-Employee Directors’ Stock Option Plan under which the Company continues to grant incentive stock options and non-qualified stock options. These plans are described in the Annual Report.

The Company also grants stock awards under the ESPP. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at the lesser of 85% of the fair market value of the Company’s common stock on the offering date or the purchase date.

Stock-based compensation expense recognized in the Company’s statement of operations for the three months ended March 31, 2008 and 2007 included compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. For options and awards granted during the three months ended March 31, 2008 and 2007, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2008 and 2007 has been reduced for estimated forfeitures of options that are subject to vesting. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of options granted after January 1, 2006 and awards under the ESPP are estimated on the grant date using the Black-Scholes option valuation model. This valuation model requires the Company to make assumptions and judgments about the variables used in the fair value calculation, including the expected life of the option or award, the volatility of the price of Company’s common stock, the expected risk-free interest rate and the expected dividend yield. The expected life for stock options reflects the application of the simplified method set out in SAB 107, as renewed by SAB 110. The expected life of an award granted under the ESPP is based upon the length of the applicable offering periods. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. The simplified method defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The estimated volatility reflects the application of the interpretive guidance provided by SAB 107 and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield is based on the Company’s expectation of not paying dividends on the common stock for the foreseeable future.

The following assumptions are used to value options and awards granted under the plans in connection with the Company’s equity incentive plans for the three months ended March 31, 2008 and 2007:

	Employee stock options		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Expected life (years)	6	6	0.4 - 1.4	—
Risk-free interest rate	4%	4.5%	3.0 - 3.3%	—
Expected volatility	68%	73%	63%	—
Expected dividend yield	—	—	—	—

The weighted average fair value of options granted was approximately $2.98 and $4.68 for the three months ended March 31, 2008 and 2007, respectively.

The following table shows total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of sales	$46	$—
Research and development	1,758	53
Sales and marketing	623	65
General and administrative	1,197	22

	$3,624	$140

For the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense for non-employees totaling $26,000 and $25,000, respectively. For the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense for the ESPP totaling $377,000 and $0, respectively.

In January 2008, the President and Chief Operating Officer of the Company resigned. In connection with his resignation, the Company accelerated vesting of approximately 114,000 shares subject to stock options held by this former employee. The modification resulted in approximately $575,000 of additional stock compensation expense.

As of March 31, 2008 and December 31, 2007, the Company estimates there were $33,163,000 and $32,999,000 in total unrecognized compensation costs related to unvested employee stock option agreements, which are expected to be recognized over a weighted-average period of 3.1 and 2.8 years, respectively. As of March 31, 2008, the Company estimates there were $714,000 of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a weighted-average period of 0.8 years.

Stock Options and Awards Activity

The following is a summary of option activity for the Company’s equity incentive plans (excluding options to purchase up to 182,000 shares of the Company’s common stock subject to put and call agreements for certain RF Magic options) for the three months ended March 31, 2008:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2007	6,738	$1.29	8.6	$40,458
Granted	1,624	4.65
Exercised	(225)	0.84
Forfeitures and cancellations	(297)	1.89

Outstanding as of March 31, 2008	7,840	1.96	8.6	17,274

As of March 31, 2008, the Company had 8,195,000 authorized shares available for future issuance under all of its equity incentive plans.

3. Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect and are individually computed, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences as a result differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes. When the Company’s annual estimated income tax rate changes, the year-to-date effect of the change is recorded in the current period, which can cause fluctuations in effective tax rates in interim periods.

The effective tax rate for the three months ended March 31, 2008 was (4.15)% compared to 0% for the three months ended March 31, 2007. The change in the effective tax rate is primarily due to the Company’s expectations to be in a taxable income position for the year ended December 31, 2008. The Company will utilize a portion of its net operating loss carryforwards to offset regular federal taxes and state taxes; however, the Company expects to incur a federal alternative minimum tax. This U.S. federal alternative minimum tax as well as a provision for foreign taxes is the cause for the change in the effective tax rate for the period reported. There were no discrete items recorded in the three months ended March 31, 2008.

FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

On January 1, 2007, the Company adopted the provisions of FIN 48. Included in the unrecognized tax benefits of $7,054,000 as of December 31, 2007 was $3,075,000 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The remainder of the unrecognized tax benefits in the amount of $3,979,000 will reduce goodwill. There have been no changes during the three months ended March 31, 2008 for any uncertain tax positions and the Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2008 or December 31, 2007.

The Company files federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The Company is not currently under audit or has not been notified of any impending examinations by any tax jurisdiction.

4. Net Income Per Share

Under the provisions of SFAS No. 128, Earnings per Share, basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive. The Company was in a loss position for all periods presented and, accordingly, there is no difference between basic loss per share and diluted loss per share.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(3,856)	$(1,112)
Accretion of redeemable convertible preferred stock	—	(32)

Net loss attributable to common stockholders—basic and diluted	$(3,856)	$(1,144)

Denominator:
Weighted average number of common shares outstanding	68,511	6,174
Less: Restricted stock	(1,849)	(702)

Weighted average number of shares used in computing net loss per common share—basic and diluted	66,662	5,472

Net loss per share—basic and diluted
Net loss	$(0.06)	$(0.20)
Accretion of redeemable convertible preferred stock	—	(0.01)

Net loss attributable to common stockholders—basic and diluted	$(0.06)	$(0.21)

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Stock options outstanding	7,840	1,542
Stock reserved for issuance under put and call option agreements	182	—
Restricted stock	1,795	1,823
Preferred stock warrants	—	229
Common stock warrants	178	—
Redeemable convertible preferred stock	—	31,855

Total	9,995	35,449

5. Supplemental Disclosure of Cash Flow and Non-Cash Activity

Cash Flow

The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2008	2007
Cash paid for interest	$211	$28

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Three Months Ended March 31,
	2008	2007
Vesting of early exercised stock options	$174	$365

6. Significant Customer and Geographic Information

Customers

Based on direct shipments, customers that represented 10% or more of total net revenues and accounts receivable were as follows:

	Revenues		Accounts Receivable
	Three Months Ended March 31,		As of
	2008	2007	March 31, 2008	December 31, 2007
Actiontec Electronics, Inc.	26%	35%	22%	13%
Jabil Circuit (Wuxi) Co., Ltd.	13	16	14	17
Marubun / Arrow (HK) Ltd.	*	*	*	10
Motorola, Inc.	36	47	38	37

*	Customer accounted for less than 10% for the period indicated

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues as a percentage of total net revenues by geographic region were as follows:

	Three Months Ended March 31,
	2008	2007
Asia	95%	99%
Europe	4	*
United States of America	1	1
Other North America	*	*

	100%	100%

*	Region accounted for less than 1% of total net revenues for the period indicated

7. Subsequent Events

In April 2008, the Company entered into a Consent and Amendment to Loan and Security Agreement with Silicon Valley Bank to extend the term of its credit facility to April 2009 and increase the maximum amount of credit from $7,000,000 to $10,000,000. The amount available under the credit line may be decreased by certain commitments, such as the $1,160,000 standby letter of credit that secures the Company’s performance under its headquarters facilities lease.

In April 2008, the Company acquired certain specified assets of Vativ Technologies, Inc. (“Vativ”), including Vativ’s intellectual property rights, existing product lines, inventory and equipment, for $5,900,000 in cash and approximately $1,000,000 in assumed liabilities. The Company contributed $850,000 of the purchase price to an escrow fund which is available to satisfy potential indemnity claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and related notes as of and for the year ended December 31, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 3, 2008.

Forward-Looking Statements

The following discussion contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, competitors, future financial position, future revenues, projected costs, prospects and plans and objectives of management. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Part II, Item 1A and elsewhere of this Quarterly Report, and in our other filings with the SEC. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements in this Quarterly Report. Forward-looking statements herein speak only as of the date of this Quarterly Report. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Overview

Entropic Communications is a leading fabless semiconductor company that designs, develops and markets systems solutions to enable connected home entertainment. Our technologies significantly change the way high-definition television-quality video, or HD video, and other multimedia content such as movies, music, games and photos are brought into and delivered throughout the home. Our products include home networking chipsets based on the Multimedia over Coax Alliance, or MoCA, standard, high-speed broadband access chipsets, integrated circuits that simplify and enhance digital broadcast satellite services and silicon television tuner integrated circuits. We use our considerable experience with service provider-based deployments to create solutions that address the complex requirements associated with delivering multiple streams of HD video into and throughout the home, while seamlessly coexisting with video, voice and data services that are using the same coaxial cable infrastructure.

In December 2004, we introduced and commenced commercial shipments of our home networking products. In the first quarter of 2006, we began commercially shipping our broadband access solutions. In May 2007, we acquired Arabella Software Ltd., or Arabella, a developer of embedded software. In June 2007, we acquired RF Magic Inc., or RF Magic, a provider of digital broadcast satellite outdoor unit and silicon television tuner solutions. Since inception, we have invested heavily in product development and have not yet achieved profitability on a quarterly or annual basis. Our revenues have grown from $3.7 million in 2005 to $41.5 million in 2006 to $122.5 million in 2007, driven primarily by demand for our home networking products. Our revenues have increased from $20.0 million during the three months ended March 31, 2007 to $42.0 million during the three months ended March 31, 2008, driven primarily by demand for our home networking products and, to a lesser extent, from sales resulting from the RF Magic acquisition. As of March 31, 2008, we had an accumulated deficit of $96.2 million.

We generate revenues principally by sales of our semiconductor products. We also generate service revenues from development contracts. We principally sell our products directly to either original design manufacturers, or ODMs, or original equipment manufacturers, or OEMs. We price our products based on market and competitive conditions and reduce the price of our products over time, as market and competitive conditions change, and as manufacturing costs are reduced. Our markets are generally characterized by declining average selling prices over the life of a product and, accordingly, we must reduce costs and successfully introduce new products and enhancements to maintain our gross margins.

We rely on a limited number of customers for a significant portion of our revenues. Sales to these customers are in turn driven by service providers that purchase our customers’ products which incorporate our products. Substantially all of our revenues are dependent upon three major service providers, Verizon Communications, Inc. through its FiOS deployment, EchoStar Satellite, LLC and DIRECTV. In addition, we are dependent on sales outside of the United States for almost all of our revenues and expect that to continue in the future.

In the three months ended March 31, 2008, Motorola, Inc., or Motorola, Actiontec Electronics, Inc., or Actiontec, and Jabil Circuit (Wuxi) Co., Ltd., or Jabil Circuit, accounted for 36%, 26% and 13%, respectively, of our net revenues. In the three months ended March 31, 2007, Motorola, Actiontec and Jabil Circuit accounted for 47%, 35% and 16%, respectively, of our net revenues. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

In the three months ended March 31, 2008, 95% of our revenues were derived from Asia, 4% were derived from Europe, and 1% was derived from the United States and other North American countries. In the three months ended March 31, 2007, 99% of our revenues were derived from Asia and 1% was derived from the United States and other North American countries. Many of our ODM and OEM customers in Asia incorporate our chipsets into products that they sell to U.S.-based service providers.

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

In February 2008, we relocated our two separate facilities in San Diego, California, into a 90,000 square foot facility which serves as our corporate headquarters.

In April 2008, we acquired certain specified assets of Vativ Technologies, Inc., or Vativ, including Vativ’s intellectual property rights, existing product lines, inventory and equipment for $5.9 million in cash and approximately $1.0 million in assumed liabilities. We contributed $0.9 million of the purchase price to an escrow fund which is available to satisfy potential indemnity claims.

Since our inception, we have funded our operations using a combination of preferred stock issuances, cash collections from customers, bank credit facilities, cash received from the exercise of stock options and proceeds from our initial public offering. We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are discussed in our Annual Report and there have been no material changes made to these policies since the date of our Annual Report.

Results of Operations

The following table sets forth selected items from our unaudited condensed consolidated statements of operations as a percentage of total net revenues for the periods indicated.

	Three Months Ended March 31,
	2008	2007
Consolidated Statements of Operations Data:
Net revenues	100%	100%
Cost of net revenues	54	73

Gross profit	46	27
Operating expenses:
Research and development	32	21
Sales and marketing	10	7
General and administrative	8	4
Amortization of purchased intangible assets	1	—
Restructuring charge	3	—

Total operating expenses	54	32

Loss from operations	(8)	(5)
Other expense, net	(1)	(1)
Net loss	(9)	(6)
Accretion of redeemable convertible preferred stock	—	—

Net loss attributable to common stockholders	(9)%	(6)%

Comparison of Three Months Ended March 31, 2008 and 2007

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Three Months Ended March 31,		% Change
	2008	2007
Net revenues	$41,988	$20,026	110%

This $22.0 million increase in net revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was driven primarily by demand for our home networking products and, to a lesser extent, from sales of digital broadcast satellite, or DBS, outdoor unit chips resulting from the RF Magic acquisition.

Gross Profit/Gross Margin

	Three Months Ended March 31,		% Change
	2008	2007
Gross profit	$19,151	$5,495	249%
% of net revenues	46%	27%

The $13.7 million increase in gross profit for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was due to higher revenues from the sales of our home networking chipsets and DBS outdoor unit chips. The increase in gross margin was primarily due to a decrease in the unit costs of our home networking chipsets principally as a result of more favorable manufacturing costs, as well as the contribution in the three months ended March 31, 2008 from the sales of our DBS outdoor unit products. Additionally, as a result of the RF Magic acquisition in 2007, which we accounted for by using the purchase method of accounting as required by SFAS No. 141, Business Combinations, cost of net revenues included $1.2 million of amortization of developed technology.

Research and Development Expenses

	Three Months Ended March 31,		% Change
	2008	2007
Research and development	$13,313	$4,190	218%
% of net revenues	32%	21%

The $9.1 million increase in research and development expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to increased personnel costs of $6.5 million (of which $1.7 million was due to stock-based compensation), overhead allocations of $1.1 million, and development tool and supply costs of $0.9 million. The remainder of this increase resulted from a variety of expenditures principally related to customer-driven projects. In general, some of this $9.1 million increase was a result of the RF Magic acquisition. Research and development headcount increased from 61 full-time employees as of March 31, 2007 to 195 full-time employees (170 employees in research and development and 25 employees in operations) as of March 31, 2008 (including employees added from the RF Magic acquisition in June 2007).

Sales and Marketing Expenses

	Three Months Ended March 31,		% Change
	2008	2007
Sales and marketing	$4,144	$1,500	176%
% of net revenues	10%	7%

The $2.6 million increase in sales and marketing expenses included increased personnel costs of $2.0 million (of which $0.6 million was due to stock-based compensation), overhead allocations of $0.3 million, and increased trade show and travel costs of $0.2 million primarily due to a general increase in business activities. In general, some of this $2.6 million increase was a result of the RF Magic acquisition. Sales and marketing headcount increased from 21 full-time employees as of March 31, 2007 to 57 full-time employees as of March 31, 2008 (including employees added from the RF Magic acquisition in June 2007).

General and Administrative Expenses

	Three Months Ended March 31,		% Change
	2008	2007
General and administrative	$3,523	$767	359%
% of net revenues	8%	4%

The $2.8 million increase in general and administrative expenses during the three months ended March 31, 2008 as compared to the corresponding period in 2007 included increased personnel costs of $1.7 million (of which $1.2 million was due to stock-based compensation), increased accounting expenses of $0.2 million due to being a public reporting company, and legal fees of $0.4 million primarily due to a general increase in business activities. The remainder of this increase resulted from a variety of expenditures principally driven by our growth. In general, some of this $2.8 million increase was a result of the RF Magic acquisition. General and administrative headcount increased from 11 full-time employees as of March 31, 2007 to 29 full-time employees as of March 31, 2008 (including employees added from the RF Magic acquisition in June 2007).

Amortization of Purchased Intangible Assets

	Three Months Ended March 31,		% Change
	2008	2007
Amortization of purchased intangible assets	$596	$—	100%
% of net revenues	1%	—%

During the three months ended March 31, 2008, we recorded $0.6 million in charges related to the amortization of acquired intangible assets from the RF Magic and Arabella acquisitions, both of which occurred in 2007.

Restructuring Charge

	Three Months Ended March 31,		% Change
	2008	2007
Restructuring charge	$1,079	$—	100%
% of net revenues	3%	—%

During the three months ended March 31, 2008, we recorded a $1.1 million restructuring charge related to the relocation of our headquarters into a 90,000 square foot facility in San Diego, California. The restructuring charge consisted of approximately $0.8 million of lease termination costs and approximately $0.3 million for the impairment of property and equipment and other long-term assets.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $16.5 million and marketable securities of $18.6 million.

We have entered into a Loan and Security Agreement with Silicon Valley Bank under which we have access to a credit line that is secured against substantially all of our tangible and intangible assets, excluding intellectual property. Under the terms of our Loan and Security Agreement, as amended, we may borrow up to $10 million under our credit line. The amount available under our credit line may be decreased by certain commitments, such as the $1.2 million standby letter of credit that secures our performance under our headquarters facilities lease. The interest on amounts drawn down under the credit line is payable on a monthly basis at an annual interest rate equal to the prime rate plus 0.5% if we maintain a liquidity ratio of at least 1.75 to 1, or the prime rate plus 2.0% if we maintain a liquidity ratio of less than 1.75 to 1. We have not borrowed any money from our credit line in 2008. As of April 3, 2008, $8.6 million was available to us under our credit line and no amount was outstanding under our credit line.

Operating Activities. Our operating activities used $7.7 million of cash in the three months ended March 31, 2008. Cash flow from operating activities for the three months ended March 31, 2008 resulted primarily from a net loss of $3.9 million and an increase in accounts receivable of $13.4 million, which was primarily driven by higher sales, with a majority of the sales occurring later in the quarter. This was offset by stock-based compensation of $3.6 million, depreciation and amortization of $2.5 million, mostly due to the RF Magic acquisition, a $1.2 million increase in other long-term liabilities, a $1.1 million decrease in inventory, primarily driven by sales timing, an increase in interest expense attributable to the write-off of debt discount associated with our repayment of our credit facilities, and impairment of assets from restructuring charge attributable to the relocation of our facilities. The remaining changes in operating cash flows primarily reflect increases in accounts payable and decreases in prepaid assets.

Net cash used in operating activities was $6.3 million in the three months ended March 31, 2007, primarily consisting of a net loss of $1.1 million, an increase of $3.5 million in accounts receivable, primarily driven by higher sales, and an increase of $6.9 million in inventory, primarily driven by higher expected sales. This was offset by an increase in accounts payable of $4.6 million. The remaining changes in operating cash flows primarily reflect increases in depreciation and amortization, revaluation of preferred stock warrant liabilities and stock-based compensation.

Investing Activities. We used $20.0 million cash in investing activities in the three months ended March 31, 2008 compared to $4.9 million in the three months ended March 31, 2007. Our increase in cash available for investing activities resulted primarily from the net proceeds received upon the sale of our common stock at our IPO. Our investing activities primarily consisted of the purchase and maturities of marketable securities and purchases of property and equipment.

Capital expenditures were $3.9 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. The capital expenditures incurred within the three months ended March 31, 2008 primarily consisted of tenant improvements and equipment for our newly leased facilities in San Diego, California. The capital expenditures during the three months ended March 31, 2007 primarily consisted of computer and test equipment purchases. We anticipate that further capital expenditures will be required to support future growth.

Financing Activities. Our financing activities used cash of $7.7 million in the three months ended March 31, 2008, which was primarily driven by the payoff of debt outstanding under line of credit and loans in the amount of $8.9 million. This amount was offset by cash provided by the net proceeds from warrant exercises. Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2007, primarily consisting of stock option exercises, and was offset by principal payments of software licenses and capital lease obligations.

We expect to experience an increase in our operating expenses in absolute dollars, particularly in research and development expenses, but also in sales and marketing, and general and administrative expenses, for the foreseeable future, in order to execute our business strategy and to support our growth. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

We believe that our cash, cash equivalents and marketable securities of $35.1 million, together with the $8.6 million available to us under our credit line as of March 31, 2008 and our expected cash flow from operations, will be sufficient to fund our projected operating requirements for at least the next 12 months. We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of March 31, 2008, we have not recorded any indemnity obligations.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We adopted this pronouncement as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 did not have an impact on its interim financial results, we are now required to provide additional disclosures as part of our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We adopted this pronouncement in the first quarter of 2008 and it did not have an impact on our interim financial results.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. We adopted this standard in the first quarter of 2008 and it did not have an impact on our interim financial results.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following GAAP until January 1, 2009. We expect SFAS 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales have been historically denominated in U.S. dollars and an increase in the value of U.S. dollar relative to the currencies of the countries in which our customers operate could materially affect the demand of our non-U.S. customers for our products, leading to a reduction in orders placed by these customers, which would adversely affect our business. Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations; however, we do not consider this currency risk to be material as the related costs do not constitute a significant portion of our total spending. We outsource our wafer manufacturing, assembly, testing, warehousing and shipping operations; however all expenses related thereto are denominated in U.S. dollars. If the value of the U.S. dollar decreases relative to the currencies of the countries in which such contractors operate, the prices we are charged for their services may increase, which would adversely affect our business. Currently, we have not implemented any hedging strategies to mitigate risks related to the impact of fluctuations in currency exchange rates.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2008, the carrying value of our cash and cash equivalents approximated fair value.

Our marketable securities, consisting of U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposits, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. In the past, certain of our short term marketable securities were classified as available-for-sale and were stated at fair value, which was equal to cost due to the short-term maturity of these securities. In the event that there were to be a difference between fair value and cost in any of our available-for-sale securities, unrealized gains and losses on these investments would be reported as a separate component of accumulated other comprehensive income (loss).

Our investment policy for marketable securities requires that all securities mature in two years or less, with a weighted average maturity of no longer than 12 months. As of March 31, 2008, the carrying value of $18.6 million approximated the fair value of these securities. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

Item 4T.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, prior to filing this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this Quarterly Report, Annual Report and in our other filings with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the trading price of our common stock could decline, and you could lose some or all of your investment.

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in our Annual Report.

Risks Related to Our Business

We have a history of losses and may not achieve or sustain profitability in the future.*

We have never been profitable on an annual basis or in any fiscal quarter. We incurred net losses before accretion of redeemable convertible preferred stock of $3.9 million for the three month period ended March 31, 2008 and $32.0 million, $7.1 million and $12.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of March 31, 2008, we had an accumulated deficit of $96.2 million. Accordingly, there can be no assurance if or when we may achieve profitability. Though our revenues increased from approximately $41.5 million for the year ended December 31, 2006 to $122.5 million for the year ended December 31, 2007, a portion of that growth was attributable to businesses we acquired during the year, and we may not achieve similar growth in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Moreover, we expect to make significant expenditures related to the development of our products and the expansion of our business, including research and development, sales and marketing and general and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses that we did not incur as a private company. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures and unforeseen difficulties or costs associated with the integration of acquired assets or businesses. As a result of these expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. If we are unable to achieve adequate revenue growth, we may not achieve or sustain profitability and our stock price could decline.

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

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*

We derive a substantial portion of our revenues from a limited number of customers. For example, during the three months ended March 31, 2008 and the year ended December 31, 2007, ten customers accounted for approximately 94% and 96%, respectively, of our revenues. During the three months ended March 31, 2008, Motorola, Actiontec and Jabil Circuit accounted for 36%, 26% and 13%, respectively, of our revenues. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

In addition, we depend on a limited number of service providers that purchase products from our customers. To date, only one major service provider, Verizon, has publicly announced its intention to use the MoCA standard for home networking in its FiOS deployment. We also primarily rely on two major service providers, EchoStar and DIRECTV, to deploy products using our DBS outdoor unit solutions. During the three months ended March 31, 2008 and the year ended December 31, 2007, products sold to our customers that were incorporated into products purchased by Verizon, EchoStar and DIRECTV accounted for substantially all of our revenues. If these service providers, or other service providers that elect to use our products, reduce or eliminate purchases of our customers’ products which incorporate our products, this would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on a limited number of service providers’ demand for products which incorporate our products.

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

If the market for HD video and other multimedia content delivery solutions based on the MoCA standard does not develop as we anticipate, our revenues may decline or fail to grow, which would adversely affect our operating results.*

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our revenues from sales of our home networking products based on the MoCA standard. The market for such multimedia content delivery solutions based on the MoCA standard is relatively new, still evolving, and difficult to predict. In the near-term, we believe our primary competition in this market will be from companies that offer products based on non-MoCA home networking solutions, such as Ethernet, HomePNA, Home Plug AV, Wi-Fi and WiMedia. In the future, we expect other semiconductor manufacturers to compete with us in the manufacture and sale of MoCA-compliant chipsets. It is therefore uncertain whether the MoCA standard will achieve and sustain high levels of demand and market acceptance. Moreover, deployment of services or electronic devices utilizing MoCA-based solutions may be delayed or slower than we anticipate. If the market for MoCA-based solutions does not continue to develop or develops more slowly than we expect, or if we make errors in predicting adoption and deployment rates for these solutions, our revenues may be significantly adversely affected.

Our success will depend to a substantial extent on the willingness of service providers, ODMs and OEMs to adopt the MoCA standard for multimedia content delivery. As of March 31, 2008, only one major service provider, Verizon, had publicly announced its intention to use the MoCA standard for home networking. Some service providers, ODMs and OEMs have adopted and others may adopt multimedia content delivery solutions that rely on technologies other than the MoCA standard or may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, MoCA-based solutions. It is critical to our success that additional service providers, including telecommunications carriers and cable operators, adopt the MoCA standard for home networking.

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

Market-specific risks affecting the digital television, digital television set-top boxes, and digital television peripheral markets could impair our ability to successfully sell our silicon television tuners and HDMI products.*

The market for digital television applications in digital televisions, digital television set-top boxes and digital television peripherals is characterized by certain market-specific risks, any of which may adversely affect our ability to sell our silicon television tuners and High Definition Multimedia Interface, or HDMI, receivers and HDMI switches. For example, sellers of module tuners that offer similar or better functionality than our silicon television tuner solutions may dramatically lower their prices and become more competitive than us in the tuner market. In addition, our silicon television tuners may not have the feature sets desired by our customers or may not be architecturally compatible with other components in the customers’ designs. Our efforts to penetrate the digital television market, in particular, will depend on our ability to overcome these and other challenges. To the extent our efforts are adversely affected by any of these risks or are otherwise unsuccessful, the demand for our silicon television tuners and HDMI products may not develop as anticipated or decline which would adversely affect our revenues, financial condition and results of operations.

The success of our silicon television tuners is highly dependent on our relationships with demodulator manufacturers.*

Our silicon television tuners are designed to be interoperable with various specific demodulator integrated circuit products that are designed and manufactured by other companies. Historically, RF Magic relied on strategic relationships with various demodulator manufacturers to enable both parties to offer an interoperable tuner/demodulator solution to mutual end customers. Although we work in concert with third party demodulator manufacturers to complete highly functional reference designs, we have no control over their future product plans and product roadmaps and could be effectively designed out of future customer applications by the refusal of a demodulator manufacturer to continue to support our products. Likewise, our ability to acquire new customers is dependent on the cooperation of third party demodulator manufacturers. If such third party manufacturers decide to partner with one of our competitors or to provide their own tuner solutions, we would effectively be prevented from selling our products to potential new customers. Furthermore, our dependence on these third party demodulator manufacturers often limits our strategic direction. If we were to design products that were competitive with any of such demodulator manufacturers, they may choose to stop working with us. Our current principal demodulator relationship is with STMicroelectronics in the digital video broadcasting terrestrial and cable, Advanced Television

Systems Committee, or ATSC, and digital broadcast satellite markets. In the digital broadcast satellite market, our tuners are currently marketed with an STMicroelectronics demodulator; however, STMicroelectronics has recently released its own radio frequency silicon tuner that will replace some of the tuners we sell, and STMicroelectronics may continue to release other competing tuners or require us to reduce our prices on the tuners we sell with their demodulators.

If any of the current or prospective demodulator manufacturers with whom we have or intend to have relationships were to stop working with us in favor of other tuner manufacturers or in favor of deploying their own tuner products, we would be effectively designed out of current and potential customers’ products and the demand for our silicon television tuners would be substantially reduced.

We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this expansion and growth, or if our business does not grow as we expect, we may not be able to realize a return on the resources we devote to expansion.*

We have experienced significant growth in a short period of time, including growth related to our acquisitions of RF Magic and Arabella in 2007, and certain specified assets of Vativ in April 2008. For example, we have increased our headcount from 83 full-time employees as of December 31, 2006 to 281 full-time employees as of March 31, 2008 (including employees which we added as part of our acquisitions of RF Magic and Arabella). We also hired an additional 17 full-time employees in connection with the consummation of the Vativ acquisition. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of our product deployments. For example, in the first quarter of 2008, we moved into a larger facility for our operations in San Diego, California to accommodate our growth. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our success in managing our operations and growth will be dependent upon our ability to:

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

We may not realize the anticipated financial and strategic benefits from the businesses we have acquired or be able to successfully integrate such businesses with ours.*

We will need to overcome significant challenges in order to realize the benefits or synergies from the acquisitions we completed in 2007 and 2008. These challenges include the following:

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

In addition, we have recorded significant amounts of goodwill and other intangible assets in connection with the acquisitions we completed in 2007 and will record additional amounts of goodwill and other intangible assets in connection with our acquisition of certain specified assets of Vativ in April 2008. The carrying amount of these long-lived assets could be reduced through impairment charges in future periods if events or changes in circumstances, including adverse industry conditions or a downturn in demand for our products, indicate that such amount is not recoverable. Any such impairment charge could have a material adverse impact on our results of operations.

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

Our product development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*

Our product development efforts require substantial research and development expense. Our research and development expense for the three months ended March 31, 2008 was $13.3 million and was $35.2 million, $11.6 million and $9.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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

We depend on a limited number of third parties to manufacture, assemble and test our products which reduces our control over key aspects of our products and their availability. *

We do not own or operate a manufacturing, assembly or test facility for our products. Rather, we outsource the manufacture, assembly and testing of our products to third party subcontractors including Taiwan Semiconductor Manufacturing Company, Jazz Technologies, Inc., United Microelectronics Corp., Amkor Technologies, Inc. and Giga Solution Tech. Co., Ltd. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality products on time. Our reliance on sole or limited suppliers involves several risks, including susceptibility to increased manufacturing costs if competition for foundry capacity intensifies and reduced control over the following:

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

Certain of our customers’ products and service providers’ services are subject to governmental regulation. *

Governmental regulation could place constraints on our customers and service providers’ services and consequently reduce our customers’ demand for our products. For example, the Federal Communications Commission, or FCC, has broad jurisdiction over products that emit radio frequency signals in the United States. Similar governmental agencies regulate these products in other countries. Moreover, laws and regulations regarding local cable franchising could have an adverse effect on Verizon’s and other service providers’ ability to compete in the HD video and multimedia content delivery market. Although most of our products are not directly subject to current regulations of the FCC or any other federal or state communications regulatory agency, much of the equipment into which these products are incorporated is subject to direct governmental regulation. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, impede sales of our products. For example, demand for these products will decrease if equipment into which they are incorporated fails to comply with FCC specifications.

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

Adverse U.S. and international economic conditions may adversely affect our revenues, margins and profitability.*

Adverse economic conditions may result in decreased spending by our customers for our products. In addition, our products, and the services and devices that contain or use our products, are discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases during periods of favorable economic conditions. As a result of unfavorable economic conditions, including higher interest rates, increased taxation, higher unemployment, lower consumer confidence in the economy, higher consumer debt levels and lower availability of consumer credit, consumers’ purchases of discretionary items may decline, which could adversely affect our revenues. Moreover, we may experience adverse conditions in our cost base due to changes in foreign currency exchange rates that reduce the purchasing power of the U.S. dollar, increases in general and administrative expenses and other factors. These conditions may harm our margins and profitability if we are unable to increase the selling prices of our products or reduce our costs sufficiently to offset the effects of effective increases in our costs. Our attempts to offset the effects of cost increases through controlling our expenses, passing cost increases on to our customers or any other method may not succeed.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and management. *

We completed our initial public offering in December 2007. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Nasdaq Stock Market Rules, or Nasdaq rules. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place significant strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business, operating results and financial condition.

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

In accordance with Nasdaq rules, we are required to maintain a majority independent Board of Directors. We also expect that the various rules and regulations applicable to public companies will make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be deemed independent for purposes of Nasdaq rules, and executive officers will be significantly curtailed and we may be required to indemnify directors and officers out of our own cash resources, rather than rely on insurance policies, which could materially adversely affect our liquidity and results of operations.

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

Possible third party claims of infringement of proprietary rights against us, our customers or the service providers that purchase products from our customers, or other intellectual property claims or disputes, could have a material adverse effect on our business, results of operation or financial condition.*

The semiconductor industry is characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are selling and developing products. Because patent applications take many years to issue, currently pending applications, known or unknown to us, may later result in issued patents that we infringe. In addition, third parties continue to actively seek new patents in our field. It is difficult or impossible to fully keep abreast of these developments, and therefore, as we develop new and enhanced products, we may sell or distribute products that inadvertently infringe patents held by third parties.

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

Risks Related to International Operations

We expect a significant portion of our future revenues to come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Revenues outside of the United States comprised 99% of our total revenues for the three months ended March 31, 2008 and 98% for the year ended December 31, 2007. International business activities involve certain risks, including:

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

Fluctuations in exchange rates between and among the currencies in which we do business may adversely affect our operating results.*

We transact business internationally, currently mainly focusing on Israel, Taiwan, Japan, Korea, China and Europe. As a result, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Our sales have been historically denominated in U.S. dollars and an increase in the U.S. dollar relative to the currencies of the countries in which our customers operate could materially affect the demand of our non-U.S. customers for our products, thereby forcing these customers to reduce their orders, which would adversely affect our business. We incur a portion of our expenses in currencies other than the U.S. dollar, including New Israeli Shekels. Our operating results are denominated in U.S. dollars and the difference in exchange rates in one period compared to another may directly impact period to period comparisons of our operating results. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict our results.

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

Future sales of our common stock or the issuance of securities convertible into or exercisable for shares of our common stock may depress our stock price.*

Sales of a substantial number of shares of our common stock or the issuance of securities convertible into or exercisable for shares of our common stock could occur at any time. These sales or issuances, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2008, we had 68,651,867 outstanding shares of common stock. This includes the shares that we sold in our IPO, all of which may be resold in the public market without restriction. All of the remaining shares may be sold upon the expiration of lock-up agreements 180 days after the date of our initial public offering unless the shares are held by an affiliate of ours. In addition, as of March 31, 2008, we had granted outstanding options to purchase 7,839,615 shares of our common stock that, if exercised, would result in these additional shares becoming available for sale upon expiration of the lock-up agreements.

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

Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*

As of March 31, 2008, our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned, in the aggregate, approximately 28% of our outstanding common stock. These stockholders may have interests that conflict with yours and, if acting together, have the ability to substantially influence or determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(b)	Use of Proceeds

The initial public offering of our common stock was effected through a Registration Statement on Form S-1 (File No. 333-144899) that was declared effective by the SEC on December 6, 2007, which registered an aggregate of 9,200,000 shares of our common stock, including 1,200,000 shares of common stock owned by selling stockholders that the underwriters had the option to purchase to cover over-allotments. Credit Suisse Securities (USA) LLC and Lehman Brothers Inc. were the joint book-running managers for the IPO, with Thomas Weisel Partners LLC, JMP Securities LLC and ThinkEquity Partners LLC serving as co-managers. On December 12, 2007, 8,000,000 shares of common stock were sold on our behalf at a price of $6.00 per share, for an aggregate gross offering price of $48 million. On January 8, 2008, the underwriters exercised their over-allotment option in full and purchased 1,200,000 shares of our common stock sold on behalf of the selling stockholders, at a price of $6.00 per share, for an aggregate gross offering price of $7.2 million. Our IPO resulted in gross offering proceeds to us of $48 million and net offering proceeds to us, after deducting underwriting discounts, commissions and issuance costs, of approximately $40.6 million.

As of March 31, 2008, we had invested $18.6 million of net proceeds from our initial public offering in short- and intermediate-term, interest bearing obligations, investment-grade instruments, certificates of deposit and direct or guaranteed obligations of the U.S. government. Through March 31, 2008, we have used $12.9 million of the net proceeds to fund the incremental working capital requirements to grow our business and consolidate our two San Diego facilities into our current corporate headquarters, and $9.1 million to repay our outstanding debt, including accrued interest. In April 2008, we used approximately $5.9 million of the net proceeds to purchase certain specified assets of Vativ, $850,000 of which was contributed to and remains subject to an escrow fund which will be available to satisfy potential indemnity claims. The proceeds used to date were used to make direct payments to third parties who were not our officers or directors (or their associates), persons owning ten percent or more of any class of our equity securities, or any other affiliate (except that the proceeds used for salary expense included regular compensation expenses for officers). Redpoint Ventures and its affiliated venture funds own approximately 22% of Vativ’s outstanding capital stock. One of the members of our Board of Directors, John Walecka, is a general partner of Redpoint Ventures. Mr. Walecka did not participate in the negotiations or deliberations concerning this acquisition. In addition, our chief technology officer, Itzhak Gurantz, owns less than 0.1% of Vativ’s outstanding capital stock. Dr. Gurantz also did not participate in the negotiations or deliberations concerning this acquisition. The purchase price for the acquired assets was arrived at based on arms’ length negotiations with Vativ’s management. The acquisition was unanimously approved by our Board of Directors, with Mr. Walecka abstaining from such vote.

There has been no material change in the planned use of proceeds as described in our final prospectus filed pursuant to Rule 424(b)(4) of the Securities Act with the SEC on December 7, 2007. As described in our final prospectus, we anticipate using the remaining proceeds for working capital and general corporate purposes and may use a portion of the net proceeds to acquire or license products, technologies or businesses, but we currently have no agreements or commitments relating to material acquisitions or licenses. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. Accordingly, our management will have broad discretion in the application of the net proceeds.

Under the terms of our loan and security agreement with Silicon Valley Bank, we are not permitted to pay cash dividends without the bank’s prior consent. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

(c)	Issuer Purchases of Equity Securities

Pursuant to the terms of our 2001 Stock Option Plan, options may be exercised prior to vesting. Shares of common stock issued prior to vesting that remain unvested are subject to a repurchase option in our favor that lapses in accordance with the original vesting schedule for the option. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended March 31, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Value Paid by Company
January 1, 2008 through January 31, 2008	20,538	$0.5878	$12,073
February 1, 2008 through February 29, 2008	51,570	0.9416	48,557
March 1, 2008 through March 31, 2008	16,153	2.0382	32,923

Total	88,261		$93,553

(1)	All shares were originally purchased from us by directors, employees and consultants pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our 2001 Stock Option Plan and the related stock option agreements.

Item 5.	Other Information

In February 2008, we implemented a restructuring plan to exit the operating lease of our former corporate headquarters in San Diego, California. The original lease is effective through May 2010. No employees were terminated in connection with the restructuring plan. We accounted for the restructuring plan in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We recorded $1.1 million as a restructuring charge, including $0.8 million related to lease termination costs and $0.3 million related to the impairment of property and equipment and other long-term assets. Approximately $0.8 million of this charge will be settled in cash and is recorded as a restructuring liability in our accounts payable and other accrued expenses as of March 31, 2008.

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Form of Common Stock Certificate of the Registrant.

4.3(3)	Third Amended and Restated Investor Rights Agreement dated June 30, 2007, as amended, by and among the Registrant and certain of its stockholders.

10.1(4)	Consent and Amendment to Loan and Security Agreement, dated April 3, 2008, between the Registrant and Silicon Valley Bank.

10.2+	Description of 2008 Management Bonus Plan, effective as of March 19, 2008.

10.3(5)+	Employment offer letter dated June 5, 2007 by and between the Registrant and David Lyle.

10.4(5)+	Employment offer letter dated May 2, 2007 by and between the Registrant and Itzhak Gurantz.

10.5(5)+	Employment offer letter dated April 18, 2007 by and between the Registrant and Lance Bridges.

10.6(5)+	Amended and Restated Change of Control Agreement dated October 18, 2007 by and between the Registrant and David Lyle.

10.7(5)+	Amended and Restated Change of Control Agreement dated October 20, 2007 by and between the Registrant and Itzhak Gurantz.

10.8(5)+	Amended and Restated Change of Control Agreement dated October 20, 2007 by and between the Registrant and Lance Bridges.

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Principal Executive Officer and Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.

(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2008.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2008.

(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTROPIC COMMUNICATIONS, INC.

Dated:	May 6, 2008	By:	/s/ David Lyle
David Lyle
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Form of Common Stock Certificate of the Registrant.

4.3(3)	Third Amended and Restated Investor Rights Agreement dated June 30, 2007, as amended, by and among the Registrant and certain of its stockholders.

10.1(4)	Consent and Amendment to Loan and Security Agreement dated April 3, 2008 between the Registrant and Silicon Valley Bank.

10.2+	Description of 2008 Management Bonus Plan, effective as of March 19, 2008.

10.3(5)+	Employment offer letter dated June 5, 2007 by and between the Registrant and David Lyle.

10.4(5)+	Employment offer letter dated May 2, 2007 by and between the Registrant and Itzhak Gurantz.

10.5(5)+	Employment offer letter dated April 18, 2007 by and between the Registrant and Lance Bridges.

10.6(5)+	Amended and Restated Change of Control Agreement dated October 18, 2007 by and between the Registrant and David Lyle.

10.7(5)+	Amended and Restated Change of Control Agreement dated October 20, 2007 by and between the Registrant and Itzhak Gurantz.

10.8(5)+	Amended and Restated Change of Control Agreement dated October 20, 2007 by and between the Registrant and Lance Bridges.

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Principal Executive Officer and Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.

(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2008.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2008.

(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2008.