Form 10-Q
period 2008-06-30
ENTROPIC COMMUNICATIONS INC
filed 2008-08-05
CIK 1227930

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of the close of business on July 31, 2008, 68,919,930 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

ENTROPIC COMMUNICATIONS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTROPIC COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$17,027	$51,475
Restricted cash	—	58
Marketable securities	12,009	2,965
Accounts receivable, net	35,588	24,489
Inventory	21,079	15,332
Prepaid expenses, deferred income taxes and other current assets	1,925	2,238

Total current assets	87,628	96,557
Property and equipment, net	12,612	8,952
Intangible assets, net	33,185	34,145
Goodwill	88,082	86,256
Other long-term assets	283	416

Total assets	$221,790	$226,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,141	$18,909
Accrued payroll and benefits	5,490	4,253
Deferred revenues	187	303
Current portion of line of credit and loans payable	—	2,860
Current portion of software licenses and capital lease obligations	119	384

Total current liabilities	27,937	26,709
Stock repurchase liability	1,208	1,765
Lines of credit and loans payable, less current portion	—	5,547
Other long-term liabilities	3,165	1,907
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	69	68
Additional paid-in capital	292,010	282,627
Accumulated deficit	(102,599)	(92,297)

Total stockholders’ equity	189,480	190,398

Total liabilities, preferred stock and stockholders’ equity	$221,790	$226,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTROPIC COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$42,836	$26,207	$84,824	$46,233
Cost of net revenues	23,869	17,961	46,706	32,492

Gross profit	18,967	8,246	38,118	13,741
Operating expenses:
Research and development	15,678	6,699	28,990	10,889
Sales and marketing	4,455	1,859	8,599	3,359
General and administrative	3,541	1,631	7,064	2,398
Write off of in-process research and development	1,300	21,400	1,300	21,400
Amortization of purchased intangibles	713	42	1,309	42
Restructuring charge	(10)	—	1,069	—

Total operating expenses	25,677	31,631	48,331	38,088

Loss from operations	(6,710)	(23,385)	(10,213)	(24,347)
Other income (expense), net	191	(337)	(7)	(487)

Loss before income taxes	(6,519)	(23,722)	(10,220)	(24,834)
(Benefit) provision for income taxes	(72)	—	82	—

Net loss	(6,447)	(23,722)	(10,302)	(24,834)
Accretion of redeemable convertible preferred stock	—	(31)	—	(63)

Net loss attributable to common stockholders	$(6,447)	$(23,753)	$(10,302)	$(24,897)

Net loss per share attributable to common stockholders—basic and diluted	$(0.10)	$(3.82)	$(0.15)	$(4.33)

Weighted average number of shares used to compute loss per share attributable to common stockholders	67,215	6,223	67,023	5,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTROPIC COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net loss	$(10,302)	$(24,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,514	641
Amortization of purchased intangible assets	4,139	42
Stock-based compensation to consultants	84	58
Stock-based compensation to employees	6,912	813
Interest expense attributable to amortization and early payoff of debt issuance costs	476	57
In-process research and development	1,300	21,400
Revaluation of preferred stock warrant liabilities	—	612
Impairment of assets related to restructuring charge	259	—
Loss on disposal of assets	8	—
Changes in operating assets and liabilities:
Restricted cash	58	—
Accounts receivable	(11,097)	(1,073)
Inventory	(5,733)	(7,207)
Prepaid expenses, deferred income taxes and other current assets	313	(387)
Other long-term assets	43	(677)
Accounts payable and accrued expenses	3,050	6,655
Accrued payroll and benefits	1,102	222
Deferred revenues	(116)	3
Other long-term liabilities	1,258	—

Net cash used in operating activities	(6,732)	(3,675)
Investing activities:
Purchases of property and equipment	(5,269)	(551)
Purchases of marketable securities	(17,144)	—
Sales/maturities of marketable securities	8,100	7,116
Net cash (used in) provided by acquisitions	(6,113)	4,561

Net cash (used in) provided by investing activities	(20,426)	11,126
Financing activities:
Principal payments on debt and capital lease obligations	(9,121)	(1,348)
Proceeds from line of credit obligations	—	2,000
Proceeds from issuance common stock net of repurchases and issuance costs	1,831	1,074

Net cash (used in) provided by financing activities	(7,290)	1,726

Net (decrease) increase in cash and cash equivalents	(34,448)	9,177
Cash and cash equivalents at beginning of period	51,475	5,928

Cash and cash equivalents at end of period	$17,027	$15,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTROPIC COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Among the significant estimates affecting the condensed consolidated financial statements are those related to business combinations, revenue recognition, allowance for doubtful accounts, inventory reserves, long-lived assets (including goodwill and intangible assets), warranty reserves, accrued bonuses, income taxes, valuation of equity securities and stock-based compensation. On an on-going basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Revenue Recognition

The Company’s revenues are generated principally by sales of its semiconductor products. During the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, product revenues represented approximately 99% of its total net revenues. The Company also generates service revenues from development contracts.

The majority of the Company’s sales occur through the efforts of its direct sales force. The remainder of the Company’s sales occurs through distributors. During the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, more than 99% of the Company’s sales occurred through the efforts of its direct sales force.

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

A portion of the Company’s sales are made through distributors, agents, or customers acting as agents under agreements allowing for pricing credits and/or rights of return. Product revenues on sales made through these distributors are not recognized until the distributors ship the product to their customers. The Company records reductions to revenues for estimated product returns and pricing adjustments, such as competitive pricing programs, in the same period that the related revenue is recorded. To date, product returns and pricing adjustments have not been significant.

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

The Company acquired a development agreement in connection with its acquisition of RF Magic, Inc. (“RF Magic”) in June 2007 that provides the Company with royalties in exchange for an exclusive right to manufacture and sell certain products. The Company has determined that it is not able to reliably estimate the royalties earned in the period the sales occur. Thus, the Company records revenues based on cash receipts. The royalty revenues recorded during the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, were $797,000, $0, $1,763,000 and $0, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, leases payable, lines of credit and loans payable. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions in order to limit its credit exposure. Credit is extended based on an evaluation of the customer’s financial condition and a cash deposit is generally not required. The Company estimates potential losses on trade receivables on an ongoing basis.

The Company invests cash in deposits and money market funds with major financial institutions, U.S. government obligations and debt securities of corporations with strong credit ratings in a variety of industries. It is the Company’s policy to invest in instruments that have a final maturity of no longer than two years, with a portfolio weighted average maturity of no longer than 12 months.

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

Rebates

The Company accounts for rebates in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, at the time of the sale accrues 100% of the potential rebate as a reduction to revenue and does not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. The Company reverses the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when management believes unclaimed rebates are no longer subject to payment and will not be paid.

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

The Company also follows Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

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

The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date, January 1, 2006, which are subsequently modified or canceled. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), related interpretations, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for employee stock options and recorded compensation cost for options granted at exercise prices that were less than the market value of the Company’s common stock at the date of grant. Pursuant to SFAS 123R, as the Company utilized the minimum value method through December 31, 2005, the Company will continue to recognize compensation expense relating to unvested awards as of the date of adoption using APB 25, which is the same accounting principle originally applied to those awards.

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

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company is organized as, and operates in, one reportable segment: the design, development and sale of silicon integrated circuits. Products within this segment are embedded in electronic devices used to enable the delivery of multiple streams of high definition video and other multimedia content for entertainment purposes into and throughout the home. The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis evaluating financial performance and allocating resources. There are no segment managers who are held accountable for operations below the consolidated financial statement level. The Company’s assets are primarily located in the United States of America and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed in accordance with existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. The Company is still assessing the impact of this standard on its future consolidated financial statements.

2. Supplemental Financial Information

Fair Value of Financial Instruments

The Company holds certain financial assets, including cash equivalents and marketable securities, that are required to be measured at fair value on a recurring basis. Cash equivalents include commercial paper and corporate bonds of high credit quality. Marketable securities were carried at amortized cost which approximated fair value.

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

The fair value of the Company’s financial assets subject to the disclosure requirements of SFAS 157 was determined using the following levels of inputs as of June 30, 2008 (in thousands):

	Fair Value Measurements as of June 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,809	$4,809	$—	$—
Marketable securities	12,009	12,009	—	—

Total	$16,818	$16,818	$—	$—

During the six months ended June 30, 2008, no transfers were made into the Level 2 or Level 3 categories.

Inventory

The components of inventory were as follows (in thousands):

	As of June 30, 2008	As of December 31, 2007
Capitalized development contract costs	$—	$66
Work-in-process	12,191	8,379
Finished goods	8,888	6,887

Total inventory	$21,079	$15,332

Property and Equipment

Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	As of June 30, 2008	As of December 31, 2007
Office and laboratory equipment	5	$6,038	$4,337
Computer equipment	3-5	1,983	1,541
Furniture and fixtures	6-7	1,494	407
Leasehold improvements	Lease term	4,756	287
Licensed software	1-3	2,356	2,284
Construction in progress		504	3,423

		17,131	12,279
Accumulated depreciation		(4,519)	(3,327)

Property and equipment, net		$12,612	$8,952

Depreciation and amortization expense for the three months ended June 30, 2008 and 2007 and six months ended June 30, 2008 and 2007 was $855,000, $318,000, $1,514,000 and $641,000, respectively.

Intangible Assets

Intangible assets were as follows (in thousands):

	As of June 30, 2008
	Gross	Accumulated Amortization	Net
Developed technology	$28,860	$(5,605)	$23,255
Customer relationships	10,920	(1,830)	9,090
Backlog	1,660	(1,487)	173
Trade name	1,000	(333)	667

	$42,440	$(9,255)	$33,185

As of June 30, 2008, the estimated future amortization expenses of purchased intangible assets charged to cost of net revenues and operating expenses for the remainder of fiscal 2008 and periods thereafter are as follows (in thousands):

Years Ending December 31,	Cost of Net Revenues	Operating Expenses	Total
2008	$3,180	$1,426	$4,606
2009	6,360	2,415	8,775
2010	5,310	2,219	7,529
2011	4,960	2,052	7,012
2012	2,480	1,884	4,364
Thereafter	—	900	900

Total	$22,290	$10,896	$33,186

Acquisition

On April 3, 2008, the Company acquired certain specified assets of Vativ Technologies, Inc. (“Vativ”), including Vativ’s intellectual property rights, existing product lines, inventory and equipment. Vativ, a fabless semiconductor company based in San Diego, California, focused on providing innovative high-bandwidth, advanced digital signal processing solutions for digital television and 10 gigabit Ethernet markets. The Company paid approximately $5,906,000 in cash at closing, $850,000 of which was contributed, and remains subject, to an escrow fund which is available to satisfy potential indemnity claims. The results of operations of Vativ have been included in the Company’s results of operations from the date of acquisition.

The acquired assets did not include Vativ’s cash, cash equivalents, investments or any portion of Vativ’s accounts receivable. The Company assumed certain liabilities of Vativ equal to approximately $318,000, including current accounts payable and accrued vacation liabilities for the former employees of Vativ hired by the Company. In addition, the Company committed to pay cash retention bonuses in the aggregate amount of $650,000 to employees hired from Vativ in connection with the acquisition earned over the first 90 days of employment. The retention bonuses were recorded as expense during the service period and were not included in the assumed liabilities. In July 2008, the Company paid $560,000 of these retention bonuses to the former Vativ employees and expects to pay the remaining $90,000 within the next nine months.

The Vativ acquisition has been accounted for by the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, and as such, the assets acquired and liabilities assumed have been recorded at fair value. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The Company determined the estimated fair values of in-process research and development, identifiable intangible assets and certain tangible assets of the acquisition based on information available at the time of the acquisition. Such valuations require significant estimates and assumptions including but not limited to: determining the timing and estimated costs to complete the in-process projects, estimating future cash flows and developing appropriate discount rates. The Company believes the fair values assigned to the assets acquired and liabilities assumed, respectively, are based on reasonable assumptions.

The following table summarizes the components of the purchase price (in thousands):

Cash	$5,906
Direct acquisition costs	207
Total	$6,113

The acquisition was funded from the Company’s cash and cash equivalents balances.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed in the acquisition (in thousands):

Current assets	$16
Identifiable intangible assets	3,180
Goodwill	1,826
Property and equipment	109
In-process research and development	1,300
Accounts payable and accrued liabilities	(318)

$6,113

The goodwill recorded for the acquisition of Vativ is deductible for tax purposes over 15 years and will be assessed annually for impairment. Given that the Company has a full valuation allowance for its deferred tax assets, and given that the tax amortization for goodwill has an indefinite reversal period, the Company will be recording income tax expense for the tax impact of this amortization. The weighted average amortization period of the identifiable intangible assets acquired from Vativ is 1.6 years as of June 30, 2008.

The identifiable intangible assets acquired from Vativ and related amortization are summarized below (in thousands, except for years):

Purchased Intangible Assets:	Purchase Price Allocation	Estimated Useful Life (in years)	Amortization for the Six Months Ended June 30, 2008
Developed technology—amortization to cost of net revenues	$2,800	2	$350

Backlog	$260	0.75	$87
Customer relationships	120	1	30

Total amortization to operating expenses	$380		$117

These identifiable intangible assets are being amortized on a straight-line basis.

The developed technology represents proprietary knowledge that is technologically feasible as of the valuation date, and included all fully functioning products at the date of the valuation. The amount assigned to the developed technology was assigned based on the estimated net discounted cash flows from the related product lines on the date of acquisition.

The in-process research and development (“IPR&D”) acquired at the date of acquisition relates to Vativ’s High Definition Multimedia Interface switch product. The amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no alternative future uses. A discounted cash flow approach was utilized in valuing the IPR&D. The value of the technology was the sum of the present value of projected debt-free net income, in excess of returns on requisite assets, over the economic life of the IPR&D.

Pro Forma Statements of Operations

The following unaudited pro forma financial information reflects the consolidated results of operations as if the acquisition of Vativ had occurred on January 1, 2007 for the three and six month periods ended June 30, 2007 and on January 1, 2008 for the three and six month periods ended June 30, 2008. The unaudited pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transactions been completed at the beginning of the periods presented, and do not purport to represent what the Company’s consolidated results of operations might be for any future period (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net revenues	$42,836	$26,339	$84,998	$46,372

Net loss attributable to common stockholders	$(6,641)	$(26,941)	$(13,479)	$(30,647)

Net loss per share—basic and diluted	$(0.10)	$(4.33)	$(0.20)	$(5.32)

The unaudited pro forma financial data presented above should be read in conjunction with the unaudited pro forma condensed consolidated combined financial statements and related notes and disclosures contained in the Company’s Current Report on Form 8-K/A filed with the SEC on June 17, 2008.

Accrued Warranty

The following table presents a rollforward of the Company’s product warranty liability, which is included within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets (in thousands):

As of June 30, 2008
Liability as of December 31, 2007	$926
Expirations	(107)
Accruals for warranties issued during the year	325
Warranty rate adjustment	(437)
Settlements made during the year	(76)

Liability as of June 30, 2008	$631

The Company has revised its warranty accrual based on historical experience of claims resulting in a reduction of the warranty accrual of $437,000 for the six months ended June 30, 2008.

Restructuring Activity

In February 2008, the Company implemented a restructuring plan to exit the operating lease for its former corporate headquarters in San Diego, California. The original lease was effective through May 2010. No employees were terminated in connection with the restructuring plan. The Company accounted for the restructuring plan in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

During the six months ended June 30, 2008, the Company recorded a $1,069,000 restructuring charge in its consolidated statements of operations, including $820,000 that was accrued for the exited facility, and $259,000 related to the impairment of property and equipment and other long-term assets.

In May 2008, the Company entered into a Lease Termination Agreement with its landlord to terminate its operating lease resulting in the completion of its restructuring plan. The Company made cash payments in connection with the restructuring liability of approximately $815,000, including a non-recurring lease termination fee of $702,000.

The following table presents a rollforward of the Company’s restructuring liability (in thousands):

	Operating lease commitments	Impairment of property and equipment	Impairment of other long- term assets	Total
Liability as of December 31, 2007	$—	$—	$—	$—
Additions	820	195	64	1,079
Non-cash charges	—	(195)	(64)	(259)
Cash payments	(815)	—	—	(815)
Restructuring charge adjustment	(5)	—	—	(5)

Liability as of June 30, 2008	$—	$—	$—	$—

Debt

In April 2008, the Company entered into a Consent and Amendment to Loan and Security Agreement with Silicon Valley Bank (“SVB”) to extend the term of its credit facility to April 2009 and increase the maximum amount of credit available under the facility from $7,000,000 to $10,000,000. The amount available under the credit line may be decreased by certain commitments, such as the $1,160,000 standby letter of credit that secures the Company’s performance under its current headquarters facilities lease.

In May 2008, the Company entered into an Amendment to Loan and Security Agreement with SVB to further amend its credit facility to provide the Company the option to increase the maximum amount of credit available under the facility from $10,000,000 to $15,000,000 upon payment of a commitment fee of up to $15,000. If the Company elects to exercise its option, the Company will be subject to a loan covenant to maintain a tangible net worth of at least $50,000,000 on a consolidated basis. No amounts were outstanding under the credit agreement as of June 30, 2008.

Deferred Rent

The Company recognized rent expense on a straight-line basis over the lease term as defined in SFAS No. 13, Accounting for Leases. In addition, the Company recorded landlord allowances for tenant improvements as deferred rent, in accordance with FASB Technical Bulletin No. 88-1, Issues Related to Accounting for Leases. The deferred rent is amortized over the lease term as a reduction of rent expense. As of June 30, 2008 and December 31, 2007, there was $2,614,000 and $1,301,000, respectively, of unamortized deferred rent recorded as a component of other long-term liabilities.

Purchase Commitments

The Company had firm purchase order commitments for the acquisition of inventory as of June 30, 2008 and December 31, 2007 of $12,218,000 and $11,910,000, respectively.

Stock-Based Compensation

The Company has in effect equity incentive plans under which incentive stock options and non-qualified stock options have been granted to employees, directors and consultants to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of grant, except in the event of a business combination. These equity plans include the 2007 Non-Employee Directors’ Stock Option Plan, under which the Company continues to grant non-qualified stock options, and the 2007 Equity Incentive Plan, under which the Company continues to grant non-qualified stock options and restricted stock units. These plans are described in the Annual Report.

The Company also grants stock awards under the ESPP. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at the lesser of 85% of the fair market value of the Company’s common stock on the offering date or the purchase date.

Stock-based compensation expense recognized in the Company’s statement of operations for the three and six months ended June 30, 2008 and 2007 included compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. For options and awards granted during the three and six months ended June 30, 2008 and 2007, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the statement of operations for the three and six months ended June 30, 2008 and 2007 has been reduced for estimated forfeitures of options that are subject to vesting. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The following assumptions are used to value options and awards granted under the Company’s equity incentive plans for the three and six months ended June 30, 2008 and 2007:

	Employee stock options				Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Expected life (years)	6.01	6.01	6.01	6.01	0.01 - 1.01	—	0.01 - 1.01	—
Risk-free interest rate	3.2%	4.8%	3.2 - 4.0%	4.5 - 4.8%	0.8 - 1.98%	—	0.8 - 1.98%	—
Expected volatility	68%	73%	68%	73%	76%	—	76%	—
Expected dividend yield	—	—	—	—	—	—	—	—

The weighted average fair value of options granted for the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007 was approximately $2.67, $5.79, $2.83 and $5.69, respectively.

The following table shows total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of sales	$64	$3	$110	$3
Research and development	1,829	397	3,587	450
Sales and marketing	611	145	1,234	210
General and administrative	868	186	2,065	208

	$3,372	$731	$6,996	$871

For the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense for non-employees totaling $58,000, $33,000, $84,000 and $58,000, respectively. For the three and six months ended June 30, 2008, the Company recorded stock-based compensation expense for the ESPP totaling $44,000 and $421,000, respectively. The Company held its first offering under the ESPP in December 2007; therefore, no stock-based compensation expense for the ESPP was recorded for the three or six months ended June 30, 2007.

In January 2008, the President and Chief Operating Officer of the Company resigned. In connection with his resignation, the Company accelerated vesting of approximately 114,000 shares subject to stock options held by this former employee. The modification resulted in approximately $575,000 of additional stock compensation expense in the three months ended March 31, 2008.

As of June 30, 2008 and December 31, 2007, the Company estimates there were $34,199,000 and $32,999,000 in total unrecognized compensation costs related to unvested employee stock option agreements, which are expected to be recognized over a weighted-average period of 3.0 and 2.8 years, respectively. As of June 30, 2008, the Company estimates there were $810,000 of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a weighted-average period of 0.6 years.

Stock Options and Awards Activity

The following is a summary of option activity for the Company’s equity incentive plans (excluding options to purchase up to 182,000 shares of the Company’s common stock subject to put and call agreements for certain RF Magic options) for the six months ended June 30, 2008:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2007	6,738	$1.29	8.6	$40,458
Granted	3,177	4.51
Exercised	(354)	0.74
Forfeitures and cancellations	(362)	2.16

Outstanding as of June 30, 2008	9,199	2.39	8.6	22,134

During the three and six months ended June 30, 2008, the Company granted a total of 84,000 restricted stock units with a vesting period of 12 months and a weighted average grant date fair value of $3.92 per share.

During the three and six months ended June 30, 2008, approximately 165,000 shares of the Company’s common stock were purchased through the ESPP which resulted in proceeds of $602,000.

As of June 30, 2008, the Company had 6,592,000 authorized shares available for future issuance under all of its equity incentive plans.

3. Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect and are individually computed, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.

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

The effective tax rate for the three and six months ended June 30, 2008 was 1.1% and (0.8)%, respectively, compared to 0% for the three and six months ended June 30, 2007. The changes in effective tax rate are due to provisions related to foreign taxes. There were no discrete items recorded in the six months ended June 30, 2008.

A portion of the tax expense recorded for the three months ended March 31, 2008 related to an anticipated U.S. alternative minimum tax liability for the year ended December 31, 2008. As of June 30, 2008, due to an uncertainty in this tax liability, the Company reversed $111,000 of previously recorded federal alternative minimum tax expense. For the six months ended June 30, 2008, the Company has recorded $82,000 of tax expense related to foreign taxes.

FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

On January 1, 2007, the Company adopted the provisions of FIN 48. Included in the unrecognized tax benefits of $7,054,000 as of December 31, 2007 was $3,075,000 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate net of any related valuation allowance recorded. The remainder of the unrecognized tax benefits in the amount of $3,979,000 will reduce goodwill. There have been no changes during the six months ended June 30, 2008 for any uncertain tax positions and the Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2008 or December 31, 2007.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(6,447)	$(23,722)	$(10,302)	$(24,834)
Accretion of redeemable convertible preferred stock	—	(31)	—	(63)

Net loss attributable to common stockholders—basic and diluted	$(6,447)	$(23,753)	$(10,302)	$(24,897)

Denominator:
Weighted average number of common shares outstanding	68,748	8,086	68,630	7,453
Less: Restricted stock	(1,533)	(1,863)	(1,607)	(1,697)

Weighted average number of shares used in computing net loss per common share—basic and diluted	67,215	6,223	67,023	5,756

Net loss per share—basic and diluted
Net loss	$(0.10)	$(3.82)	$(0.15)	$(4.33)
Accretion of redeemable convertible preferred stock	—	—	—	—

Net loss attributable to common stockholders—basic and diluted	$(0.10)	$(3.82)	$(0.15)	$(4.33)

As of June 30, 2008 and 2007, the Company had securities outstanding which could potentially dilute basic loss per share in the future, but which were excluded from the computation of diluted net loss per share in the periods presented as their effect would have been anti-dilutive. Potentially dilutive outstanding securities consist of the following (in thousands):

	As of June 30,
	2008	2007
Stock options outstanding	9,199	6,333
Stock reserved for issuance under put and call option agreements	182	182
Restricted stock	1,322	2,174
Preferred stock warrants	—	514
Common stock warrants	—	323
Redeemable convertible preferred stock	—	44,897

Total	10,703	54,423

5. Supplemental Disclosure of Cash Flow and Non-Cash Activity

Cash Flow

The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2008	2007
Cash paid for interest	$217	$85

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Six Months Ended June 30,
	2008	2007
Accretion of redeemable convertible preferred stock	$—	$63
Issuance of common stock for stockholder notes	—	183
Issuance of preferred stock warrants in connection with debt financing	—	414
Issuance of common stock in connection with acquisition of Arabella Software, Ltd.	—	2,466
Issuance of redeemable convertible preferred stock and common stock in connection with acquisition of RF Magic	—	149,321
Assets assumed in connection with acquisition of Vativ, net of liabilities assumed	4,287	—
Vesting of early exercised stock options	557	825

6. Significant Customer and Geographic Information

Customers

Based on direct shipments, customers that represented 10% or more of total net revenues and accounts receivable were as follows:

	Revenues				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,
	2008	2007	2008	2007	2008	2007
Actiontec Electronics, Inc.	20%	31%	23%	32%	13%	21%
Jabil Circuit (Wuxi) Co., Ltd.	*	13	*	15	*	16
Motorola, Inc.	50	51	43	50	59	37

*	Customer accounted for less than 10% for the period indicated

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues as a percentage of total net revenues by geographic region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Asia	96%	99%	96%	99%
Europe	2	*	3	*
United States of America	1	1	1	1
Other North America	1	*	*	*

	100%	100%	100%	100%

*	Region accounted for less than 1% of total net revenues for the period indicated

7. Subsequent Events

In July 2008, the Company paid cash retention bonuses in the aggregate amount of $560,000 of the total $650,000 to be paid to employees hired in connection with the Vativ acquisition. The Company expects to pay the remaining $90,000 within the next nine months.

In July 2008, the Company entered into a three-year software license and maintenance agreement for software tools with Synopsys, Inc. for $5,949,000. The licensing fees will be paid as follows (in thousands):

Years Ended December 31,
2008	$1,837
2009	2,275
2010	1,837

$5,949

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

The following discussion contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, competitors, future financial position, future revenues, projected costs, prospects and plans and objectives of management. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report, and in our other filings with the SEC. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements in this Quarterly Report. Forward-looking statements herein speak only as of the date of this Quarterly Report. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

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

In December 2004, we introduced and commenced commercial shipments of our home networking products. In the first quarter of 2006, we began commercially shipping our broadband access solutions. In May 2007, we acquired Arabella Software Ltd., or Arabella, a developer of embedded software. In June 2007, we acquired RF Magic Inc., or RF Magic, a provider of digital broadcast satellite outdoor unit and silicon television tuner solutions. In April 2008, we acquired certain specified assets of Vativ Technologies, Inc., or Vativ, including Vativ’s intellectual property rights, existing product lines, inventory and equipment for $5.9 million in cash and approximately $1.0 million in assumed liabilities. We contributed $0.9 million of the purchase price to an escrow fund which is available to satisfy potential indemnity claims. Since inception, we have invested heavily in product development and have not yet achieved profitability on a quarterly or annual basis. Our revenues have grown from $3.7 million in 2005 to $41.5 million in 2006 to $122.5 million in 2007, driven primarily by demand for our home networking products. Our revenues have increased from $46.2 million during the six months ended June 30, 2007 to $84.8 million during the six months ended June 30, 2008, driven primarily by demand for our home networking products and, to a lesser extent, from sales resulting from the RF Magic acquisition. As of June 30, 2008, we had an accumulated deficit of $102.6 million.

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

In the six months ended June 30, 2008, Motorola, Inc., or Motorola, and Actiontec Electronics, Inc., or Actiontec, accounted for 43% and 23%, respectively, of our net revenues. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

In the six months ended June 30, 2008, 96% of our revenues were derived from Asia, 3% were derived from Europe, and 1% was derived from the United States and other North American countries. In the six months ended June 30, 2007, 99% of our revenues were derived from Asia and 1% was derived from the United States and other North American countries. Many of our ODM and OEM customers in Asia incorporate our chipsets into products that they sell to U.S.-based service providers.

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

Since our inception, we have funded our operations using a combination of preferred stock issuances, cash collections from customers, bank credit facilities, cash received from the exercise of stock options and proceeds from our initial public offering, or IPO. We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Consolidated Statements of Operations Data:
Net revenues	100%	100%	100%	100%
Cost of net revenues	56	69	55	70

Gross profit	44	31	45	30
Operating expenses:
Research and development	37	26	34	24
Sales and marketing	10	7	10	7
General and administrative	8	6	8	5
Write off of in-process research and development	3	82	2	47
Amortization of purchased intangible assets	2	—	2	—
Restructuring charge	—	—	1	—

Total operating expenses	60	121	57	83

Loss from operations	(16)	(90)	(12)	(53)
Other income (expense), net	—	(1)	—	(1)
(Benefit) provision for income taxes	1	—	—	—

Net loss	(15)	(91)	(12)	(54)
Accretion of redeemable convertible preferred stock	—	—	—	—

Net loss attributable to common stockholders	(15)%	(91)%	(12)%	(54)%

Comparison of Three and Six Months Ended June 30, 2008 and 2007

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Net revenues	$42,836	$26,207	63%	$84,824	$46,233	83%

The increase in net revenues for the three and six months ended June 30, 2008 compared to the same periods in 2007 was driven primarily by demand for our home networking products and, to a lesser extent, from sales of digital broadcast satellite, or DBS, outdoor unit chips resulting from the RF Magic acquisition.

Gross Profit/Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Gross profit	$18,967	$8,246	130%	$38,118	$13,741	177%
% of net revenues	44%	31%		45%	30%

Gross profit increased during the three and six months ended June 30, 2008 over comparable periods in 2007 primarily driven by higher revenues from the sales of our home networking chipsets, and to a lesser extent, from sales of DBS outdoor unit chips.

The increase in gross profit as a percentage of revenue for the three and six months ended June 30, 2008 compared to the same periods in 2007 was primarily due to a decrease in the unit costs of our home networking chipsets principally as a result of more favorable manufacturing costs, as well as the contribution to gross margin from the sales of our DBS outdoor unit products. Additionally, as a result of our acquisitions, which we accounted for by using the purchase method of accounting as required by SFAS No. 141, Business Combinations, cost of net revenues included $2.8 million and $1.6 million of amortization of developed technology for the three and six months ended June 30, 2008, respectively. The acquisition of RF Magic occurred on June 30, 2007, therefore no amortization of developed technology was included in cost of goods sold during the three and six months ended June 30, 2007.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Research and development	$15,678	$6,699	134%	$28,990	$10,889	166%
% of net revenues	37%	26%		34%	24%

The increase in research and development expenses during the three months ended June 30, 2008, compared to the three months ended June 30, 2007, was primarily due to increased personnel costs of $6.7 million (of which $1.4 million was due to stock-based compensation) related to a 50% increase in the number of employees engaged in research and development activities at the end of the periods. The increase in research and development personnel resulted from both normal hiring to support growth of our business and the addition of employees in connection with the RF Magic and Vativ acquisitions. The remainder of the increase was primarily due to increases in overhead costs of $1.5 million, development tool and supply costs of $0.2 million and depreciation of $0.3 million, primarily due to increased activities related to customer-driven projects.

The increase in research and development expenses during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was primarily due to increased personnel costs of $13.2 million (of which $3.2 million was due to stock-based compensation) related to a 50% increase in the number of employees engaged in research and development activities at the end of the periods. The increase in research and development personnel resulted from both normal hiring to support growth of our business and the addition of employees in connection with the RF Magic and Vativ acquisitions. The remainder of the increase was primarily due to increases in overhead allocations of $2.6 million, development tool and supply costs of $1.1 million, and depreciation of $0.6 million, primarily due to increased activities related to customer-driven projects.

Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Sales and marketing	$4,455	$1,859	140%	$8,599	$3,359	156%
% of net revenues	10%	7%		10%	7%

The increase in sales and marketing expenses for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, included increased personnel costs of $1.9 million (of which $0.5 million was due to stock-based compensation), attributable to a 35% increase in the number of employees engaged in sales and marketing activities at the end of the periods. The increase in sales and marketing personnel resulted from both normal hiring to support growth of our business and the addition of employees in connection with the RF Magic acquisition. The remainder of the increase was primarily due to a general increase in business activities.

The increase in sales and marketing expenses for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, included increased personnel costs of $3.8 million (of which $1.1 million was due to stock-based compensation), attributable to a 35% increase in the number of employees engaged in sales and marketing activities at the end of the periods The increase in sales and marketing personnel resulted from both normal hiring to support growth of our business and the addition of employees in connection with the RF Magic acquisition. The remainder of the increase, including increases in overhead allocations of $0.7 million and travel costs of $0.3 million,was primarily due to a general increase in business activities.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
General and administrative	$3,541	$1,631	117%	$7,064	$2,398	195%
% of net revenues	8%	6%		8%	5%

The increase in general and administrative expenses for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, was partly due to increased personnel costs of $1.0 million (of which $0.6 million was due to stock-based compensation), attributable to a 32% increase in the number of employees engaged in general and administrative expenses activities at the end of the periods. The remainder of the increase was primarily driven by outside services of $0.3 million and legal fees of $0.1 million, primarily due to being a public reporting company and a general increase in business activities.

The increase in general and administrative expenses for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was partly due to increased personnel costs of $2.8 million (of which $1.8 million was due to stock-based compensation), attributable to a 32% increase in the number of employees engaged in general and administrative activities at the end of the periods. The remainder of the increases, including increases in outside services of $0.5 million, legal fees of $0.5 million and overhead allocations of $0.3 million, was primarily due to being a public reporting company and a general increase in business activities.

Write Off of In-Process Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Write off of in-process research and development	$1,300	$21,400	(94)%	$1,300	$21,400	(94)%
% of net revenues	3%	82%		2%	46%

During the three and six months ended June 30, 2008, as a result of the Vativ acquisition in April 2008, we incurred a write off of in-process research and development, or IPR&D, related to Vativ’s High Definition Multimedia Interface switch product. During the three and six months ended June 30, 2007, as a result of the RF Magic acquisition in June 2007, we incurred a write off of IPR&D related to RF Magic’s channel stacking switch products.

The IPR&D was written-off on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no alternative future uses. A discounted cash flow approach was utilized in valuing the IPR&D. The value of the technology was the sum of the present value of projected debt-free net income, in excess of returns on requisite assets, over the economic life of the IPR&D.

Amortization of Purchased Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Amortization of purchased intangible assets	$713	$42	1,598%	$1,309	$42	3,017%
% of net revenues	2%	—%		2%	—%

During the three and six months ended June 30, 2008, as compared to the same periods in 2007, we incurred an increase in amortization of purchased intangibles as a result of the RF Magic acquisition in June 2007, and to a lesser extent, from the acquisition of Vativ.

Restructuring Charge

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Restructuring charge	($10)	—	n/a	$1,069	—	n/a
% of net revenues	—%	—%		1%	—%

During the six months ended June 30, 2008, we recorded a $1.1 million restructuring charge related to the relocation of our headquarters into a 90,000 square foot facility in San Diego, California. The restructuring charge consisted of approximately $0.8 million of lease termination costs and approximately $0.3 million for the impairment of property and equipment and other long-term assets.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $17.0 million and marketable securities of $12.0 million.

We have entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, under which we have access to a credit line that is secured against substantially all of our tangible and intangible assets, excluding intellectual property. Under the terms of our Loan and Security Agreement we may borrow up to $10.0 million under our credit line. We also have the option to increase our credit limit to $15.0 million upon payment of a commitment fee of up to $15,000 and our satisfaction of certain specified conditions. If we elect to increase the line, we will be subject to a loan covenant to maintain a tangible net worth of at least $50.0 million. The amount available under our credit line may be decreased by certain commitments, such as the $1.2 million standby letter of credit that secures our performance under our headquarters facilities lease. The interest on amounts drawn down under the credit line is payable on a monthly basis at an annual interest rate equal to the prime rate plus 0.5% if we maintain a liquidity ratio of at least 1.75 to 1, or the prime rate plus 2.0% if we maintain a liquidity ratio of less than 1.75 to 1. As of June 30, 2008, we had not borrowed any money from our credit line in 2008. As of June 30, 2008, $8.6 million was available to us under our $10.0 million credit line and no amount was outstanding under our credit line.

Operating Activities. Our operating activities used $6.7 million of cash in the six months ended June 30, 2008 compared to $3.7 million for the six months ended June 30, 2007. Cash flow from operating activities for the six months ended June 30, 2008 resulted primarily from a net loss of $10.3 million, an increase in accounts receivable of $11.1 million, which was primarily driven by higher sales, with a majority of the sales occurring later in the period, and a $5.7 million increase in inventory, primarily driven by higher sales. These changes were partially offset by stock-based compensation of $7.0 million, depreciation and amortization of $5.7 million, mostly due to the RF Magic acquisition, a $3.1 million increase in accounts payable related to increases in inventory, a $1.3 million increase in other long-term liabilities related to deferred rent for our new leased facilities in San Diego, a $1.3 million increase for the non-cash in-process research and development charge resulting from the Vativ acquisition, and a $1.1 million increase in accrued payroll and benefits, primarily attributable to the cash retention bonuses to be paid to former Vativ employees who joined us in connection with the Vativ acquisition. Cash flow from operations for the six months ended June 30, 2007 resulted from a net loss of $24.8 million, an increase of $7.2 million in inventory driven primarily by higher sales, and an increase of $1.1 million in accounts receivable driven primarily by higher sales. These changes were partially offset by a $21.4 million increase in in-process research and development resulting from the RF Magic acquisition, an increase in accounts payable of $6.7 million, and a $0.9 million increase in stock-based compensation.

Investing Activities. We used $20.4 million of cash for investing activities during the six months ended June 30, 2008 compared to $11.1 million provided during the six months ended June 30, 2007. Our increase in cash available for investing activities resulted primarily from the net proceeds received from the sale of our common stock upon the completion of our IPO. Our investing activities primarily consisted of the purchase and maturities of marketable securities, purchases of property and equipment, and cash used and provided by acquisitions.

Capital expenditures were $5.3 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively. The capital expenditures incurred within the six months ended June 30, 2008 primarily consisted of tenant improvements and equipment for our newly leased facilities in San Diego, California. The capital expenditures during the six months ended June 30, 2007 primarily consisted of computer and test equipment purchases. We anticipate that further capital expenditures will be required to support our future growth.

Net cash used in acquisitions for the six months ended June 30, 2008 resulted from the acquisition of Vativ in April 2008. Net cash provided by acquisitions for the six months ended June 30, 2007 resulted from the acquisition of RF Magic in June 2007.

Financing Activities. Our financing activities used cash of $7.3 million in the six months ended June 30, 2008 compared to $1.7 million provided in the six months ended June 30, 2007. Net cash used in the six months ended June 30, 2008 was primarily driven by the payoff of outstanding debt in the amount of $8.9 million. This amount was offset by cash provided by the net proceeds from warrant exercises and common stock exercises, primarily from our 2007 Employee Stock Purchase Plan. Net cash provided by financing activities for the six months ended June 30, 2007, primarily consisted of stock option exercises and to a lesser extent, proceeds from line of credit obligations, and was offset by principal payments of debt obligations.

We expect to experience an increase in our operating expenses in absolute dollars, particularly in research and development expenses, but also in sales and marketing, and general and administrative expenses, for the foreseeable future in order to execute our business strategy and to support our growth. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

We believe that our cash, cash equivalents and marketable securities of $29.0 million, together with the $8.6 million available to us under our credit line as of June 30, 2008, and taking into account our ability to increase the maximum amount of credit available to us under our credit line by an additional $5.0 million, will be sufficient to fund our projected operating requirements for at least the next 12 months. We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2008 (in thousands):

	Years Ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$2,145	$3,787	$3,412	$2,931	$2,441	$4,796	$19,512
Capitalized software licenses	119	—	—	—	—	—	119
Inventory and related purchase obligations	12,218	—	—	—	—	—	12,218

Total	$14,482	$3,787	$3,412	$2,931	$2,441	$4,796	$31,849

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of June 30, 2008, we have not recorded any indemnity obligations.

In 2007 and 2008, we were contacted by Motorola requesting that we indemnify Motorola against claims that third parties might amend ongoing patent infringement actions against Motorola to add allegations that products sold by Motorola which incorporate our products infringe one or more of the third parties’ patents. No particular amounts of indemnity have been sought by Motorola. We are in the process of evaluating Motorola’s requests for indemnity and the underlying potential third party claims regarding Motorola’s products that incorporate our products. At the present time, we are unable to predict the ultimate outcome of these matters.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We adopted this pronouncement as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 did not have an impact on our interim financial results, we are now required to provide additional disclosures as part of our financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed in accordance with existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

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

Interest Rate Risk

We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in deposits and money market funds with major financial institutions, U.S. government obligations, and debt securities of corporations with strong credit ratings in a variety of industries that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2008, the carrying value of our cash and cash equivalents approximated fair value.

Our marketable securities, consisting of U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposits, are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. In the past, certain of our short-term marketable securities were classified as available-for-sale and were stated at fair value, which was equal to cost due to the short-term maturity of these securities. In the event that there were to be a difference between fair value and cost in any of our available-for-sale securities, unrealized gains and losses on these investments would be reported as a separate component of accumulated other comprehensive income (loss).

Our investment policy for marketable securities requires that all securities mature in two years or less, with a weighted average maturity of no longer than 12 months. As of June 30, 2008, the carrying value of $16.8 million approximated the fair value of these securities. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates; however, given the short-term maturities, we do not believe these instruments are subject to significant market or interest rate risk.

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

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described, and the other information contained, elsewhere in this Quarterly Report, in our Annual Report and in our other filings with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the trading price of our common stock could decline, and you could lose some or all of your investment.

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in our Annual Report.

Risks Related to Our Business

We have a history of losses and may not achieve or sustain profitability in the future.*

We have never been profitable on an annual basis or in any fiscal quarter. We incurred net losses before accretion of redeemable convertible preferred stock of $6.4 million and $10.3 million for the three and six month periods ended, respectively, June 30, 2008 and $32.0 million, $7.1 million and $12.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of June 30, 2008, we had an accumulated deficit of $102.6 million. Accordingly, there can be no assurance if or when we may achieve profitability. Though our revenues increased from approximately $41.5 million for the year ended December 31, 2006 to $122.5 million for the year ended December 31, 2007, a portion of that growth was attributable to businesses we acquired during the year, and we may not achieve similar growth in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Moreover, we expect to make significant expenditures related to the development of our products and the expansion of our business, including research and development, sales and marketing and general and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses that we did not incur as a private company. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures and unforeseen difficulties or costs associated with the integration of acquired assets or businesses. As a result of these expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. If we are unable to achieve adequate revenue growth, we may not achieve or sustain profitability and our stock price could decline.

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

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*

We derive a substantial portion of our revenues from a limited number of customers. For example, during the six months ended June 30, 2008 and the year ended December 31, 2007, ten customers accounted for approximately 94% and 96%, respectively, of our revenues. During the six months ended June 30, 2008, Motorola and Actiontec accounted for 43% and 23%, respectively, of our revenues. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

In addition, we depend on a limited number of service providers that purchase products from our customers. To date, only one major service provider, Verizon, has publicly announced its intention to use the MoCA standard for home networking in its FiOS deployment. We also primarily rely on two major service providers, EchoStar and DIRECTV, to deploy products using our DBS outdoor unit solutions. During the six months ended June 30, 2008 and the year ended December 31, 2007, products sold to our customers that were incorporated into products purchased by Verizon, EchoStar and DIRECTV accounted for substantially all of our revenues. If these service providers, or other service providers that elect to use our products, reduce or eliminate purchases of our customers’ products which incorporate our products, this would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on a limited number of service providers’ demand for products which incorporate our products.

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

Our success will depend to a substantial extent on the willingness of service providers, ODMs and OEMs to adopt the MoCA standard for multimedia content delivery. As of June 30, 2008, only one major service provider, Verizon, had publicly announced its intention to use the MoCA standard for home networking. Some service providers, ODMs and OEMs have adopted and others may adopt multimedia content delivery solutions that rely on technologies other than the MoCA standard or may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, MoCA-based solutions. It is critical to our success that additional service providers, including telecommunications carriers and cable operators, adopt the MoCA standard for home networking.

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

We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this expansion and growth, or if our business does not grow as we expect, we may not be able to realize a return on the resources we devote to expansion.*

We have experienced significant growth in a short period of time, including growth related to our acquisitions of RF Magic and Arabella in 2007, and our acquisition of certain specified assets of Vativ in April 2008. For example, we have increased our headcount from 83 full-time employees as of December 31, 2006 to 317 full-time employees as of June 30, 2008 (including employees which we added as part of our acquisitions of RF Magic, Arabella, and Vativ). We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of our product deployments. For example, in the first quarter of 2008, we moved into a larger facility for our operations in San Diego, California to accommodate our growth. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our success in managing our operations and growth will be dependent upon our ability to:

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

In addition, we have recorded significant amounts of goodwill and other intangible assets in connection with the acquisitions we completed in 2007 and 2008. The carrying amount of these long-lived assets could be reduced through impairment charges in future periods if events or changes in circumstances, including adverse industry conditions or a downturn in demand for our products, indicate that such amount is not recoverable. Any such impairment charge could have a material adverse impact on our results of operations.

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

Our product development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*

Our product development efforts require substantial research and development expense. Our research and development expense for the six months ended June 30, 2008 was $29.0 million and was $35.2 million, $11.6 million and $9.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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

We depend on a limited number of third parties to manufacture, assemble and test our products which reduces our control over key aspects of our products and their availability.*

We do not own or operate a manufacturing, assembly or test facility for our products. Rather, we outsource the manufacture, assembly and testing of our products to third party subcontractors including Taiwan Semiconductor Manufacturing Company, Jazz Technologies, Inc., United Microelectronics Corp., Amkor Technologies, Inc. and Giga Solution Tech. Co., Ltd. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality products on time. Our reliance on sole or limited suppliers involves several risks, including susceptibility to increased manufacturing costs if competition for foundry capacity intensifies and reduced control over the following:

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

Certain of our customers’ products and service providers’ services are subject to governmental regulation.*

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

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and management.*

We completed our IPO in December 2007. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Nasdaq Stock Market Rules, or Nasdaq rules. The requirements of these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and have also placed significant strain on our personnel, systems and resources, and are likely to continue to do so in the future. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business, operating results and financial condition.

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

Risks Related to International Operations

We expect a significant portion of our future revenues to come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Revenues outside of the United States comprised 99% of our total revenues for the six months ended June 30, 2008 and 98% for the year ended December 31, 2007. International business activities involve certain risks, including:

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

Prior to our IPO in December 2007, there was no public market for our common stock. We cannot predict the extent to which investor interest in our company will sustain an active trading market on the Nasdaq Global Market or any other stock market or how liquid any such market might become. An active public market for our common stock may not be sustained. If an active public market is not sustained, it may be difficult for an investor to sell his, her or its shares of our common stock at a price that is attractive to such investor, or at all.

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

Future sales of our common stock or the issuance of securities convertible into or exercisable for shares of our common stock may depress our stock price.*

Sales of a substantial number of shares of our common stock or the issuance of securities convertible into or exercisable for shares of our common stock could occur at any time. These sales or issuances, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2008, we had 68,913,513 outstanding shares of common stock. Of these shares, the 9,200,000 shares of common stock sold in our IPO are freely tradable without restriction or further registration, unless purchased by our affiliates. The remaining shares of common stock outstanding as of June 30, 2008 are eligible for sale in the public market, subject in some cases to various vesting agreements and the holding periods or other limitations on sale (including those applicable to our affiliates) of Rule 144 or Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. We have filed a registration statement covering the shares of common stock that are authorized for issuance under our 2007 Equity Incentive Plan, 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Purchase Plan that can be freely sold in the public market upon issuance to the extent permitted by the provisions of various vesting agreements and Rule 144 under the Securities Act.

Moreover, holders of a significant number of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These rights will terminate two years following the completion of our IPO, or for any particular holder with registration rights who holds less than one percent of our outstanding capital stock, at any time when all securities held by that stockholder that are subject to registration rights may be sold pursuant to Rule 144 under the Securities Act within a single 90 day period. If a large number of our shares of our common stock or securities convertible into our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*

As of June 30, 2008, our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned, in the aggregate, approximately 30% of our outstanding common stock. These stockholders may have interests that conflict with yours and, if acting together, have the ability to substantially influence or determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Our IPO was effected through a Registration Statement on Form S-1 (File No. 333-144899) that was declared effective by the SEC on December 6, 2007, which registered an aggregate of 9,200,000 shares of our common stock, including 1,200,000 shares of common stock owned by selling stockholders that the underwriters had the option to purchase to cover over-allotments. Our IPO resulted in gross offering proceeds to us of $48 million and net offering proceeds to us, after deducting underwriting discounts, commissions and issuance costs, of approximately $40.6 million.

As of June 30, 2008, we had invested $16.8 million of net proceeds from our IPO in money market mutual funds and short- and intermediate-term investment-grade instruments. Through June 30, 2008, we had used $14.7 million of the net proceeds to fund the incremental working capital requirements to grow our business and consolidate our two San Diego facilities into our current corporate headquarters, and $9.1 million to repay our outstanding debt, including accrued interest. In April 2008, we used approximately $5.9 million of the net proceeds to purchase certain specified assets of Vativ, $850,000 of which was contributed to and remains subject to an escrow fund which will be available to satisfy potential indemnity claims. The proceeds used to date were used to make direct payments to third parties who were not our officers or directors (or their associates), persons owning ten percent or more of any class of our equity securities, or any other affiliate (except that the proceeds used for salary expense included regular compensation expenses for officers). Redpoint Ventures and its affiliated venture funds owned approximately 22% of Vativ’s outstanding capital stock as of the date of acquisition. One of the members of our Board of Directors, John Walecka, is a general partner of Redpoint Ventures. Mr. Walecka did not participate in the negotiations or deliberations concerning this acquisition. In addition, our chief technology officer, Itzhak Gurantz, owned less than 0.1% of Vativ’s outstanding capital stock as of the date of acquisition. Dr. Gurantz also did not participate in the negotiations or deliberations concerning this acquisition. The purchase price for the acquired assets was arrived at based on arms’ length negotiations with Vativ’s management. The acquisition was unanimously approved by our Board of Directors, with Mr. Walecka abstaining from such vote.

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

Under the terms of our Loan and Security Agreement with SVB, we are not permitted to pay cash dividends without SVB’s prior consent. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

(c)	Issuer Purchases of Equity Securities

Pursuant to the terms of our 2001 Stock Option Plan, options may be exercised prior to vesting. Shares of common stock issued prior to vesting that remain unvested are subject to a repurchase option in our favor that lapses in accordance with the original vesting schedule for the option. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended June 30, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Value Paid by Company
April 1, 2008 through April 30, 2008	77,435	$0.6959	$53,886
May 1, 2008 through May 31, 2008	30,038	0.7246	21,766
June 1, 2008 through June 30, 2008	25,807	1.8255	47,110

Total	133,280		$122,762

(1)	All shares were originally purchased from us by directors, employees and consultants pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our 2001 Stock Option Plan and the related stock option agreements.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 14, 2008. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a Class I director of Entropic until the 2011 Annual Meeting of Stockholders and (ii) ratified the selection by the audit committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

We had 68,660,417 shares of common stock outstanding and entitled to vote as of the close of business on March 17, 2008, the record date for the Annual Meeting. At the Annual Meeting, 54,290,429 shares of common stock were present in person or represented by proxy for the two proposals indicated above. The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1: To elect three Class I directors to hold office until our 2011 Annual Meeting of Stockholders.

Director	Votes in Favor	Votes Withheld
Patrick Henry	52,884,642	1,405,787
Thomas Baruch	53,368,462	921,967
Amir Mashkoori	53,364,490	925,939

Our Class II directors, Kenneth Merchant and Umesh Padval, continue in office until our 2009 Annual Meeting of Stockholders. Our Class III directors, John Walecka and Rouzbeh Yassini, continue in office until our 2010 Annual Meeting of Stockholders.

Proposal 2: To ratify the selection by the audit committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

Votes in Favor	54,206,027
Votes Against	80,521
Abstentions	3,881

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Form of Common Stock Certificate of the Registrant.

4.3(3)	Third Amended and Restated Investor Rights Agreement dated June 30, 2007, as amended, by and among the Registrant and certain of its stockholders.

10.1(4)	Amendment to Loan and Security Agreement dated May 20, 2008 by and between the Registrant and Silicon Valley Bank.

10.2(5)	Consent and Amendment to Loan and Security Agreement dated April 3, 2008 by and between the Registrant and Silicon Valley Bank.

10.3(6)+	Employment offer letter dated June 5, 2007 by and between the Registrant and David Lyle.

10.4(6)+	Employment offer letter dated May 2, 2007 by and between the Registrant and Itzhak Gurantz.

10.5(6)+	Employment offer letter dated April 18, 2007 by and between the Registrant and Lance Bridges.

10.6(6)+	Amended and Restated Change of Control Agreement dated October 18, 2007 by and between the Registrant and David Lyle.

10.7(6)+	Amended and Restated Change of Control Agreement dated October 20, 2007 by and between the Registrant and Itzhak Gurantz.

10.8(6)+	Amended and Restated Change of Control Agreement dated October 20, 2007 by and between the Registrant and Lance Bridges.

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Principal Executive Officer and Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.

(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2008.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2008.

(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2008.

(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTROPIC COMMUNICATIONS, INC.

Dated: August 5, 2008	By:	/s/ David Lyle
David Lyle
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Form of Common Stock Certificate of the Registrant.

4.3(3)	Third Amended and Restated Investor Rights Agreement dated June 30, 2007, as amended, by and among the Registrant and certain of its stockholders.

10.1(4)	Amendment to Loan and Security Agreement dated May 20, 2008 by and between the Registrant and Silicon Valley Bank.

10.2(5)	Consent and Amendment to Loan and Security Agreement dated April 3, 2008 by and between the Registrant and Silicon Valley Bank.

10.3(6)+	Employment offer letter dated June 5, 2007 by and between the Registrant and David Lyle.

10.4(6)+	Employment offer letter dated May 2, 2007 by and between the Registrant and Itzhak Gurantz.

10.5(6)+	Employment offer letter dated April 18, 2007 by and between the Registrant and Lance Bridges.

10.6(6)+	Amended and Restated Change of Control Agreement dated October 18, 2007 by and between the Registrant and David Lyle.

10.7(6)+	Amended and Restated Change of Control Agreement dated October 20, 2007 by and between the Registrant and Itzhak Gurantz.

10.8(6)+	Amended and Restated Change of Control Agreement dated October 20, 2007 by and between the Registrant and Lance Bridges.

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Principal Executive Officer and Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.

(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2008.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2008.

(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2008.

(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2008.