Form 10-Q
period 2008-09-30
ENTROPIC COMMUNICATIONS INC
filed 2008-10-29
CIK 1227930

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of the close of business on October 24, 2008, 69,104,207 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

ENTROPIC COMMUNICATIONS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTROPIC COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$25,244	$51,475
Restricted cash	—	58
Marketable securities	6,860	2,965
Accounts receivable, net	19,691	24,489
Inventory	22,255	15,332
Prepaid expenses, deferred income taxes and other current assets	1,552	2,238

Total current assets	75,602	96,557
Property and equipment, net	12,224	8,952
Intangible assets, net	30,883	34,145
Goodwill	88,082	86,256
Other long-term assets	281	416

Total assets	$207,072	$226,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,680	$18,909
Accrued payroll and benefits	4,080	4,253
Deferred revenues	—	303
Current portion of line of credit and loans payable	—	2,860
Current portion of software licenses and capital lease obligations	60	384

Total current liabilities	16,820	26,709
Stock repurchase liability	982	1,765
Lines of credit and loans payable, less current portion	—	5,547
Other long-term liabilities	3,203	1,907
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	69	68
Additional paid-in capital	295,721	282,627
Accumulated deficit	(109,723)	(92,297)

Total stockholders’ equity	186,067	190,398

Total liabilities and stockholders’ equity	$207,072	$226,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTROPIC COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$31,678	$36,144	$116,502	$82,377
Cost of net revenues	17,308	21,999	64,014	54,491

Gross profit	14,370	14,145	52,488	27,886
Operating expenses:
Research and development	13,902	11,923	42,892	22,812
Sales and marketing	3,991	3,283	12,590	6,642
General and administrative	2,798	2,706	9,862	5,104
Write off of in-process research and development	—	—	1,300	21,400
Amortization of purchased intangibles	713	1,296	2,022	1,338
Restructuring charges	209	—	1,278	—

Total operating expenses	21,613	19,208	69,944	57,296

Loss from operations	(7,243)	(5,063)	(17,456)	(29,410)
Other income (expense), net	156	(1,583)	149	(2,070)

Loss before income taxes	(7,087)	(6,646)	(17,307)	(31,480)
Provision for income taxes	37	—	119	—

Net loss	(7,124)	(6,646)	(17,426)	(31,480)
Accretion of redeemable convertible preferred stock	—	(32)	—	(95)

Net loss attributable to common stockholders	$(7,124)	$(6,678)	$(17,426)	$(31,575)

Net loss per share attributable to common stockholders—basic and diluted	$(0.11)	$(0.53)	$(0.26)	$(3.89)

Weighted average number of shares used to compute loss per share attributable to common stockholders	67,669	12,506	67,378	8,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTROPIC COMMUNICATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(17,426)	$(31,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,375	1,130
Amortization of purchased intangible assets	6,442	2,578
Amortization of inventory step-up in acquisitions	—	2,062
Stock-based compensation to consultants	92	171
Stock-based compensation to employees	10,362	3,654
Interest expense attributable to amortization and early payoff of debt issuance costs	476	132
In-process research and development	1,300	21,400
Revaluation of preferred stock warrant liabilities	—	2,006
Impairment of assets related to restructuring charge	259	—
Loss on disposal of assets	8	—
Changes in operating assets and liabilities:
Restricted cash	58	—
Accounts receivable	4,800	(9,020)
Inventory	(6,909)	(3,206)
Prepaid expenses, deferred income taxes and other current assets	686	(501)
Other long-term assets	44	(1,553)
Accounts payable and accrued expenses	(6,412)	3,718
Accrued payroll and benefits	(309)	768
Deferred revenues	(303)	3
Other long-term liabilities	1,296	99

Net cash used in operating activities	(3,161)	(8,039)
Investing activities:
Purchases of property and equipment	(5,741)	(1,417)
Purchases of marketable securities	(17,144)	—
Sales/maturities of marketable securities	13,249	7,746
Net cash (used in) provided by acquisitions	(6,113)	4,205

Net cash (used in) provided by investing activities	(15,749)	10,534
Financing activities:
Principal payments on debt and capital lease obligations	(9,180)	(1,727)
Proceeds from line of credit obligations	—	3,000
Proceeds from issuance common stock net of repurchases and issuance costs	1,859	1,585

Net cash (used in) provided by financing activities	(7,321)	2,858

Net (decrease) increase in cash and cash equivalents	(26,231)	5,353
Cash and cash equivalents at beginning of period	51,475	5,928

Cash and cash equivalents at end of period	$25,244	$11,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTROPIC COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Revenue Recognition

The Company’s revenues are generated principally by sales of its semiconductor products. During the three and nine months ended September 30, 2008 and 2007 product revenues represented more than 99% of the Company’s total net revenues. The Company also generates service revenues from development contracts.

The majority of the Company’s sales occur through the efforts of its direct sales force. The remainder of the Company’s sales occurs through distributors. During the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, more than 99% of the Company’s sales occurred through the efforts of its direct sales force.

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

The Company records reductions to revenues for estimated product returns and pricing adjustments, such as competitive pricing programs, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and other factors known at the time. If actual returns differ significantly from the Company’s estimates, such differences could have a material impact on the Company’s results of operations for the period in which the actual returns become known. To date, changes in estimated returns have not been material to net revenues in any related period.

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

The Company acquired a development agreement in connection with its acquisition of RF Magic, Inc. (“RF Magic”) in June 2007 that provides the Company with royalties in exchange for an exclusive right to manufacture and sell certain products. The Company has determined that it is not able to reliably estimate the royalties earned in the period the sales occur. Thus, the Company records revenues based on cash receipts. The royalty revenues recorded during the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, were $533,000, $749,000, $2,296,000 and $749,000, respectively.

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

Goodwill and Intangible Assets

The Company records goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. The Company uses the discounted cash flow method to estimate the value of intangible assets acquired. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that the Company uses to manage its business and are based on available historical information and industry estimates and averages.

SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis, or more frequently if indicators of impairment exist, using fair value measurement techniques. SFAS 142 requires an interim goodwill impairment test if it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The Company operates with one reporting unit. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including the size and timing of deployments by the Company’s customers and related projections and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, stage of products in development, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables.

In the third quarter of 2008, the Company considered whether it would need to perform an interim assessment for impairment of its goodwill carrying value as of September 30, 2008 as a result of current market or other company-specific conditions, including, but not limited to:

•	the significant decline in the market value of the Company’s invested capital, including the market value of its common stock;

•	reduction of near-term forecasted revenue growth due to a slow-down in deployments of products that incorporate the Company’s chipsets by service providers; and

•	sustained operating losses.

In considering whether the occurrence of these market and company-specific conditions triggered the need for the Company to perform an interim assessment for impairment, the Company also considered other factors, including, but not limited to:

•	the Company’s belief that its net revenues for the three months ended September 30, 2008 relative to historical revenue levels are not indicative of a long-term trend of reduced revenue;

•

the Company’s continued expectation that in the future there will be additional operator deployments and significant increases in the sales volume of the Company’s products that incorporate the Multimedia over Coax Alliance (“MoCA”) standard;

•	the Company has not experienced significant underperformance relative to its historical operating results;

•	the Company is currently the only high-volume supplier of chipsets based on MoCA standard;

•	there have not been significant changes in the manner or use of the acquired assets or the strategy of the Company’s overall business;

•	there have not been significant negative industry trends for a sustained period of time;

•	there has not been a significant decline in the Company’s market capitalization relative to its net book value for a sustained period of time; and

•	recent volatility in the Company’s market capitalization appears to be at least partially attributable to the overall volatility in the U.S. stock market.

Based on the foregoing considerations and the authoritative guidance provided by SFAS 142, the Company believes that, notwithstanding the occurrence of certain market and company-specific conditions during the three months ended September 30, 2008, the Company has reasonable grounds to believe that these conditions are temporary in nature and have not made it more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount as of September 30, 2008. Accordingly, the Company has concluded that it is not necessary to conduct an interim impairment assessment of the fair value of its goodwill and other intangible assets as of September 30, 2008, but will perform its annual impairment assessment as scheduled during the fourth quarter of 2008.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of SFAS 161 is encouraged. SFAS 161 will only have an impact on the Company’s consolidated financial position and results of operations if it engages in any derivative or hedging activities after November 15, 2008.

2. Supplemental Financial Information

Fair Value of Financial Instruments

The Company holds certain financial assets, including cash equivalents and marketable securities that are required to be measured at fair value on a recurring basis. Cash equivalents include commercial paper and corporate bonds of high credit quality. Marketable securities were carried at amortized cost which approximated fair value.

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

The fair value of the Company’s financial assets subject to the disclosure requirements of SFAS 157 was determined using the following levels of inputs as of September 30, 2008 (in thousands):

	Fair Value Measurements as of September 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$24,512	$24,512	$—	$—
Marketable securities	6,860	6,860	—	—

Total	$31,372	$31,372	$—	$—

During the three and nine months ended September 30, 2008, no transfers were made into the Level 2 or Level 3 categories.

Inventory

The components of inventory were as follows (in thousands):

	As of September 30, 2008	As of December 31, 2007
Capitalized development contract costs	$—	$66
Work-in-process	13,967	8,379
Finished goods	8,288	6,887

Total	$22,255	$15,332

Property and Equipment

Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	As of September 30, 2008	As of December 31, 2007
Office and laboratory equipment	5	$6,650	$4,337
Computer equipment	3-5	2,025	1,541
Furniture and fixtures	6-7	1,571	407
Leasehold improvements	Lease term	4,874	287
Licensed software	1-3	2,401	2,284
Construction in progress		83	3,423

Property and equipment, gross		17,604	12,279
Less: accumulated depreciation		(5,380)	(3,327)

Property and equipment, net		$12,224	$8,952

Depreciation and amortization expense for the three months ended September 30, 2008 and 2007 and nine months ended September 30, 2008 and 2007 was $861,000, $489,000, $2,375,000 and $1,130,000, respectively.

Intangible Assets

Intangible assets were as follows (in thousands):

	As of September 30, 2008			As of December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	$28,860	$(7,257)	$21,603	$26,060	$(2,648)	$23,412
Customer relationships	10,920	(2,310)	8,610	10,800	(900)	9,900
Backlog	1,660	(1,573)	87	1,400	(1,400)	—
Trade name	1,000	(417)	583	1,000	(167)	833

Total	$42,440	$(11,557)	$30,883	$39,260	$(5,115)	$34,145

As of September 30, 2008, the estimated future amortization expenses of purchased intangible assets charged to cost of net revenues and operating expenses for the remainder of fiscal 2008 and periods thereafter are as follows (in thousands):

Years Ending December 31,	Cost of Net Revenues	Operating Expenses	Total
2008	$1,590	$713	$2,303
2009	6,360	2,415	8,775
2010	5,310	2,219	7,529
2011	4,960	2,052	7,012
2012	2,480	1,884	4,364
Thereafter	—	900	900

Total	$20,700	$10,183	$30,883

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

The acquired assets did not include Vativ’s cash, cash equivalents, investments or any portion of Vativ’s accounts receivable. The Company assumed certain liabilities of Vativ equal to approximately $318,000, including current accounts payable and accrued vacation liabilities for the former employees of Vativ hired by the Company. In addition, the Company committed to pay cash retention bonuses in the aggregate amount of $650,000 to employees hired from Vativ in connection with the acquisition earned over the first 90 days of employment. The retention bonuses were recorded as expense during the service period and were not included in the assumed liabilities. In July 2008, the Company paid $560,000 of these retention bonuses to the former Vativ employees and expects to pay the remaining $90,000 within the next six months.

The acquisition of Vativ has been accounted for by the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, and as such, the assets acquired and liabilities assumed have been recorded at fair value. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The Company determined the estimated fair values of in-process research and development, identifiable intangible assets and certain tangible assets of the acquisition based on information available at the time of the acquisition. Such valuations require significant estimates and assumptions including but not limited to: determining the timing and estimated costs to complete the in-process projects, estimating future cash flows and developing appropriate discount rates. The Company believes the fair values assigned to the assets acquired and liabilities assumed, respectively, are based on reasonable assumptions.

The following table summarizes the components of the purchase price (in thousands):

Cash	$5,906
Direct acquisition costs	207

Total	$6,113

The acquisition was funded from the Company’s cash and cash equivalents balances.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed in the acquisition (in thousands):

Current assets	$16
Property and equipment	109
Identifiable intangible assets	3,180
In-process research and development	1,300
Goodwill	1,826
Accounts payable and accrued liabilities	(318)

Total	$6,113

The goodwill recorded for the acquisition of Vativ is deductible for tax purposes over 15 years and will be assessed annually for impairment. Given that the Company has a full valuation allowance for its deferred tax assets, and given that the tax amortization for goodwill has an indefinite reversal period, the Company will be recording income tax expense for the tax impact of this amortization. The weighted average amortization period of the identifiable intangible assets acquired from Vativ is 1.2 years as of September 30, 2008.

The identifiable intangible assets acquired from Vativ and related amortizations are summarized below (in thousands, except for years):

Purchased Intangible Assets:	Purchase Price Allocation	Estimated Useful Life (in years)	Amortization for the Nine Months Ended September 30, 2008
Developed technology—amortization to cost of net revenues	$2,800	2	$700

Backlog	$260	0.75	$173
Customer relationships	120	1	60

Total	$380		$233

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

Pro Forma Statements of Operations

The following unaudited pro forma financial information reflects the consolidated results of operations as if the acquisition of Vativ had occurred on January 1, 2007 for the three and nine month periods ended September 30, 2007 and on January 1, 2008 for the three and nine month periods ended September 30, 2008. The unaudited pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the acquisition been completed at the beginning of the periods presented, and do not purport to represent what the Company’s consolidated results of operations might be for any future period (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net revenues	$31,678	$36,282	$116,676	$82,654

Net loss attributable to common stockholders	$(7,124)	$(8,857)	$(20,408)	$(39,672)

Net loss per share—basic and diluted	$(0.11)	$(0.71)	$(0.30)	$(4.89)

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

Accrued Warranty

The following table presents a rollforward of the Company’s product warranty liability, which is included within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets (in thousands):

As of September 30, 2008
Liability as of December 31, 2007	$926
Expirations	(359)
Accruals for warranties issued during the year	527
Warranty rate adjustment	(437)
Settlements made during the year	(137)

Liability as of September 30, 2008	$520

During the three months ended June 30, 2008, the Company revised its warranty accrual based on historical experience of claims resulting in a reduction of the warranty accrual for the three months and nine months ended September 30, 2008 of $0 and $437,000, respectively.

Accrued Management Bonuses

The Company maintains a discretionary management bonus plan. The potential bonus payments made under the plan are based significantly on the achievement of operational, financial and business development objectives for the calendar year. As of September 30, 2008, the Company believed the achievement of the performance targets for the management bonuses was no longer probable. During the three months ended September 30, 2008, the Company reversed $750,000 of compensation expense and related payroll taxes previously accrued for the plan. As of September 30, 2008, no amounts for management bonuses were accrued and no management bonus expense was recorded for the nine months ended September 30, 2008.

Restructuring Activity

In February 2008, the Company implemented a restructuring plan to exit the operating lease for its former corporate headquarters in San Diego, California. The original lease was effective through May 2010. No employees were terminated in connection with the restructuring plan. In May 2008, the Company entered into a Lease Termination Agreement with its landlord to terminate its operating lease resulting in the completion of its restructuring plan. The Company made cash payments in connection with the restructuring plan of approximately $815,000, including a non-recurring lease termination fee of $702,000.

In August 2008, the Company implemented another restructuring plan to improve its operating cost structure. The cost reduction initiative included a reduction-in-force that included terminating approximately 20 employees. The Company expects this restructuring plan to be completed by October 2008. The Company provided severance pay, medical and other related benefits to the employees terminated as a result of this restructuring plan.

The Company accounted for the restructuring plans in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result of the February 2008 restructuring plan, the Company recorded a $1,069,000 restructuring charge, including $820,000 that was accrued for the exited facility, and $259,000 related to the impairment of property and equipment and other long-term assets. As a result of the August 2008 restructuring plan, the Company recorded a $209,000 restructuring charge.

The following table presents a rollforward of the Company’s restructuring liability, which is included within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets (in thousands):

	Operating lease commitments	Impairment of property and equipment	Impairment of other long- term assets	Employee Separation Expenses	Total
Liability as of December 31, 2007	$—	$—	$—	$—	$—
Additions	820	195	64	209	1,288
Non-cash charges	—	(195)	(64)	—	(259)
Cash payments	(815)	—	—	(115)	(930)
Restructuring charge adjustment	(5)	—	—	—	(5)

Liability as of September 30, 2008	$—	$—	$—	$94	$94

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

In May 2008, the Company entered into an Amendment to Loan and Security Agreement with SVB to further amend its credit facility to provide the Company the option, until April 2009, to increase the maximum amount of credit available under the facility from $10,000,000 to $15,000,000 upon payment of a commitment fee of up to $15,000. If the Company elects to exercise its option, the Company will be subject to a loan covenant to maintain a tangible net worth of at least $50,000,000 on a consolidated basis. No amounts were outstanding under the credit agreement as of September 30, 2008.

Deferred Rent

The Company recognized rent expense on a straight-line basis over the lease term as defined in SFAS No. 13, Accounting for Leases. In addition, the Company recorded landlord allowances for tenant improvements as deferred rent, in accordance with FASB Technical Bulletin No. 88-1, Issues Related to Accounting for Leases. The deferred rent is amortized over the lease term as a reduction of rent expense. As of September 30, 2008 and December 31, 2007, there was $2,569,000 and $1,301,000, respectively, of unamortized deferred rent recorded as a component of other long-term liabilities.

Purchase Commitments

The Company had firm purchase order commitments for the acquisition of inventory as of September 30, 2008 and December 31, 2007 of $8,651,000 and $11,910,000, respectively.

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

Stock-based compensation expense recognized in the Company’s statement of operations for the three and nine months ended September 30, 2008 and 2007 included compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. For options and awards granted during the three and nine months ended September 30, 2008 and 2007, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the statement of operations for the three and nine months ended September 30, 2008 and 2007 has been reduced for estimated forfeitures of options that are subject to vesting. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The following assumptions are used to value options and awards granted under the Company’s equity incentive plans for the three and nine months ended September 30, 2008 and 2007:

	Employee stock options				Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Expected life (years)	6.1	6.0	6.0 - 6.1	6.0	0.52 - 1.01	—	0.01 - 1.01	—
Risk-free interest rate	3.6%	4.5 - 5.0%	3.2 - 4.0%	4.5 - 5.0%	1.74 - 1.98%	—	0.8 - 1.98%	—
Expected volatility	68%	73%	68%	73%	77%	—	77%	—
Expected dividend yield	—	—	—	—	—	—	—	—

The weighted average fair value of options granted for the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007 was approximately $1.47, $7.03, $2.71 and $6.05, respectively.

The following table shows total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales	$63	$85	$173	$88
Research and development	1,834	1,477	5,421	1,927
Sales and marketing	647	475	1,881	685
General and administrative	914	917	2,979	1,125

Total	$3,458	$2,954	$10,454	$3,825

For the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense for non-employees totaling $8,000, $113,000, $92,000 and $171,000, respectively. For the three and nine months ended September 30, 2008, the Company recorded stock-based compensation expense for the ESPP totaling $378,000 and $799,000, respectively. The Company held its first offering under the ESPP in December 2007; therefore, no stock-based compensation expense for the ESPP was recorded for the three or nine months ended September 30, 2007.

In January 2008, the President and Chief Operating Officer of the Company resigned. In connection with his resignation, the Company accelerated vesting of approximately 114,000 shares subject to stock options held by this former employee. The modification resulted in approximately $575,000 of additional stock compensation expense in the three months ended March 31, 2008.

As of September 30, 2008 and December 31, 2007, the Company estimates there were $30,513,000 and $32,999,000, respectively, in total unrecognized compensation costs related to unvested employee stock option agreements, which are expected to be recognized over a weighted-average period of 2.9 and 2.8 years, respectively. As of September 30, 2008, the Company estimates there were $419,000 of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a weighted-average period of 0.5 years.

Stock Options and Awards Activity

The following is a summary of option activity for the Company’s equity incentive plans (excluding options to purchase up to 162,000 shares of the Company’s common stock subject to put and call agreements for certain RF Magic options) for the nine months ended September 30, 2008:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2007	6,738	$1.29	8.6	$40,458
Granted	3,492	4.32
Exercised	(432)	0.68
Forfeitures and cancellations	(999)	2.39

Outstanding as of September 30, 2008	8,799	2.39	8.0	$7,190

During the three months ended June 30, 2008, the Company granted a total of 84,000 restricted stock units with a vesting period of 12 months and a weighted average grant date fair value of $3.92 per share. No restricted stock units were granted in the three months ended September 30, 2008.

In April 2008, approximately 165,000 shares of the Company’s common stock were purchased through the ESPP which resulted in proceeds of $602,000 to the Company.

During the three and nine months ended September 30, 2008, 20,000 shares of the Company’s common stock were issued in connection with the exercise of RF Magic options subject to put and call agreements.

As of September 30, 2008, the Company had 6,949,000 authorized shares available for future issuance under all of its equity incentive plans.

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

The effective tax rate for the three and nine months ended September 30, 2008 was (0.5)% and (0.7)%, respectively, compared to 0% for each of the three and nine months ended September 30, 2007. The effective tax rates for the three and nine months ended September 30, 2008 are expressed as negative rates because the Company recorded tax expense while in a loss position for both periods. There were no discrete items recorded in the nine months ended September 30, 2008. The tax expense related to foreign taxes during the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007 were $(20,000), $17,000, $61,000 and $17,000, respectively.

FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

On January 1, 2007, the Company adopted the provisions of FIN 48. Included in the unrecognized tax benefits of $7,054,000 as of December 31, 2007 were $3,075,000 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate net of any related valuation allowance recorded. The remainder of the unrecognized tax benefits in the amount of $3,979,000 will reduce goodwill. No adjustments have been made during the nine months ended September 30, 2008 for any uncertain tax positions and the Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2008 or December 31, 2007.

The Company files federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The Company is not currently under audit and has not been notified of any impending examinations by any tax jurisdiction.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(7,124)	$(6,646)	$(17,426)	$(31,480)
Accretion of redeemable convertible preferred stock	—	(32)	—	(95)

Net loss attributable to common stockholders—basic and diluted	$(7,124)	$(6,678)	$(17,426)	$(31,575)

Denominator:
Weighted average number of common shares outstanding	68,943	14,529	68,735	9,837
Less: Restricted stock	(1,274)	(2,023)	(1,357)	(1,724)

Weighted average number of shares used in computing net loss per common share—basic and diluted	67,669	12,506	67,378	8,113

Net loss per share—basic and diluted
Net loss	$(0.11)	$(0.53)	$(0.26)	$(3.88)
Accretion of redeemable convertible preferred stock	—	—	—	(0.01)

Net loss attributable to common stockholders—basic and diluted	$(0.11)	$(0.53)	$(0.26)	$(3.89)

As of September 30, 2008 and 2007, the Company had securities outstanding which could potentially dilute basic loss per share in the future, but which were excluded from the computation of diluted net loss per share in the periods presented as their effect would have been anti-dilutive. Potentially dilutive outstanding securities consist of the following (in thousands):

	As of September 30,
	2008	2007
Stock options outstanding	8,799	6,942
Stock reserved for issuance under put and call option agreements	162	182
Restricted stock	1,095	2,073
Preferred stock warrants	—	648
Common stock warrants	—	283
Redeemable convertible preferred stock	—	44,897

Total	10,056	55,025

5. Supplemental Disclosure of Cash Flow and Non-Cash Activity

Cash Flow

The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2008	2007
Cash paid for interest	$220	$332

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Nine Months Ended September 30,
	2008	2007
Accretion of redeemable convertible preferred stock	$—	$95
Issuance of preferred stock warrants in connection with debt financing	—	523
Issuance of common stock in connection with acquisition of Arabella Software, Ltd.	—	2,466
Issuance of redeemable convertible preferred stock and common stock in connection with acquisition of RF Magic	—	140,988
Issuance of common stock warrants and preferred stock warrants in connection with acquisition of RF Magic	—	9,566
Assets acquired in connection with acquisition of Vativ, net of liabilities assumed	4,287	—
Vesting of early exercised stock options	783	966

6. Significant Customer and Geographic Information

Customers

Based on direct shipments, customers that represented 10% or more of total net revenues or accounts receivable were as follows:

	Revenues				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,
	2008	2007	2008	2007	2008	2007
Actiontec Electronics, Inc.	18%	22%	21%	28%	26%	16%
Jabil Circuit (Wuxi) Co., Ltd.	13	13	*	14	15	14
Motorola, Inc.	28	42	39	46	18	50
Westell, Inc.	13	*	*	*	*	*
Wistron NeWeb Corporation	*	*	*	*	11	*

*	Customer accounted for less than 10% for the period indicated

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues as a percentage of total net revenues by geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Asia	93%	95%	95%	97%
Europe	2	3	3	2
United States of America	5	1	2	1
Other North America	*	1	*	*

	100%	100%	100%	100%

*	Region accounted for less than 1% of total net revenues for the period indicated

7. Subsequent Events

In October 2008, the Company granted options to purchase 1,772,000 shares of its common stock under its 2007 Equity Incentive Plan to its non-executive employees at a weighted average exercise price of $1.44 per share.

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

In December 2004, we introduced and commenced commercial shipments of our home networking products. In the first quarter of 2006, we began commercially shipping our broadband access solutions. In May 2007, we acquired Arabella Software Ltd., or Arabella, a developer of embedded software. In June 2007, we acquired RF Magic Inc., or RF Magic, a provider of digital broadcast satellite outdoor unit and silicon television tuner solutions. In April 2008, we acquired certain specified assets of Vativ Technologies, Inc., or Vativ, including Vativ’s intellectual property rights, existing product lines, inventory and equipment. Since inception, we have invested heavily in product development and have not yet achieved profitability on a quarterly or annual basis. Our revenues have grown from $3.7 million in 2005 to $41.5 million in 2006 to $122.5 million in 2007, driven primarily by demand for our home networking products. Our revenues have increased from $82.4 million during the nine months ended September 30, 2007 to $116.5 million during the nine months ended September 30, 2008, driven primarily by demand for our home networking products and, to a lesser extent, from sales resulting from the RF Magic acquisition. As of September 30, 2008, we had an accumulated deficit of $109.7 million.

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

In the nine months ended September 30, 2008, Motorola, Inc., or Motorola, and Actiontec Electronics, Inc., or Actiontec, accounted for 39% and 21%, respectively, of our net revenues. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

In the nine months ended September 30, 2008, 95% of our revenues were derived from Asia, 3% were derived from Europe, and 2% was derived from the United States and other North American countries. In the nine months ended September 30, 2007, 97% of our revenues were derived from Asia, 2% was derived from Europe, and 1% was derived from the United States and other North American countries. Many of our ODM and OEM customers in Asia incorporate our chipsets into products that they sell to U.S.-based service providers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Consolidated Statements of Operations Data:
Net revenues	100%	100%	100%	100%
Cost of net revenues	55	61	55	66

Gross profit	45	39	45	34
Operating expenses:
Research and development	43	33	37	28
Sales and marketing	13	9	11	8
General and administrative	9	7	8	6
Write off of in-process research and development	—	—	1	26
Amortization of purchased intangible assets	2	4	2	2
Restructuring charge	1	—	1	—

Total operating expenses	68	53	60	70

Loss from operations	(23)	(14)	(15)	(36)
Other income (expense), net	1	(4)	—	(2)
Provision for income taxes	—	—	—	—

Net loss attributable to common stockholders	(22)%	(18)%	(15)%	(38)%

Comparison of Three and Nine Months Ended September 30, 2008 and 2007

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Net revenues	$31,678	$36,144	(12)%	$116,502	$82,377	41%

The decrease in net revenues for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was driven primarily by softness in demand for our home networking products.

The increase in net revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was driven primarily by demand for our home networking products and from sales of digital broadcast satellite, or DBS, outdoor unit chips resulting from the RF Magic acquisition.

Gross Profit/Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Gross profit	$14,370	$14,145	2%	$52,488	$27,886	88%
% of net revenues	45%	39%		45%	34%

Although gross profit increased by $0.2 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, the increase was primarily due to a $2.1 million inventory step-up charge related to the acquisition of RF Magic that lowered our gross profit for the three months ended September 30, 2007. Absent the effect of the inventory step-up charge, the gross profit for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, decreased by $1.9 million primarily as a result of lower revenue from softness of demand for our home networking products.

Gross profit increased by $24.6 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was primarily due to higher revenues from our home networking chipsets and the addition of revenues as a result of our acquisition of RF Magic.

The increase in gross profit as a percentage of revenue for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to the $2.1 million of inventory step-up charge included in the cost of net revenues for three months ended September 30, 2007.

The increase in gross profit as a percentage of revenue for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to a decrease in the unit costs of our home networking chipsets principally as a result of more favorable manufacturing costs and from the contribution to gross margin from the sales of our DBS outdoor unit products as a result of our acquisition of RF Magic.

Additionally, as a result of our acquisitions, which we accounted for by using the purchase method of accounting as required by Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, cost of net revenues included amortization of developed technology in the amounts of $1.6 million and $4.4 million for the three and nine months ended September 30, 2008, respectively, and $1.2 million for each of the three and nine month periods ended September 30, 2007.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Research and development	$13,902	$11,923	17%	$42,892	$22,812	88%
% of net revenues	43%	33%		37%	28%

The increase in research and development expenses during the three months ended September 30, 2008, compared to the three months ended September 30, 2007, was primarily due to increased personnel costs of $1.9 million (of which $0.4 million was due to stock-based compensation) which included approximately $2.3 million related to a 24% increase in the number of employees engaged in research and development activities at the end of the periods and was offset by a reduction of $0.4 million in accrued management bonuses, which was primarily due to the improbable achievement of annual performance targets under the management bonus plan during the three months ended September 30, 2008. The increase in research and development personnel primarily resulted from normal hiring to support the growth of our business and the addition of employees in connection with the Vativ acquisition in April 2008. The remainder of the increase was primarily due to increases in overhead allocations of $0.2 million, mainly due to higher facility related costs, and depreciation of $0.2 million, offset by a decrease in development tools and licensing of $0.5 million, which was primarily due to the timing of these expenditures.

The increase in research and development expenses during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was primarily due to increased personnel costs of $15.2 million (of which $3.6 million was due to stock-based compensation) which included approximately $14.5 million primarily due to a 24% increase in the number of employees engaged in research and development activities at the end of the periods, and 0.6 million due to the Vativ bonuses. The increase in research and development personnel primarily resulted from the addition of employees in connection with the RF Magic acquisition in June 2007, and to a lesser extent, from normal hiring to support the growth of our business and the addition of employees in connection with the Vativ acquisition in April 2008. The remainder of the increase was primarily due to increases in overhead allocations of $2.8 million, mainly due to higher facility related costs, development tools and licensing expenditures of $0.8 million, and depreciation of $0.8 million, primarily due to increased activities related to customer-driven projects.

Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Sales and marketing	$3,991	$3,283	22%	$12,590	$6,642	90%
% of net revenues	13%	9%		11%	8%

The increase in sales and marketing expenses for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, included increased personnel costs of $0.2 million (of which $0.2 million was due to stock-based compensation) which included approximately $0.5 million primarily related to a 17% increase in the number of employees engaged in sales and marketing activities at the end of the periods and was offset by a reduction of $0.3 million in accrued management bonuses, which was primarily due to the improbable achievement of annual performance targets under the management bonus plan during the three months ended September 30, 2008. The increase in sales and marketing personnel resulted from normal hiring to support the growth of our business. The remainder of the increase, including increases in overhead allocations of $0.2 million and travel costs of $0.2 million, was primarily due to a general increase in business activities.

The increase in sales and marketing expenses for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, included increased personnel costs of $4.0 million (of which $1.3 million was due to stock-based compensation), which included approximately $4.2 million primarily related to a 17% increase in the number of employees engaged in sales and marketing activities at the end of the periods, and $0.1 million due to the Vativ bonuses, and was offset by a reduction of $0.3 million in accrued management bonuses, which was primarily due to the improbable achievement of annual performance targets under the management bonus plan during the three months ended September 30, 2008. The increase in sales and marketing personnel primarily resulted from the addition of employees in connection with the RF Magic acquisition in June 2007, and to a lesser extent, from normal hiring to support the growth of our business and the addition of employees in connection with the Vativ acquisition in April 2008. The remainder of the increase, including increases in overhead allocations of $0.9 million and travel costs of $0.5 million, was primarily due to a general increase in business activities.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
General and administrative	$2,798	$2,706	3%	$9,8624	$5,104	93%
% of net revenues	9%	7%		8%	6%

The $0.1 million increase in general and administrative expenses for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, included decreased personnel costs of $0.1 million, which was primarily related to the improbable achievement of annual performance targets under the management bonus plan during the three months ended September 30, 2008, and increases of $0.2 million in other costs primarily due to being a public reporting company.

The increase in general and administrative expenses for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was partly due to increased personnel costs of $2.6 million (of which $1.9 million was due to stock-based compensation), which included approximately $3.1 million primarily related to a 15% increase in the number of employees engaged in general and administrative activities at the end of the periods and was offset by a reduction of $0.4 million in management bonuses, which was primarily due to the improbable achievement of annual performance targets under the management bonus plan during the three months ended September 30, 2008. The increase in general and administrative personnel primarily resulted from the addition of employees in connection with the RF Magic acquisition in June 2007, and to a lesser extent, from normal hiring to support the growth of our business and the addition of employees in connection with the Vativ acquisition in April 2008. The remainder of the increases, including increases in outside services of $0.6 million, legal fees of $0.6 million and overhead allocations of $0.4 million, was primarily due to being a public reporting company and a general increase in business activities.

Write Off of In-Process Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Write off of in-process research and development	$—	$—	—%	$1,300	$21,400	(94)%
% of net revenues	—%	—%		1%	26%

During the nine months ended September 30, 2008, as a result of the Vativ acquisition in April 2008, we incurred a write off of in-process research and development, or IPR&D, related to Vativ’s High Definition Multimedia Interface, or HDMI, switch product. During the nine months ended September 30, 2007, as a result of the RF Magic acquisition in June 2007, we incurred a write off of IPR&D related to RF Magic’s channel stacking switch products.

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

Amortization of Purchased Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Amortization of purchased intangible assets	$713	$1,296	(45)%	$2,022	$1,338	51%
% of net revenues	2%	4%		2%	2%

During the three months ended September 30, 2008, compared to the three months ended September 30, 2007, amortization of purchased intangible assets decreased $0.6 million due to amortization of backlog purchased intangibles of $0 and $0.7 million for the three months ended September 30, 2008 and 2007, respectively, related to the acquisition of RF Magic in June 2007. This decrease of $0.7 million during the three months ended September 30, 2008 was offset by $0.1 million of amortization of purchased intangibles related to the acquisition of Vativ in April 2008.

During the nine months ended September 30, 2008, as compared to the same period in 2007, we incurred an increase in amortization of purchased intangibles as a result of the RF Magic acquisition in June 2007, and the acquisition of Vativ in April 2008.

Restructuring Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Restructuring charges	$209	$—	100%	$1,278	$—	100%
% of net revenues	1%	—%		1%	—%

During the three months ended September 30, 2008, we recorded a $0.2 million restructuring charge related to the reduction-in-force of approximately 20 employees in August 2008.

In addition to the $0.2 million reduction-in-force restructuring charge during the nine months ended September 30, 2008, we also recorded a $1.1 million restructuring charge related to the relocation of our headquarters into a 90,000 square foot facility in San Diego, California. This restructuring charge consisted of approximately $0.8 million of lease termination costs and approximately $0.3 million for the impairment of property and equipment and other long-term assets.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $25.2 million and marketable securities of $6.9 million.

We have entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, under which we have access to a credit line that is secured against substantially all of our tangible and intangible assets, excluding intellectual property. Under the terms of our Loan and Security Agreement we may borrow up to $10.0 million under our credit line. We also have the option until April 2009 to increase our credit limit to $15.0 million upon payment of a commitment fee of up to $15,000 and our satisfaction of certain specified conditions. If we elect to increase the line, we will be subject to a loan covenant to maintain a tangible net worth of at least $50.0 million. The amount available under our credit line may be decreased by certain commitments, such as the $1.2 million standby letter of credit that secures our performance under our headquarters facilities lease. The interest on amounts drawn down under the credit line is payable on a monthly basis at an annual interest rate equal to the prime rate plus 0.5% if we maintain a liquidity ratio of at least 1.75 to 1, or the prime rate plus 2.0% if we maintain a liquidity ratio of less than 1.75 to 1. As of September 30, 2008, we had not borrowed any money from our credit line in 2008. As of September 30, 2008, $8.6 million was available to us under our $10.0 million credit line and no amount was outstanding under our credit line.

The following table shows our cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net cash used in operating activities	$(3,161)	$(8,039)
Net cash (used in) provided by investing activities	(15,749)	10,534
Net cash (used in) provided by financing activities	(7,321)	2,858

Total (decrease) increase in cash and cash equivalents	$(26,231)	$5,353

Cash Flows from Operating Activities

Net cash used in operating activities was $3.2 million for the nine months ended September 30, 2008, primarily resulting from a net loss of $17.4 million, a $6.9 million increase in inventory primarily due to our inventory build in preparation for the ramp of our channel stacking switch product into the DIRECTV deployment, as well as from softness in demand for our MoCA products mainly related to our Verizon FiOS deployment, and a $6.4 million decrease in accounts payable primarily due to lower inventory purchases, offset by stock-based compensation of $10.5 million, depreciation and amortization of $8.8 million, mostly due to the RF Magic acquisition and a decrease in accounts receivable of $4.8 million, primarily driven by lower sales. These changes were also partially offset by a $1.3 million increase in other long-term liabilities related to deferred rent for our new corporate headquarters in San Diego, California, a $1.3 million increase for the non-cash IPR&D charge resulting from our acquisition of Vativ, and a $0.7 million decrease in prepaid liabilities and other current assets resulting from prepaid liabilities amortized during 2008.

Net cash used in operating activities was $8.0 million for the nine months ended September 30, 2007, primarily consisting of a net loss of $31.5 million, an increase of $9.0 million in accounts receivable primarily driven by higher sales and an increase of $3.2 million in inventory primarily driven by higher expected sales. This was offset by the write off of in-process research and development of $21.4 million, stock-based compensation of $3.8 million and an increase in accounts payable of $3.7 million. The remaining changes in operating cash flows primarily reflect amortization of purchased intangible assets and inventory step-up resulting from acquisitions, depreciation and amortization, and revaluation of preferred stock warrant liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $15.7 million for the nine months ended September 30, 2008, consisting of $6.1 million of cash used in the acquisition of Vativ in April 2008, purchases of property and equipment of $5.7 million primarily consisting of tenant improvements and equipment for our newly leased facilities in San Diego, California, and net purchases of short-term investments of $3.9 million.

Net cash provided by investing activities was $10.5 million for the nine months ended September 30, 2007, from sales and maturities of short-term investments of $7.7 million to support general business growth and net cash provided by acquisitions of $4.2 million primarily from the acquisition of RF Magic in June 2007 and offset by purchases of property and equipment of $1.4 million to support product development and general growth.

Cash Flows from Financing Activities

Net cash used in financing activities was $7.3 million for the nine months ended September 30, 2008, primarily driven by the payoff of outstanding debt in the amount of $8.9 million. This amount was offset by cash provided by the net proceeds from warrant exercises and common stock purchases, primarily pursuant to our 2007 Employee Stock Purchase Plan.

Net cash provided by financing activities was $2.9 million for the nine months ended September 30, 2007, consisting of $2.0 million from net credit line obligation increases and stock option exercises of $1.6 million, and offset by principal payments of software licenses and capital lease obligations of $0.6 million.

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

We believe that our cash, cash equivalents and marketable securities of $32.1 million, together with the $8.6 million available to us under our credit line as of September 30, 2008, and taking into account our ability to increase the maximum amount of credit available to us under our credit line by an additional $5.0 million, will be sufficient to fund our projected operating requirements for at least the next 12 months. We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2008 (in thousands):

	Years Ending December 31,
	Remaining 2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$2,642	$6,062	$5,249	$2,931	$2,441	$4,796	$24,121
Capitalized software licenses	60	—	—	—	—	—	60
Inventory and related purchase obligations	8,651	—	—	—	—	—	8,651

Total	$11,353	$6,062	$5,249	$2,931	$2,441	$4,796	$32,832

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of September 30, 2008, we have not recorded any indemnity obligations.

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

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our interim condensed consolidated financial statements.

Intangible Assets and Goodwill

We record goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. We use the discounted cash flow method to estimate the value of intangible assets acquired. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis, or more frequently if indicators of impairment exist, using fair value measurement techniques. SFAS 142 requires an interim goodwill impairment test if it is more likely than not that the fair value of a reporting unit is less than the carrying amount. We operate with one reporting unit. The goodwill impairment test compares the implied fair value of our reporting unit’s goodwill with the carrying amount of that goodwill to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including the size and timing of deployments by our customers and related projections and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, stage of products in development, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges.

In the third quarter of 2008, we considered whether we would need to perform an interim assessment for impairment of our goodwill carrying value as of September 30, 2008 as a result of current market or other company-specific conditions, including, but not limited to:

•	the significant decline in the market value of our invested capital, including the market value of our common stock;

•	reduction of near-term forecasted revenue growth due to a slow-down in deployments of products that incorporate our chipsets by service providers; and

•	sustained operating losses.

In considering whether the occurrence of these market and company-specific conditions triggered the need for us to perform an interim assessment for impairment, we also considered other factors, including, but not limited to:

•	our belief that our net revenues for the three months ended September 30, 2008 relative to historical revenue levels are not indicative of a long-term trend of reduced revenue;

•	our continued expectation that in the future there will be additional operator deployments and significant increases in the sales volume of our products that incorporate the MoCA standard;

•	we are currently the only high-volume supplier of chipsets based on the MoCA standard;

•	there have not been significant changes in the manner or use of the acquired assets or the strategy of our overall business;

•	there have not been significant negative industry trends for a sustained period of time;

•	there has not been a significant decline in our market capitalization relative to our net book value for a sustained period of time; and

•	recent volatility in our market capitalization appears to be at least partially attributable to the overall volatility in the U.S. stock market.

Based on the foregoing considerations and the authoritative guidance provided by SFAS 142, we believe that notwithstanding the occurrence of certain market and company-specific conditions during the three months ended September 30, 2008, we have reasonable grounds to believe that these conditions are temporary in nature and have not made it more likely than not that the fair value of our reporting unit is less than its carrying amount as of September 30, 2008. Accordingly, we have concluded that it is not necessary to conduct an interim impairment assessment of the fair value of our goodwill and other intangible assets as of September 30, 2008, but will perform our annual impairment assessment as scheduled during the fourth quarter of 2008.

Revenue Recognition

Our revenues are generated principally by sales of our semiconductor products. We account for revenues in accordance with SEC Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition. We recognize product revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue until all customer acceptance requirements have been met, when applicable.

A portion of our sales are made through distributors, agents, or customers acting as agents under agreements allowing for pricing credits and/or rights of return. Product revenues on sales made through these distributors are not recognized until the distributors ship the product to their customers.

We record reductions to revenues for estimated product returns and pricing adjustments, such as competitive pricing programs, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and other factors known at the time. If actual returns differ significantly from our estimates, such differences could have a material impact on our results of operations for the period in which the actual returns become known. To date, changes in estimated returns have not been material to net revenues in any related period.

We have entered into an inventory “hubbing” arrangement with a key customer. Pursuant to this arrangement, we deliver products to the designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer removes our products from the third party warehouse to incorporate into its own products.

We derive revenues from development contracts that involve new and unproven technologies. Revenues under these contracts are deferred until customer acceptance is obtained, and other contract-specific terms have been completed in accordance with the completed contract method of American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Provisions for losses related to development contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. The costs associated with development contracts are included in cost of service revenue. We defer the cost of services provided under our development contracts.

We acquired a development agreement in connection with our acquisition of RF Magic in June 2007 that provides us with royalties in exchange for an exclusive right to manufacture and sell certain products. We have determined that we are not able to reliably estimate the royalties earned in the period the sales occur. Thus, we record revenues based on cash receipts.

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

Rebates

We account for rebates in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, at the time of the sale accrue 100% of the potential rebate as a reduction to revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid.

Warranty Accrual

Our products are subject to warranty periods of one year or more. We provide for the estimated future costs of replacement upon shipment of the product as cost of net revenues. The warranty accrual is based on management’s best estimate of expected costs associated with product failure and historical product failures.

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

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

We also follow Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, or FIN 48, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, including the provisions of SAB No. 107 and SAB No. 110. Under SFAS 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We have not granted awards with vesting subject to market conditions. We adopted the provisions of SFAS 123R using the prospective transition method. Accordingly, prior periods have not been revised for comparative purposes.

The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date, January 1, 2006, which are subsequently modified or canceled. Prior to the adoption of SFAS 123R, we used the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, related interpretations, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for employee stock options and recorded compensation cost for options granted at exercise prices that were less than the market value of the Company’s common stock at the date of grant. Pursuant to SFAS 123R, as we utilized the minimum value method through December 31, 2005, we will continue to recognize compensation expense relating to unvested awards as of the date of adoption using APB 25, which is the same accounting principle originally applied to those awards.

The stock-based compensation for our 2007 Employee Stock Purchase Plan was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin No. 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option, as amended by SFAS 123R.

We account for stock-based compensation awards granted to non-employees in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18. Under EITF 96-18, we determine the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Due to the adoption of SFAS 123R, we recognize excess tax benefits associated with stock-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to stock-based compensation have been realized, we follow the “with and without” approach excluding any indirect effects to be realized until after the utilization of all other tax benefits available to us.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of SFAS 161 is encouraged. SFAS 161 will only have an impact on our consolidated financial position and results of operations if we engage in any derivative or hedging activities after November 15, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2008, the carrying value of our cash and cash equivalents approximated fair value. A change in market interest rates of 1.0% annualized would have impacted our net income from these investments by approximately $0.2 million for the nine months ended September 30, 2008.

Marketable Securities Risk

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

Our investment policy for marketable securities requires that all securities mature in two years or less, with a weighted average maturity of no longer than 12 months. As of September 30, 2008, the carrying value of $31.4 million approximated the fair value of these securities. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates and is affected by the credit condition of the U.S. financial sector. Absent the unprecedented turmoil and upheaval in the U.S. financial sector, given the short-term maturities of our marketable securities, we do not believe these instruments to be subject to significant market or interest rate risk. However, the current unstable credit environment of the U.S. financial sector may lead us to incur significant realized, unrealized or impairment losses associated with our investments.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

Item 4T.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, prior to filing this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have a history of losses and may not achieve or sustain profitability in the future.*

We have never been profitable on an annual basis or in any fiscal quarter. We incurred net losses attributable to common stockholders of $7.1 million and $17.4 million for the three and nine month periods ended September 30, 2008, respectively, and $32.0 million, $7.1 million and $12.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of September 30, 2008, we had an accumulated deficit of $109.7 million. Accordingly, there can be no assurance if or when we may achieve profitability. Though our revenues increased from approximately $41.5 million for the year ended December 31, 2006 to $122.5 million for the year ended December 31, 2007, a portion of that growth was attributable to businesses we acquired during the year, and we may not achieve similar growth in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Moreover, we expect to make significant expenditures related to the development of our products and the expansion of our business, including research and development, sales and marketing and general and administrative expenses. As a public company, we also incur significant legal, accounting and other expenses that we did not incur as a private company. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures and unforeseen difficulties or costs associated with the integration of acquired assets or businesses. As a result of these expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. If we are unable to achieve adequate revenue growth, we may not achieve or sustain profitability and our stock price could decline.

We face intense competition and expect competition to increase in the future, with many of our competitors being larger, more established and better capitalized than us.*

The markets for our products are extremely competitive and have been characterized by rapid technological change, evolving industry standards, rapid changes in customer requirements, short product life cycles and frequent introduction of next generation and new products. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced gross profit as a percentage of revenues, or gross margins, increased sales and marketing expenses, and failure to increase or the loss of market share or expected market share. Semiconductor products in particular have a history of declining prices driven by customer insistence on lower prices as the cost of production is reduced and as demand falls when competitive products or newer, more advanced products are introduced. If market prices decrease faster than product costs, our gross margins and operating margins would be adversely affected. Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we expect to face future competition in the sale of MoCA-compliant chipsets. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge that could acquire significant market share. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop products or technologies that cause our products and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.

Currently, we face competition from a number of established companies that offer products based on competing technologies, such as DOCSIS, versions of xDSL, Ethernet, HomePNA, HomePlug AV, Wi-Fi, WiMedia, which is based on UWB technology, and WiMAX. Many of our competitors and potential competitors are substantially larger and have longer operating histories, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than us. Given their capital resources, many of these larger organizations are in a better position to withstand any significant reduction in capital spending by customers or market downturns in the markets in which we compete. Many of our competitors also have broader product lines and market focus, allowing them to bundle their products and services and effectively use other products to subsidize lower prices for those products that compete with ours or to provide integrated product solutions that offer cost advantages to customers. In addition, many of our competitors have been in operation much longer than us and therefore have better name recognition and more long-standing and established relationships with service providers, ODMs and OEMs.

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

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*

We derive a substantial portion of our revenues from a limited number of customers. For example, during the nine months ended September 30, 2008 and the year ended December 31, 2007, ten customers accounted for approximately 94% and 96%, respectively, of our revenues. During the nine months ended September 30, 2008, Motorola and Actiontec accounted for 39% and 21%, respectively, of our revenues. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

In addition, we depend on a limited number of service providers that purchase products from our customers. To date, only one major service provider, Verizon, has publicly announced its intention to use the MoCA standard for home networking in its FiOS deployment. We also primarily rely on two major service providers, EchoStar and DIRECTV, to deploy products using our DBS outdoor unit solutions. During the nine months ended September 30, 2008 and the year ended December 31, 2007, products sold to our customers that were incorporated into products purchased by Verizon, EchoStar and DIRECTV accounted for substantially all of our revenues. If these service providers, or other service providers that elect to use our products, reduce or eliminate purchases of our customers’ products which incorporate our products, this would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on a limited number of service providers’ demand for products which incorporate our products.

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

Our operating results may be harmed if our August 2008 restructuring plan does not achieve the anticipated results or causes undesirable consequences.*

In August 2008, we implemented a restructuring plan which resulted in us reducing our workforce by 20 individuals. This restructuring plan may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reduction in our workforce, we face an increased risk of employment litigation. Furthermore, employees whose positions were eliminated in connection with this restructuring plan may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth opportunities.

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

Our success will depend to a substantial extent on the willingness of service providers, ODMs and OEMs to adopt the MoCA standard for multimedia content delivery. As of September 30, 2008, only one major service provider, Verizon, had publicly announced its intention to use the MoCA standard for home networking. Some service providers, ODMs and OEMs have adopted and others may adopt multimedia content delivery solutions that rely on technologies other than the MoCA standard or may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, MoCA-based solutions. It is critical to our success that additional service providers, including telecommunications carriers, digital broadcast satellite service providers and cable operators, adopt the MoCA standard for home networking.

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

The semiconductor and communications industries have historically experienced cyclical behavior and prolonged downturns, which could impact our operating results, financial condition and cash flows.*

The semiconductor and communications industries, which have historically exhibited cyclical behavior, are both currently experiencing industry downturns and are likely to experience recessionary periods in the future. The economic turmoil that has arisen in the credit markets has had an adverse effect on the ability of businesses to obtain short and long term funding for working capital which in turn may cause many service providers, OEMs and ODMs to slow their research and development activities, cancel or delay new product development, reduce their inventories and take a cautious approach to acquiring products, thereby leading to a significant negative impact to our business. Because a significant portion of our expenses is fixed in the near term or is incurred in advance of anticipated sales, we may not be able to decrease our expenses rapidly enough to offset any unanticipated shortfall in revenues during the current industry downturns, which could adversely affect our operating results.

Even during periods of increased demand and industry growth, we may experience production constraints which could limit our ability to produce sufficient quantities of our products to meet the increased demand. We may also have difficulty in obtaining sufficient manufacturing, assembly and test resources from our manufacturers. Any factor adversely affecting either the semiconductor or communications industry in general, or the particular segments of any of these industries that our products target, may adversely affect our ability to generate revenue and could negatively impact our operating results, cash flow and financial condition. In addition, our operating results may also fluctuate significantly from period to period as we adjust our inventory and production requirements to meet the changing demands of our customers during this period and in the future, which may increase the volatility of the price of our stock.

Adverse U.S. and international economic conditions may adversely affect our revenues, margins and profitability.*

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they, alone and in combination with the current adverse economic conditions facing the semiconductor and communications industries, may lead to a significant negative impact to our business to the extent that consumers decrease their discretionary spending for enhanced video offerings from service providers or to the extent that services providers cut back or delay deployments that include our products. Moreover, we may experience adverse conditions in our cost base due to changes in foreign currency exchange rates that reduce the purchasing power of the U.S. dollar, increases in general and administrative expenses and other factors. These conditions may harm our margins and profitability if we are unable to increase the selling prices of our products or reduce our costs sufficiently to offset the effects of effective increases in our costs. Our attempts to offset the effects of cost increases through controlling our expenses, passing cost increases on to our customers or any other method may not succeed.

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

In addition to our home networking products, we also derive a significant portion of our revenues from sales of our DBS outdoor unit products into markets served by digital broadcast satellite providers and their ODM and OEM partners. The digital broadcast satellite market may not grow in the future as anticipated or a significant market slowdown may occur, which would in turn reduce the demand for applications or devices, such as set-top boxes and low-noise block converters that rely on our DBS outdoor unit products. Because of the intense competition in the satellite, terrestrial and cable digital television markets, the unproven technology of many products addressing these markets and the short product life cycles of many consumer applications or devices, it is difficult to predict the potential size and future growth rate of the markets for our DBS outdoor unit products. If the demand for our DBS outdoor unit products is not as great as we expect, or if we are unable to produce competitive products to meet that demand, our revenues could be adversely affected.

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

The success of our silicon television tuners is highly dependent on our relationships with demodulator manufacturers.*

Our silicon television tuners are designed to be interoperable with various specific demodulator integrated circuit products that are designed and manufactured by other companies. Historically, RF Magic relied on strategic relationships with various demodulator manufacturers to enable both parties to offer an interoperable tuner/demodulator solution to mutual end customers. Although we work in concert with third party demodulator manufacturers to complete highly functional reference designs, we have no control over their future product plans and product roadmaps and could be effectively designed out of future customer applications by the refusal of a demodulator manufacturer to continue to support our products. Likewise, our ability to acquire new customers is dependent on the cooperation of third party demodulator manufacturers. If such third party manufacturers decide to partner with one of our competitors or to provide their own tuner solutions, we would effectively be prevented from selling our products to potential new customers. Furthermore, our dependence on these third party demodulator manufacturers often limits our strategic direction. If we were to design products that were competitive with any of such demodulator manufacturers, they may choose to stop working with us. Our current principal demodulator relationship is with STMicroelectronics in the DVB-T, or digital video broadcasting terrestrial, and DVB-C, or digital video broadcasting cable, markets, Advanced Television Systems Committee, or ATSC, and digital broadcast satellite markets. In the digital broadcast satellite market, our tuners are currently marketed with a STMicroelectronics demodulator; however, STMicroelectronics has recently released its own radio frequency silicon tuner that will replace some of the tuners we sell, and STMicroelectronics may continue to release other competing tuners or require us to reduce our prices on the tuners we sell with their demodulators.

If any of the current or prospective demodulator manufacturers with whom we have or intend to have relationships were to stop working with us in favor of other tuner manufacturers or in favor of deploying their own tuner products, we would be effectively designed out of current and potential customers’ products and the demand for our silicon television tuners would be substantially reduced.

We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this expansion and growth, or if our business does not grow as we expect, we may not be able to realize a return on the resources we devote to expansion.*

We have experienced significant growth in a short period of time, including growth related to our acquisitions of RF Magic and Arabella in 2007, and our acquisition of certain specified assets of Vativ in April 2008. For example, we have increased our headcount from 83 full-time employees as of December 31, 2006 to 303 full-time employees as of September 30, 2008 (including employees which we added as part of our acquisitions of RF Magic, Arabella, and Vativ and after giving effect to a reduction-in-force that was implemented in connection with our August 2008 restructuring plan). We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of our product deployments. For example, in the first quarter of 2008, we moved into a larger facility for our operations in San Diego, California to accommodate our growth. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our success in managing our operations and growth will be dependent upon our ability to:

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

In addition, we have recorded significant amounts of goodwill and other intangible assets in connection with the acquisitions we completed in 2007 and 2008. The carrying amount of these long-lived assets could be reduced through impairment charges in future periods if events or changes in circumstances, including adverse industry conditions or a downturn in demand for our products, indicate that such amount is not recoverable. Notwithstanding the development of certain market and company-specific conditions during the three months ended September 30, 2008, we did not perform an interim assessment for impairment of our goodwill carrying value as of September 30, 2008 because we have reasonable grounds to believe that such conditions are temporary in nature. We will perform our annual assessment for impairment of our goodwill carrying value in October 2008 and any impairment charge that we assess at that time or in future periods could have a material adverse impact on our results of operations.

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

Our product development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*

Our product development efforts require substantial research and development expense. Our research and development expense for the nine months ended September 30, 2008 was $42.9 million and was $35.2 million, $11.6 million and $9.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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

Our operating results have fluctuated significantly in the past and we expect them to continue to fluctuate in the future, which could lead to volatility in the price of our common stock.*

Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of our control. These fluctuations in our operating results may cause our stock price to fluctuate as well. The primary factors that are likely to affect our quarterly and annual operating results include:

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

We depend on key personnel to operate our business, and if we are unable to retain our current personnel and hire additional qualified personnel, our ability to develop and successfully market our products could be harmed.*

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. There is intense competition for qualified personnel in the markets in which we compete. Moreover, the cost of living in the San Diego, California area, where our corporate headquarters are located, has been an impediment to attracting new employees in the past, and we expect that this will continue to impair our ability to attract and retain employees in the future. We may also face challenges in recruiting personnel due to our recent reduction-in-force that was implemented in connection with our August 2008 restructuring plan. The loss of any key employees, including Patrick Henry, our President and Chief Executive Officer, other members of our senior management or our senior engineering personnel, or an inability to attract additional qualified personnel, including engineers and sales and marketing personnel, could delay the development, introduction and sale of our products and our ability to execute our business strategy may suffer. We do not currently have any key person life insurance covering any executive officer or employee, nor do we have employment agreements with most of our employees.

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

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.*

We intend to continue spending substantial amounts in connection with our expansion in order to grow our business. We may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. Although we currently have access to a $10.0 million line of credit under the terms of our Loan and Security Agreement with SVB, the current turmoil in the credit markets may affect SVB’s willingness or ability to provide us with full access to our line of credit when needed.

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

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and management.*

We completed our IPO in December 2007. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Nasdaq Stock Market Rules, or Nasdaq, rules. The requirements of these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and have also placed significant strain on our personnel, systems and resources, and are likely to continue to do so in the future. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business, operating results and financial condition.

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

If we fail to manage our exposure to global financial and securities market risk successfully, our operating results could be adversely impacted.*

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, credit markets and prices of marketable equity and fixed-income securities. We do not use derivative financial instruments for speculative or trading purposes.

The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio is affected by the credit condition of the U.S. financial sector. With the current unstable credit environment of the U.S. financial sector, we might incur significant realized, unrealized or impairment losses associated with these investments.

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

Risks Related to International Operations

We expect a significant portion of our future revenues to come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Revenues outside of the United States comprised 98% of our total revenues for the nine months ended September 30, 2008 and 98% for the year ended December 31, 2007. International business activities involve certain risks, including:

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

Our stock price is volatile and may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchased such shares.*

The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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

•	the sustainability of an active trading market for our common stock;

•	future sales of our common stock by our executive officers, directors and significant stockholders;

•	announcements of mergers or acquisition transactions;

•	our inclusion or deletion from certain stock indices;

•	announcements of technical innovations, new products or design wins by our competitors or customers;

•	announcements of changes in our senior management;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•	changes in accounting principles.

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

Our stock may be delisted from the Nasdaq Global Market if the closing bid price for our common stock is not maintained at $1.00 per share or higher.*

Nasdaq imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with Nasdaq’s minimum bid requirement for continued listing on the Nasdaq Global Market. Recently, our common stock has traded at below $1.00 per share including at closing.

On October 16, 2008, Nasdaq announced the immediate suspension of its enforcement of the rules requiring a minimum $1.00 closing bid price and that it will not take any action to delist any security traded on the Nasdaq Global Market that fails to comply with the minimum $1.00 closing bid price requirement until January 19, 2009. Consequently, for as long as Nasdaq’s rule suspension remains in effect, Nasdaq will not delist our stock if the closing bid price for our common stock falls below $1.00 per share during the rule suspension period.

If the closing bid price of our common stock continues to fail to meet Nasdaq’s minimum closing bid price requirement at any time on or after January 19, 2009, or if we otherwise fail to meet all other applicable Nasdaq Global Market requirements, Nasdaq may make a determination to delist our common stock. Any such delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease and could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

Future sales of our common stock or the issuance of securities convertible into or exercisable for shares of our common stock may depress our stock price.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a substantial number of shares of our common stock,

the issuance of securities convertible into or exercisable for shares of our common stock or the expectation or perception in the market that the holders of a large number of our shares of common stock intend to sell their shares, could significantly reduce the market price of our common stock. In addition, because the average daily trading volume of our common stock is low, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock and lead to increased volatility in our stock price.

Holders of a significant number of shares of our common stock, from investments made when we were a private company, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These rights will terminate two years following the completion of our IPO, or for any particular holder with registration rights who holds less than one percent of our outstanding capital stock, at any time when all securities held by that stockholder that are subject to registration rights may be sold pursuant to Rule 144 under the Securities Act of 1933 as amended, within a single 90 day period. If shares of our common stock are sold in the public market after they are registered for resale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*

As of September 30, 2008, our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned, in the aggregate, approximately 21% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to substantially influence or determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Use of Proceeds

Our IPO was effected through a registration statement on Form S-1 (file no. 333-144899) that was declared effective by the SEC on December 6, 2007. During the three months ended September 30, 2008, we did not use any of the net proceeds from our IPO. As of September 30, 2008, we had invested $31.4 million of net proceeds from our IPO in money market mutual funds and short- and intermediate-term investment-grade instruments.

Issuer Purchases of Equity Securities

Pursuant to the terms of our 2001 Stock Option Plan, options may be exercised prior to vesting. Shares of common stock issued prior to vesting that remain unvested are subject to a repurchase option in our favor that lapses in accordance with the original vesting schedule for the option. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended September 30, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Value Paid by Company
July 1, 2008 through July 31, 2008	21,410	$0.4476	$9,583
August 1, 2008 through August 31, 2008	2,116	2.6650	5,639
September 1, 2008 through September 30, 2008	—	—	—

Total	23,526		$15,222

(1)	All shares were originally purchased from us by directors, employees and consultants pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our directors, employees and consultants upon the termination of their employment or consulting relationship with us pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our 2001 Stock Option Plan and the related stock option agreements.

Working Capital Restrictions and Other Limitations upon the Payment of Dividends

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

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the registrant.

3.2(1)	Amended and Restated Bylaws of the registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Form of Common Stock Certificate of the registrant.

4.3(3)	Third Amended and Restated Investor Rights Agreement dated June 30, 2007, as amended, by and among the registrant and certain of its stockholders.

31.1	Certification of the principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.

(3)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTROPIC COMMUNICATIONS, INC.

Date: October 28, 2008	By:	/s/ David Lyle
David Lyle
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the registrant.

3.2(1)	Amended and Restated Bylaws of the registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Form of Common Stock Certificate of the registrant.

4.3(3)	Third Amended and Restated Investor Rights Agreement dated June 30, 2007, as amended, by and among the registrant and certain of its stockholders.

31.1	Certification of the principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.

(3)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2008.