Form 10-Q
period 2009-03-31
ENTROPIC COMMUNICATIONS INC
filed 2009-05-05
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the ExchangeAct).

    ☐  Yes    ☒  No

There were 69,716,978 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of the close of business on April 23, 2009, the latest practicable date.

ENTROPIC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2009	December 31, 2008(1)
Assets
Current assets:
Cash and cash equivalents	$30,602	$30,071
Marketable securities	849	4,339
Accounts receivable, net	17,181	13,915
Inventory	14,979	18,693
Prepaid expenses and other current assets	3,345	2,785

Total current assets	66,956	69,803
Property and equipment, net	12,802	13,046
Intangible assets, net	2,839	3,469
Other long-term assets	262	284

Total assets	$82,859	$86,602

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,406	$7,873
Accrued payroll and benefits	3,559	3,498
Deferred revenues	185	467
Income tax payable	34	—

Total current liabilities	14,184	11,838
Stock repurchase liability	677	784
Other long-term liabilities	3,088	3,231
Stockholders’ equity:
Preferred stock	—	—
Common stock	70	69
Additional paid-in capital	302,225	299,305
Accumulated deficit	(237,403)	(228,667)
Accumulated other comprehensive income	18	42

Total stockholders’ equity	64,910	70,749

Total liabilities and stockholders’ equity	$82,859	$86,602

(1)	The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements Of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Net revenues	$24,123	$41,988
Cost of net revenues	11,904	22,837

Gross profit	12,219	19,151
Operating expenses:
Research and development	13,323	13,313
Sales and marketing	3,637	4,144
General and administrative	2,689	3,523
Impairment of goodwill and intangible assets	208	—
Amortization of intangibles assets	16	596
Restructuring charges	1,124	1,079

Total operating expenses	20,997	22,655

Loss from operations	(8,778)	(3,504)
Other income (expense), net	59	(198)

Net loss before income taxes	(8,719)	(3,702)
Income tax provision	17	154

Net loss	$(8,736)	$(3,856)

Net loss per share attributable to common stockholders – basic and diluted	$(0.13)	$(0.06)

Weighted average number of shares used to compute loss per share attributable to common stockholders	68,799	66,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(8,736)	$(3,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	869	660
Amortization of intangible assets	16	1,836
Amortization of developed technology	406	—
Impairment of goodwill and intangible assets	208	—
Stock-based compensation to consultants	2	26
Stock-based compensation to employees	2,806	3,598
Interest expense attributable to amortization of debt issuance costs	—	476
Impairment of assets related to restructuring charge	189	259
Loss on disposal of assets	—	8
Changes in operating assets and liabilities:
Accounts receivable	(3,266)	(13,363)
Inventory	3,714	1,089
Prepaid expenses and other current assets	(560)	234
Other long-term assets	22	(64)
Accounts payable and accrued expenses	2,568	144
Accrued payroll and benefits	37	62
Deferred revenues	(282)	—
Other long-term liabilities	(144)	1,154

Net cash used in operating activities	(2,151)	(7,737)
Investing activities:
Purchases of property and equipment	(813)	(3,938)
Purchases of marketable securities	—	(17,120)
Sales/maturities of marketable securities	3,490	1,500

Net cash provided by (used in) investing activities	2,677	(19,558)
Financing activities:
Principal payments on software license and capital lease obligations	—	(116)
Principal payments on debt obligations	—	(8,856)
Net proceeds from the issuance of common stock, net of issuance costs	16	1,448
Payment of equity issuance costs	—	(75)
Repurchase of restricted stock	(11)	(94)

Net cash provided by (used in) financing activities	5	(7,693)

Net increase (decrease) in cash and cash equivalents	531	(34,988)
Cash and cash equivalents at beginning of period	30,071	51,533

Cash and cash equivalents at end of period	$30,602	$16,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTROPIC COMMUNICATIONS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2009

1. Organization and Summary of Significant Accounting Policies

Business

Entropic Communications, Inc. (the “Company”) was organized under the laws of the state of Delaware on January 31, 2001. The Company is a fabless semiconductor company that designs, develops and markets systems solutions to enable connected home entertainment.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Entropic Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). They do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed on February 23, 2009 with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of and for the interim periods presented. Interim results are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Foreign Currency Remeasurement

The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported in operating expense, net in the consolidated statements of operations.

Revenue Recognition

The Company’s revenues are generated principally by sales of its semiconductor products. During each of the three month periods ended March 31, 2009 and 2008, product revenues represented more than 99% of the Company’s total net revenues. The Company also generates service revenues from development contracts.

The majority of the Company’s sales occur through the efforts of its direct sales force. The remainder of the Company’s sales occurs through distributors. During each of the three-month period ended March 31, 2009 and 2008, more than 99% of the Company’s sales occurred through the efforts of its direct sales force.

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

The Company has a development agreement that provides for royalties in exchange for an exclusive right to manufacture and sell certain products. The Company has determined that it is not able to estimate reliably the royalties earned in the period the sales occur. Thus, the Company records revenues based on cash receipts. The royalty revenues recorded during the three months ended March 31, 2009 and 2008, were $559,600 and $966,000, respectively.

The Company has also entered into arrangements to license its hardware and software, also referred to as the “nodes”, with certain members of the Multimedia over Coax Alliance (“MoCA”) for a period of three years and provide upgrades when and if they become available. The agreements limit the rights to use the nodes to test compliance of the members’ own product to the MoCA specification. For these arrangements, the Company follows American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition. The Company defers all of the license revenues when the nodes are delivered and recognizes the revenues on a straight-line basis over the three-year term.

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

The Company invests cash in deposits and money market funds with major financial institutions, U.S. government obligations and debt securities of corporations with investment grade credit ratings in a variety of industries. It is the Company’s policy to invest in instruments that have a final maturity of no longer than two years, with a portfolio weighted average maturity of no longer than 12 months.

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

Goodwill and Intangible Assets

The Company records goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. The Company uses the discounted cash flow method to estimate the value of intangible assets acquired. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that the Company uses to manage its business and are based on available historical information and industry estimates and averages.

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

During the three months ended March 31, 2009, the Company implemented a restructuring plan. See Note 2 regarding the Company’s March 2009 restructuring plan. As part of the restructuring plan, the Company closed its Kfar Saba, Israel office and terminated all of the employees at that location. As a result of this location closure, the Company reassessed the intangible assets associated with the Kfar Saba, Israel office and, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), fully charged off the remaining $208,000 of developed technology intangible assets associated with the Company’s 2007 acquisition of Arabella Software, Ltd. (“Arabella”).

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

Rebates

The Company accounts for rebates in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, at the time of the sale, the Company accrues 100% of the potential rebate as a reduction to revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. The Company reverses the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when the Company believes unclaimed rebates are no longer subject to payment and will not be paid. For the three months ended March 31, 2009 and 2008, the Company reduced net revenues by $227,000 and $264,000, respectively, in connection with its rebate programs.

Warranty Accrual

The Company generally provides a warranty on its products for a period of one year; however it may be longer for certain customers. Accordingly, the Company establishes provisions for estimated product warranty costs at the time revenue is recognized as cost of net revenues. The warranty accrual is based on management’s best estimate of expected costs associated with product failure and historical product failures. When the actual product failure rates, cost of replacements and rework costs differ from the Company’s estimates, revisions to the estimated warranty accrual are made. Actual claims are charged against the warranty reserve.

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

Stock-Based Compensation

The Company has stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employees. The Company also has an employee stock purchase plan for all eligible employees.

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

The valuation provisions of SFAS 123R apply to awards granted after the effective date, January 1, 2006, and to awards that were outstanding on the effective date and are subsequently modified or canceled. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), related interpretations, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for employee stock options and recorded compensation cost for options granted at exercise prices that were less than the market value of the Company’s common stock at the date of grant. Pursuant to SFAS 123R, as the Company utilized the minimum value method through December 31, 2005, the Company will continue to recognize compensation expense relating to unvested awards as of the date of adoption using APB 25, which is the same accounting principle originally applied to those awards.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact of adoption of the Company’s consolidated financial statements will depend on the terms of any future business transactions.

On February 6, 2008, the FASB issued a final FASB Staff Position, or (“FSP”), on SFAS 157-b, Effective Date of FASB Statement No. 157, (“SFAS 157”). This FSP delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date of SFAS 157 for non-financial assets and liabilities has been delayed by one year to years beginning after November 15, 2008. The Company does not believe the adoption of this statement will have any material impact on our future consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At this time, The Company does not invest in Derivative Instruments or Hedging Activities, and accordingly, the adoption of SFAS 161 will have no impact of the our future consolidated financial statements unless the Company invests in derivative instruments or engage in hedging activities in the future, if ever.

In June 2008, the FASB reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, (“EITF 07-5”). EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-05 did not have a material impact on our consolidated financial statements.

In November 2008, FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted EITF 08-7 on January 1, 2009. In the first quarter of 2009, the Company did not acquire any intangible assets and the adoption of EITF Issue 08-7 did not have a material impact on the Company’s future consolidated financial statements.

In April, 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141(R)-1”), to amend SFAS 141R. FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not anticipate the adoption of this statement will have a material impact on its future consolidated financial statements, absent any material business combinations.

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

The fair value of the Company’s financial assets subject to the disclosure requirements of SFAS 157 was determined using the following levels of inputs as of March 31, 2009 (in thousands):

	Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$30,602	$30,602	$—	$—
Marketable securities	849	849	—	—

Total	$31,451	$31,451	$—	$—

During the three months ended March 31, 2009, no transfers were made into or out of the Level 3 category.

Inventory

The components of inventory were as follows (in thousands):

	As of March 31, 2009	As of December 31, 2008
Work-in-process	$7,309	$7,561
Finished goods	7,670	11,132

Total inventory	$14,979	$18,693

Property and Equipment

Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	As of March 31, 2009	As of December 31, 2008
Office and laboratory equipment	5	$8,653	$8,148
Computer equipment	3-5	2,116	2,111
Furniture and fixtures	6-7	1,567	1,579
Leasehold improvements	Lease term	4,965	4,938
Licensed software	1-3	1,310	1,235
Construction in progress		147	125

		18,758	18,136
Accumulated depreciation		(5,956)	(5,090)

Property and equipment, net		$12,802	$13,046

Depreciation and amortization expense for the three months ended March 31, 2009 and 2008 was $870,000 and $660,000, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of March 31, 2009
	Gross	Accumulated Amortization	Impairment	Net
Developed technology	$24,800	$(7,846)	$(14,115)	$2,839

As of March 31, 2009, the estimated future amortization expenses of intangible assets expected to be charged to cost of net revenues and operating expenses for the remainder of the fiscal year ending December 31, 2009, and periods thereafter, are as follows (in thousands):

Years Ending December 31,	Cost of Net Revenues	Operating Expenses	Total
2009	$1,217	$—	$1,217
2010	1,622	—	1,622
Total	$2,839	$—	$2,839

Accrued Warranty

The following table presents a rollforward of the Company’s product warranty liability, which is included within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets (in thousands):

As of March 31, 2009
Liability as of December 31, 2008	$348
Expirations	(185)
Accruals for warranties issued during the three months ended March 31, 2009	208
Warranty rate adjustment	—
Settlements made during the three months ended March 31, 2009	(6)

Liability as of March 31, 2009	$365

Accrued Management Bonuses

The Company maintains a discretionary management bonus plan. The potential bonus payments made under the plan are based significantly on the achievement of operational, financial and business development objectives for the calendar year. As of March 31, 2009, the Company believed the achievement of certain performance targets for the management bonuses is probable. As of March 31, 2009, the Company accrued $180,000 for these bonuses.

Restructuring Activity

In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS 146”) the Company has accrued for termination benefits for the three months ended March 31, 2009, in association with a reduction-in-force in March 2009. Worldwide, 55 employees were impacted. Most of the US employees were terminated immediately and received severance payments upon the signing of a separation agreement which was anticipated to be signed by all of the employees. The Israeli and French employees were required by contract or law to receive notice period payments in addition to severance payments.

Consistent with SFAS 146, the Company believes that the statutory notice periods given to employees represent a one-time termination benefit since the employees will receive the notice period payment regardless of whether they work or not because the Company is required by law to pay them as part of their termination. As a result, the Company recorded restructuring charges of $1.1 million during the three months ended March 31, 2009. The restructuring plan is on-going and will take up to six months to complete. The Company anticipates recording approximately an additional $1.0 million of restructuring charges over the next two quarters as these plans are finalized.

The Company’s plan also includes vacating certain facilities and will record restructuring charges for termination of operating leases and other contract costs as restructuring costs in the period when the Company “ceases” to use rights conveyed by the contract. Most of these charges are expected to be incurred in the second quarter of 2009. Additionally, costs such as attorney fees incurred as a result of this activity, will be charged as restructuring costs as they are incurred.

The intangible assets associated with the acquisition of Arabella were determined to be fully impaired as of March 31, 2009, as the core technology acquired will no longer be used in the on-going business operations and the future cash flows associated with this technology are zero. The Company made a decision on March 22, 2009 to cease use of the technology and does not have any plans to use it in future operations.

The following table presents the Company’s restructuring liability in the interim condensed consolidated balance sheets (in thousands):

	Operating lease commitments	Impairment of property and equipment	Impairment of other long-term assets	Employee Separation Expenses	Total
Additions/amount charged to expense	$4	$189	—	$931	$1,124
Non-cash items	(4)	(189)	—	—	(193)

Liability at March 31, 2009	$—	$—	$—	$931	$931

Debt

On April 3, 2009, Silicon Valley Bank (SVB) extended the termination date of the Company’s existing $10,000,000 revolving credit line from April 6, 2009 to April 24, 2009.

On April 22, 2009, the Company entered into an Amendment to Loan and Security Agreement (“Amendment”) with SVB to extend further the term of the credit line to April 21, 2010. The Amendment eliminated the Company’s option to increase the maximum amount of credit available under the credit line from $10,000,000 to $15,000,000 and restricts the Company’s ability to transfer assets or collateral to, or make investments in, certain of our subsidiaries in an amount that exceeds $400,000 per month in the aggregate. In addition, under the Amendment, the Company is required to pay SVB a fee equal to 0.25% per annum (the “Unused Revolving Line Fee Percentage”) of the average unused portion of the credit line on a monthly basis, in arrears, and the interest rate applicable to amounts outstanding under the credit line is at prime rate plus 0.5%. However, if the liquidity ratio is less than 1.75 to 1, then the Unused Revolving Line Fee Percentage will be increased to 0.50% per annum and the interest rate will be prime rate plus 2.0%. As of March 31, 2009, there were no amounts outstanding under the credit line and $8.1 million was available under the credit line.

Deferred Rent

The Company recognized rent expense on a straight-line basis over the lease term as defined in SFAS No. 13, Accounting for Leases and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. In addition, the Company recorded landlord allowances for tenant improvements as deferred rent, in accordance with FASB Technical Bulletin No. 88-1, Issues Related to Accounting for Leases. The deferred rent is amortized over the lease term as a reduction of rent expense. As of March 31, 2009 and December 31, 2008, there was $2,468,000 and $2,524,000, respectively, of unamortized deferred rent recorded as a component of other long term liabilities.

Purchase Commitments

The Company had firm purchase order commitments for the acquisition of inventory as of March 31, 2009 and December 31, 2008 of $5,695,000 and $4,303,000, respectively.

Stock-Based Compensation

The Company has in effect equity incentive plans under which incentive stock options and non-qualified stock options have been granted to employees, directors and consultants to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of grant, except for certain options assumed in connection with a business combination. These equity plans include the 2007 Non-Employee Directors’ Stock Option Plan, under which the Company continues to grant non-qualified stock options, and the 2007 Equity Incentive Plan, under which the Company continues to grant non-qualified stock options and restricted stock units. These plans are described in the Annual Report.

The Company also grants stock awards under its ESPP. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at the lesser of 85% of the fair market value of the Company’s common stock on the offering date or the purchase date.

Stock-based compensation expense recognized in the Company’s statement of operations for the three months ended March 31, 2009 and 2008, included compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. For options and awards granted during the three months ended March 31, 2009 and 2008, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2009 and 2008 have been reduced for estimated forfeitures of options that are subject to vesting. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The following assumptions are used to value options and awards granted under the Company’s equity incentive plans for the three months ended March 31, 2009 and 2008:

	Stock options		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Expected life (years)	6.1	6.0	0.5 -1.0	0.4-1.4
Risk-free interest rate	2.2%	4.0%	1.1%-1.3%	3.0-3.3%
Expected volatility	69-70%	68%	100%-116%	63%
Expected dividend yield	—	—	—	—

The following table shows total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of sales	$16	$46
Research and development	1,522	1,758
Sales and marketing	368	623
General and administrative	902	1,197

Total	$2,808	$3,624

For the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense for non-employees of $2,000 and $26,000, respectively. For the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense for the ESPP totaling $200,000 and $377,000, respectively.

In January 2008, the President and Chief Operating Officer of the Company resigned. In connection with his resignation, the Company accelerated vesting of approximately 114,000 shares subject to stock options held by this former employee. The modification resulted in approximately $575,000 of additional stock compensation expense in the three months ended March 31, 2008.

As of March 31, 2009 and December 31, 2008, the Company estimates there were $26,106,000 and $29,070,000, respectively, in total unrecognized compensation costs related to unvested employee stock option agreements, which are expected to be recognized over a weighted-average period of 2.9 years. As of March 31, 2009, the Company estimates there were $152,000 of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a weighted-average period of 0.2 years.

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

The effective tax rate for the three months ended March 31, 2009 was (0.16)%, compared to (4.15)% for the three months ended March 31, 2008. The effective tax rates for the three months ended March 31, 2009 and 2008, are expressed as negative rates because the Company recorded tax expense while in a loss position for both periods. There were no discrete items recorded in the three months ended March 31, 2009. The tax expense related to foreign taxes during the three months ended March 31, 2009 and 2008, was $16,000 and $43,000, respectively. There was no tax benefit recorded for the losses during the periods since the Company has a full valuation allowance for its deferred tax assets.

On January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The unrecognized tax benefit was $7,293,000 as of December 31, 2008. No adjustments have been made during the three months ended March 31, 2009 for any uncertain tax positions and the Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2009 or December 31, 2008.

The Company files federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The Company is not currently under audit and has not been notified of any impending examinations by any tax jurisdiction.

4. Net Loss Income Per Share of Common Stock

Under the provisions of SFAS No. 128, Earnings per Share, basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is anti-dilutive. The Company was in a loss position for all periods presented and, accordingly, there is no difference between basic loss per share and diluted loss per share.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss	$(8,736)	$(3,856)

Net loss attributable to common stockholders	$(8,736)	$(3,856)

Denominator:
Weighted average number of shares of common stock outstanding	69,480	68,511
Less: Restricted stock	(681)	(1,849)

Weighted average number of shares used in computing net loss per share of common stock	68,799	66,662

Net loss per share attributable to common stockholders—basic and diluted	$(0.13)	$(0.06)

As of March 31, 2009 and 2008, the Company had securities outstanding that could potentially dilute basic loss per share in the future, but that were excluded from the computation of diluted net loss per share in the periods presented as their effect would have been antidilutive. Potentially dilutive outstanding securities that were not included in the diluted net loss per share calculation consist of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Stock options outstanding	9,912	7,840
Stock reserved for issuance under put and call option agreements	147	182
Restricted stock	768	1,795
Preferred stock warrants	—	—
Common stock warrants	—	178
Redeemable convertible preferred stock	—	—

Total	10,827	9,995

5. Supplemental Disclosure of Cash Flow and Non-Cash Activity

Cash Flow

The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2009	2008
Cash paid for interest	$—	$211

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Three Months Ended March 31,
	2009	2008
Vesting of early exercised stock options	$107	$174
Currency translation adjustment	$24	$—

6. Significant Customer and Geographic Information

Customers

Based on direct shipments, customers that represented 10% or more of total net revenues and accounts receivable were as follows:

	Revenues		Accounts Receivable
	Three Months Ended March 31,		As of March 31,
	2009	2008	2009	2008
Actiontec Electronics, Inc.	20%	26%	23%	22%
Jabil (Wuxi) Co., Ltd.	*	13%	*	13%
Motorola, Inc.	*	36%	*	38%
Westell Technologies, Inc.	17%	*	21%	*
Prime Electronics & Satellites, Inc.	12%	*	12%	*

*	Customer accounted for less than 10% for the period indicated

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues as a percentage of total net revenues by geographic region were as follows:

	Three Months Ended March 31,
	2009	2008
Asia	92%	95%
Europe	3	4
United States of America	4	1
Other North America	1	*

	100%	100%

*	Region accounted for less than 1% of total net revenues for the period indicated

7. Subsequent Events

In April 2009, the Company commenced an offer (the “Offer”) to exchange certain options to purchase shares of the Company’s common stock that are outstanding under the Company’s 2007 Equity Incentive Plan (“2007 Plan”), 2001 Stock Option Plan and RF Magic, Inc. 2001 Incentive Stock Plan and are held by eligible participants for replacement options that will be granted under the 2007 Plan.

The actual number of shares of common stock subject to options to be exchanged in the Offer will depend on the number of shares of common stock subject to eligible options that are tendered for exchange by eligible participants and accepted by the Company for exchange. As of March 31, 2009, options to purchase approximately 5,138,874 shares of common stock were eligible for exchange in the Offer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and related notes as of and for the year ended December 31, 2008 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on February 23, 2009.

Forward-Looking Statements

The following discussion contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, competitors, future financial position, future revenues, projected costs, prospects and plans and objectives of management. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under Part II, Item 1A, Risk Factors and elsewhere in this Quarterly Report, and in our other filings with the SEC. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements in this Quarterly Report or in our other filings with the SEC. Forward-looking statements herein speak only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update or revise any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

In this Quarterly Report, “Entropic Communications, Inc.”, “Entropic Communications”, “Entropic”, the “Company”, “we”, “us” and “our” refer to Entropic Communications, Inc. and its subsidiaries, taken as a whole, unless otherwise noted.

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

In December 2004, we introduced and commenced commercial shipments of our home networking products. In the first quarter of 2006, we began commercially shipping our broadband access solutions. Our largest acquisition to date was completed in June 2007 when we acquired RF Magic Inc., or RF Magic, a provider of digital broadcast satellite outdoor unit and silicon tuner solutions. Since inception, we have invested heavily in product development and have not yet achieved profitability on a quarterly or annual basis. Our revenues have grown from $41.5 million in 2006 to $122.5 million in 2007 to $146 .0 million in 2008, driven primarily by demand for our home networking products. Our revenues have decreased from $42.0 million during the three months ended March 31, 2008 to $24.1 million during the three months ended March 31, 2009, driven primarily by a softness in demand for our home networking products and a significant downturn in the overall economy.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenues. Sales to these customers are in turn driven by service providers that purchase our customers’ products which incorporate our products. Substantially all of our revenues are dependent upon three major service providers, Verizon Communications, Inc., or Verizon, through its FiOS deployment, DISH Network Corporation, or DISH, and DIRECTV. In addition, we are dependent on sales outside of the United States for almost all of our revenues and expect that to continue in the future.

For the three months ended March 31, 2009, 10 customers accounted for 92% of our revenues, and Actiontec Electronics, Inc., or Actiontec, Westell Technologies, Inc., or Westell, and Prime Electronics & Satellites, Inc. accounted for 20%, 17% and 12% of our revenues, respectively. For the three months ended March 31, 2008, Motorola, Inc., or Motorola, Actiontec and Jabil Circuit (Wuxi) Co., Ltd. accounted for 36%, 26% and 13% of our revenues, respectively. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

For the three months ended March 31, 2009, 92% of our revenues were derived from Asia, 3% were derived from Europe, 4% were derived from the United States and 1% was derived from other North American countries. For the three months ended March 31, 2008, 95% of our revenues were derived from Asia, 4% were derived from Europe and 1% was derived from the United States and other North American countries. Many of our ODM and OEM customers in Asia incorporate our chipsets into products that they sell to U.S.-based service providers.

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

Results of Operations

The following table sets forth selected items from our unaudited condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended March 31,
	2009	2008
Consolidated Statements of Operations Data:
Net revenues	100%	100%
Cost of net revenues	49	54

Gross profit	51	46
Operating expenses:
Research and development	55	32
Sales and marketing	15	10
General and administrative	11	8
Amortization of intangible assets	—	1
Restructuring charges	5	3
Impairment of goodwill and intangible assets	1	—

Total operating expenses	87	54

Loss from operations	(36)	(8)
Other expense, net	—	(1)

Net loss attributable to common stockholders	(36)%	(9)%

Comparison of Three Months Ended March 31, 2009 and 2008

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Three Months Ended March 31,
	2009	2008	% Change
Net revenues	$24,123	$41,988	(43)%

Net revenues decreased by $17.9 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease was driven primarily by a softness in demand for our home networking products which reflected a difficult economic environment where our direct OEM customers and end customers continued to tighten inventory levels on the MoCA side of the business.

Gross Profit/Gross Margin

	Three Months Ended March 31,
	2009	2008	% Change
Gross profit	$12,219	$19,151	(36)%
% of net revenues	51%	46%

Gross profit decreased by $6.9 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily driven by lower home networking product revenues in the first quarter of 2009 while our digital broadcast satellite, or DBS, outdoor unit product revenues remained consistent, in dollars and gross margin, with the first quarter of 2008.

Gross margin increased from 46% for the three months ended March 31, 2008 to 51% for the three months ended March 31, 2009. The increase in margin is primarily a result in a reduction in intangible asset amortization. Cost of net revenues included amortization of developed technology in the amounts of $0.4 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively. The remaining portion of the increase is a result of lower home network product revenues which have a lower gross margin than our DBS outdoor unit products.

Research and Development Expenses

	Three Months Ended March 31,
	2009	2008	% Change
Research and Development	$13,323	$13,313	—%
% of net revenues	55%	32%

Although research and development costs remained relatively unchanged during the three months ended March 31, 2009 as compared to the same period in 2008, personnel costs decreased by $0.6 million primarily due to a reduction in headcount and was offset by an increase in mask costs of $0.5 million.

The percentage of research and development costs compared to net revenues increased due to a decrease in revenue while research and development costs remained relatively unchanged during the three months ended March 31, 2009 as compared to the same period in 2008 as management remained committed to product development.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2009	2008	% Change
Sales and marketing	$3,637	$4,144	(12)%
% of net revenues	15%	10%

Sales and marketing costs decreased $0.5 million during the three months ended March 31, 2009 as compared to the same period in 2008, primarily due to a decrease in personnel costs (including a decrease in stock compensation expense of $0.2 million) resulting from lower headcount.

General and Administrative Expenses

	Three Months Ended March 31,
	2009	2008	% Change
General and administrative	$2,689	$3,523	(24)%
% of net revenues	11%	8%

General and administrative expenses decreased by $0.8 million during the three months ended March 31, 2009 as compared to the same period in 2008 and included a $0.3 million decrease in stock compensation expenses, a $0.2 million decrease in legal expenses and a $0.2 million decrease in consulting services primarily due to a general decrease in business activities.

Amortization of Intangible Assets

	Three Months Ended March 31,
	2009	2008	% Change
Amortization of intangible assets	$16	$596	(97)%
% of net revenues	0%	1%

Amortization of intangible assets decreased by $0.6 million for the three months ended March 31, 2009 compared to the same period in 2008. In December 2008, we conducted an impairment evaluation of outstanding net values of goodwill and intangible assets. As a result of the impairment assessment, our goodwill and most intangible assets were determined to be impaired and written down to a net value of zero. The reduced carrying amount of our intangible assets resulted in lower amortization. Core technology is the only remaining intangible asset being amortized.

Restructuring Charges

In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, we have accrued for termination benefits for the three months ended March 31, 2009, in association with a reduction-in-force in March 2009. Worldwide, 55 employees were impacted. Most of the US employees were terminated immediately and received severance payments upon the signing of a separation agreement which was anticipated to be signed by all of the employees. The Israeli and French employees were required by contract or law to receive notice period payments in addition to severance payments.

Consistent with FAS 146, we believe that the statutory notice periods given to employees represent a one-time termination benefit since the employees will receive the notice period payment regardless of whether they work or not because we are required by law to pay them as part of their termination. As a result, we recorded restructuring charges of $1.1 million during the three months ended March 31, 2009. The restructuring plan is on going and will take up to six months to complete. We anticipate recording approximately an additional $1.0 million of restructuring charges over the next two quarters as these plans are finalized.

Our plan also includes vacating certain facilities and we will record restructuring charges for termination of operating leases and other contract costs as restructuring costs in the period when we “cease” to use rights conveyed by the contract. Most of these charges are expected to be incurred in the second quarter of 2009. Additionally, costs such as attorney fees incurred as a result of this activity, will be charged as restructuring costs as they are incurred.

The intangible assets associated with the acquisition of Arabella were determined to be fully impaired as of March 31, 2009, as the core technology acquired will no longer be used in the ongoing business operations and the future cash flows associated with this technology are zero. We made a decision on March 22, 2009 to cease use of the technology and do not have any plans to use it in future operations.

The following table presents our restructuring liability in the consolidated balance sheets (in thousands):

	Operating lease commitments	Impairment of property and equipment	Impairment of other long- term assets	Employee Separation Expenses	Total
Addition/amount charged to expense	$4	$189	$—	$931	$1,124
Non-cash items	(4)	(189)	—	—	(193)

Liability at March 31, 2009	$—	$—	$—	$931	$931

Liquidity and Capital Resources

As of March 31, 2009 and 2008, we had cash and cash equivalents of $30.6 million and $16.5 million, respectively and marketable securities of $0.8 million and $18.6 million, respectively.

On April 3, 2009, SVB extended the termination date of our existing $10,000,000 revolving credit line from April 6, 2009 to April 24, 2009. On April 22, 2009, we entered into an Amendment to Loan and Security Agreement (“Amendment”) with SVB to extend further the term of the credit line to April 21, 2010. The Amendment eliminated our option to increase the maximum amount of credit available under the credit line from $10,000,000 to $15,000,000 and restricts our ability to transfer assets or collateral to, or make investments in, certain of our subsidiaries in an amount that exceeds $400,000 per month in the aggregate. In addition, under the Amendment, we are required to pay SVB a fee equal to 0.25% per annum (the “Unused Revolving Line Fee Percentage”) of the average unused portion of the credit line on a monthly basis, in arrears, and the interest rate applicable to amounts outstanding under the credit line is at prime rate plus 0.5%. However, if the liquidity ratio is less than 1.75 to 1, then the Unused Revolving Line Fee Percentage will be increased to 0.50% per annum and the interest rate will be prime rate plus 2.0%. As of March 31, 2009, there were no amounts outstanding under the credit line and $8.1 million was available under the credit line.

The following table shows our cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Net cash used in operating activities	$(2,151)	$(7,737)
Net cash provided by (used in) investing activities	2,677	(19,558)
Net cash provided by (used in) financing activities	5	(7,693)

Total increase (decrease) in cash and cash equivalents	$531	$(34,988)

Cash Flows from Operating Activities

Net cash used in operating activities was $2.2 million for the three months ended March 31, 2009, primarily resulting from a net loss of $8.7 million and an increase in accounts receivable of $3.3 million due to a majority of sales occurring later in the first quarter of 2009, offset by a $3.7 million decrease in inventory primarily due to lower anticipated future revenues, a $2.6 million increase in accounts payable due to restructure charge accrual and timing of vendor payments, $2.8 million in stock compensation expenses and $0.9 million in depreciation and amortization.

Our operating activities used $7.7 million of cash in the three months ended March 31, 2008. Cash flow from operating activities for the three months ended March 31, 2008 resulted primarily from a net loss of $3.9 million and an increase in accounts receivable of $13.4 million, which was primarily driven by higher sales, with a majority of the sales occurring later in the quarter. This was offset by stock-based compensation of $3.6 million, depreciation and amortization of $2.5 million, mostly due to the RF Magic acquisition, a $1.2 million increase in other long term liabilities, a $1.1 million decrease in inventory, primarily driven by sales timing, an increase in interest expense attributable to the write-off of debt discount associated with our repayment of our credit facilities, and impairment of assets from restructuring charge attributable to the relocation of our facilities. The remaining changes in operating cash flows primarily reflect increases in accounts payable and decreases in prepaid assets.

Cash Flows from Investing Activities

Net cash provided by investing activities was $2.7 million for the three months ended March 31, 2009 primarily due to $3.5 million sales of marketable securities offset by $0.8 million purchases of property and equipment primarily consisting of operation equipment.

We used cash of $19.6 million in investing activities in the three months ended March 31, 2008 due to $15.6 million used in net purchases of marketable securities and $3.9 million used in purchases of property and equipment which primarily consisted of tenant improvements and equipment for our newly leased facilities in San Diego, California.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5,000 for the three months ended March 31, 2009 due to proceeds of $16,000 from the issuance of common stock and offset by $11,000 from the repurchase of issued stock.

Our financing activities used cash of $7.7 million in the three months ended March 31, 2008, which was primarily driven by the payoff of debt outstanding under our previous line of credit and loans in the amount of $8.9 million. This amount was offset by cash provided by the net proceeds from warrant exercises.

We believe that our cash, cash equivalents and marketable securities of $31.5 million, together with the $8.1 million available to us under our existing credit line as of March 31, 2009, will be sufficient to fund our projected operating requirements for at least the next 12 months. We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of March 31, 2009, we have not recorded any indemnity obligations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and there have been no material changes.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not believe the adoption of SFAS No. 141R will have any material impact on our future consolidated financial statements.

On February 6, 2008, the FASB issued a final FASB Staff Position, or FSP, on SFAS 157-b, Effective Date of FASB Statement No. 157, or SFAS 157. This FSP delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date of SFAS 157 for non-financial assets and liabilities has been delayed by one year to years beginning after November 15, 2008. We do not believe the adoption of this statement will have any material impact on our future consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At this time, we do not invest in Derivative Instruments or Hedging Activities, and accordingly, the adoption of SFAS 161 will have no impact of the our future consolidated financial statements unless we invest in derivative instruments or engage in hedging activities in the future, if ever.

In June 2008, the FASB reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 will be effective for fiscal years beginning after December 15, 2008. We do not anticipate that the adoption of EITF 07-05 will have a material impact on our future consolidated financial statements.

In November 2008, FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted EITF 08-7 on January 1, 2009. In the first quarter of 2009, we did not acquire any intangible assets and the adoption of EITF Issue 08-7 did not have a material impact on our future consolidated financial statements.

In April, 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141(R)-1, to amend SFAS 141R. FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. We do not anticipate the adoption of this statement will have a material impact on our future consolidated financial statements, absent any material business combinations.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2009, the carrying value of our cash and cash equivalents approximated fair value. A change in market interest rates of 1.0% annualized would have impacted our net income from these investments by less than $0.1 million for the three months ended March 31, 2009.

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

Our investment policy for marketable securities requires that all securities mature in two years or less, with a weighted average maturity of no longer than 12 months. As of March 31, 2009, the carrying value of $0.8 million approximated the fair value of these securities. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates and is affected by the credit condition of the U.S. financial sector. Absent the unprecedented turmoil and upheaval in the U.S. financial sector, given the short-term maturities of our marketable securities, we do not believe these instruments to be subject to significant market or interest rate risk. However, the current unstable credit environment of the U.S. financial sector may lead us to incur significant realized, unrealized or impairment losses associated with our investments.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

Item 4.	Controls and Procedures.

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

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have a history of losses and may not achieve or sustain profitability in the future.*

We have never been profitable on any quarterly or annual basis. We incurred net losses attributable to common stockholders of $136.4 million, $32.1 million and $7.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. For the three months ended March 31, 2009, we incurred a net loss attributable to common stockholders of $8.7 million. As of March 31, 2009, we had an accumulated deficit of $237.4 million. Accordingly, there can be no assurance if or when we may achieve profitability. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Moreover, we expect to make significant expenditures related to the development of our products and the expansion of our business, including research and development, sales and marketing and general and administrative expenses. We also incur significant legal, accounting and other expenses related to our status as a public company. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures and unforeseen difficulties or costs associated with the integration of acquired assets or businesses. As a result of these expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. If we are unable to achieve adequate revenue growth, we may not achieve or sustain profitability and our stock price could decline.

We face intense competition and expect competition to increase in the future, with many of our competitors being larger, more established and better capitalized than we.

The markets for our products are extremely competitive and have been characterized by rapid technological change, evolving industry standards, rapid changes in customer requirements, short product life cycles and frequent introduction of next generation and new products. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced gross profit as a percentage of revenues, or gross margins, increased sales and marketing expenses and failure to increase or the loss of market share or expected market share. Semiconductor products in particular have a history of declining prices driven by customer insistence on lower prices as the cost of production is reduced and as demand falls when competitive products or newer, more advanced products are introduced. If market prices decrease faster than product costs, our gross margins and operating margins would be adversely affected. Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we expect to face future competition in the sale of MoCA-compliant chipsets. For example, Broadcom Corporation has announced the availability of engineering samples of two multi-format video decoded system-on-a-chip solutions with integrated MoCA functionality in January 2009 and announced that its home networking reference design platform achieved MoCA certification from the MoCA certification board in April 2009. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge that could acquire significant market share. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop products or technologies that cause our products and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.

Currently, we face competition from a number of established companies that offer products based on competing technologies, such as Data over Cable Service Interface Specifications, versions of Digital Subscriber Line, Ethernet, HomePNA, HomePlug AV, Wi-Fi, WiMedia, which is based on ultra-wide band technology, and WiMAX, also known as Worldwide Interoperability for Microwave Access. Many of our competitors and potential competitors are substantially larger and have longer operating histories, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we. Given their capital resources, many of these larger organizations are in a better position to withstand any significant reduction in capital spending by customers or market downturns in the markets in which we compete. Many of our competitors also have broader product lines and market focus, allowing them to bundle their products and services and effectively use other products to subsidize lower prices for those products that compete with ours or to provide integrated product solutions that offer cost advantages to customers. In addition, many of our competitors have been in operation much longer than we and therefore have better name recognition and more long-standing and established relationships with service providers, ODMs and OEMs.

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

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*

We derive a substantial portion of our revenues from a limited number of customers. For example, during the three months ended March 31, 2009, 10 customers accounted for 92% of our revenues. During the three months ended March 31, 2009, Actiontec, Westell and Prime Electronics & Satellites, Inc. accounted for 20%, 17% and 12%, respectively, of our revenues. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

In addition, we depend on a limited number of service providers that purchase products from our customers. To date, only three major service providers, Verizon, Time Warner Cable Inc., or Time Warner, and Cox Communications, Inc., or Cox, have publicly announced their intentions to use the MoCA standard for home networking. We also primarily rely on two major service providers, DISH, and DIRECTV, to deploy products using our digital broadcast satellite outdoor unit solutions. During the three months ended March 31, 2009 and the year ended December 2008, products sold to our customers that were incorporated into products purchased by Verizon, DISH and DIRECTV accounted for substantially all of our revenues. If these service providers, or other service providers that elect to use our products, reduce or eliminate purchases of our customers’ products which incorporate our products, this would significantly reduce our revenues and adversely affect our operating results. Some of these service providers have announced that they plan to reduce spending and delay taking delivery of our customers’ products which incorporate our products to respond to rapidly changing economic conditions, and additional service providers may adopt similar spending cuts. As a result, our customers have built up inventory and are requesting to reschedule taking delivery of our products or waiting to clear their existing inventory before ordering more products from us, which has, in turn, affected and may continue to adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on a limited number of service providers’ demand for products which incorporate our products.

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

Our operating results may be harmed if our March 2009 and August 2008 restructuring plans do not achieve the anticipated results or causes undesirable consequences.*

In March 2009 and August 2008, we implemented restructuring plans which resulted in us reducing our workforce by 55 and 20 individuals, respectively. These restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we face an increased risk of employment litigation. Furthermore, employees whose positions were eliminated in connection with these restructuring plans may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth opportunities.

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

Our success will depend to a substantial extent on the willingness of service providers, ODMs and OEMs to adopt the MoCA standard for multimedia content delivery. As of March 31, 2009, only three major service providers, Verizon, Time Warner and Cox had publicly announced their intentions to use the MoCA standard for home networking. Some service providers, ODMs and OEMs have adopted and others may adopt multimedia content delivery solutions that rely on technologies other than the MoCA standard or may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, MoCA-based solutions. It is critical to our success that additional service providers, including telecommunications carriers, digital broadcast satellite service providers and cable operators, adopt the MoCA standard for home networking.

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

Notwithstanding our March 2009 reduction in force, we continue to intend to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this expansion and growth, or if our business does not grow as we expect, we may not be able to realize a return on the resources we devote to expansion.*

We have grown significantly in a short period of time, in part, as a result of our various acquisitions, including our 2007 acquisition of RF Magic. For example, our headcount increased from 83 full-time employees as of December 31, 2006 to 297 full-time employees as of December 31, 2008. As a result of the implementation of our March 2009 restructuring plan, we implemented a worldwide reduction in force of approximately 55 employees, which represents approximately 18% of our total workforce. Notwithstanding our March 2009 reduction in force, and, to a lesser extent, the implementation of our August 2008 restructuring plan which resulted in a reduction in force of 20 individuals, we anticipate that we will continue to expand our infrastructure and grow our headcount to accommodate changes in our research and development strategy and achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of our product deployments. The rapid change in the size of our organization has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our success in managing our operations and changes in size will be dependent upon our ability to:

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

Further, we continue to intend to grow our business by entering new markets, developing new product offerings and pursuing new customers. If we fail to timely or efficiently expand operational and financial systems in connection with such growth or if we fail to implement or maintain effective internal controls and procedures, resulting operating inefficiencies could increase costs and expenses more than we planned and might cause us to lose the ability to take advantage of market opportunities, enhance existing products, develop new products, satisfy customer requirements, respond to competitive pressures, control our inventory or otherwise execute our business plan. Failure to implement or maintain such controls and procedures could also impact our ability to produce timely and accurate financial statements. Additionally, if we increase our operating expenses in anticipation of the growth of our business and such growth does not meet our expectations, our financial results likely would be negatively impacted.

We may not realize the anticipated financial and strategic benefits from the businesses we have acquired or be able to successfully integrate such businesses with ours.*

We will need to overcome significant challenges in order to realize the benefits or synergies from the acquisitions we have completed to date. These challenges include the following:

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

The inability to successfully integrate any businesses we acquire, or any significant delay in achieving integration, could delay introduction of new products and require expenditure of additional resources to achieve integration. For example, although we recorded significant amounts of goodwill and other intangible assets in connection with the acquisitions we completed in 2007 and 2008, as a result of the recent industry and economic turmoil and its effects on our market value and business outlook, we had to reduce the carrying amount of all of these long-lived assets and, as of March 31, 2009, we have recorded an aggregate impairment charge of $113.4 million against our goodwill and intangible assets carrying value related to these acquisitions.

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

Our product development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*

Our product development efforts require substantial research and development expense. Our research and development expense was $13.3 million for the three months ended March 31, 2009. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

The development of our products is also highly complex. Due to the relatively small size of our product design teams, our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial and technical resources. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Unanticipated problems in developing products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements and could substantially increase our costs. Furthermore, we may expend significant amounts on a research and development program that may not ultimately result in a commercially successful product. For example, in connection with our March 2009 restructuring, we have suspended further development of our advanced network processor architecture and an associated product, which would have been part of a future product offering from us for home networking applications. As a result of these and other factors, we may be unable to develop and introduce new products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. Any failure to successfully develop future products would have a material adverse effect on our business, financial condition and results of operations.

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

We depend on key personnel to operate our business, and if we are unable to retain our current personnel and hire additional qualified personnel, our ability to develop and successfully market our products could be harmed.*

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. There is intense competition for qualified personnel in the markets in which we compete. Moreover, the cost of living in the San Diego, California area, where our corporate headquarters is located, has proved to be an obstacle to attracting new employees in the past, and we expect that this will continue to impact, to some extent, our ability to attract and retain employees in the future. We may also face challenges in recruiting personnel due to our recent reductions-in-force. The loss of any key employees, including Patrick Henry, our president and chief executive officer, other members of our senior management or our senior engineering personnel, or an inability to attract additional qualified personnel, including engineers and sales and marketing personnel, could delay the development, introduction and sale of our products and our ability to execute our business strategy may suffer. We do not currently have any key person life insurance covering any executive officer or employee, nor do we have employment agreements with most of our employees.

If we fail to comply with environmental regulatory requirements, our operating results could be adversely affected.*

We face increasing complexity in our product design and procurement operations as we adjust to requirements relating to the materials composition of many of our products. The European Union has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the European Union, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, directive that restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006, and many other countries, including

China, have also adopted similar directives banning or limiting the use of specified substances in products introduced into its domestic market. We have incurred costs in connection with our compliance with these environmental laws and regulations, such as costs related to eliminating lead from our semiconductor product packaging. Other environmental regulations may be enacted in the future, including in the United States, that require us to reengineer our products to utilize components that are compatible with these regulations, and this reengineering and component substitution may result in additional costs to us or disrupt our operations or logistics. If we or the third party manufacturers of our products are unable to meet future environmental regulations in a timely manner, it could have a material adverse effect on our business, results of operations and financial condition.

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

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.*

We intend to continue spending substantial amounts in connection with our expansion in order to grow our business. We may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. Although we currently have access to a $10.0 million line of credit under the terms of our existing loan and security agreement with Silicon Valley Bank, the current turmoil in the credit markets may affect Silicon Valley Bank’s willingness or ability to provide us with full access to our line of credit when needed or renew the term of the credit line when it expires in April 2010.

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

Risks Related to International Operations

We expect a significant portion of our future revenues to come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Revenues outside of the United States comprised 96% of our total revenues for the three months ended March 31, 2009. International business activities involve certain risks, including:

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

NASDAQ has suspended its enforcement of the rules requiring a minimum $1.00 closing bid price and announced that it will not take any action to delist any security traded on The NASDAQ Global Market that fails to comply with the minimum $1.00 closing bid price requirement between October 16, 2008 and July 17, 2009. Consequently, for as long as NASDAQ’s rule suspension remains in effect, NASDAQ will not delist our stock if the closing bid price for our common stock falls below $1.00 per share during the rule suspension period.

If the closing bid price of our common stock fails to meet NASDAQ’s minimum closing bid price requirement at any time on or after July 17, 2009, or such later date to which NASDAQ may extend its suspension of this requirement, or if we otherwise fail to meet all other applicable requirements of The NASDAQ Global Market, NASDAQ may make a determination to delist our common stock. Any such delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease and could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

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

Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*

As of March 31, 2009, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 30% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to substantially influence or determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold during the three months ended March 31, 2009:

(1)	As of December 31, 2008, options to purchase up to 3,862,068 shares of our common stock were outstanding under our 2001 stock option plan, or 2001 plan. Of these options, during the three months ended March 31, 2009, options exercisable for up to 101,896 shares of common stock were cancelled without being exercised and options to purchase 42,472 shares of common stock were exercised at a weighted average exercise price of $0.33 per share. As of March 31, 2009, options to purchase up to 3,717,000 shares of our common stock remained outstanding under the 2001 plan.

(2)	As of December 31, 2008, options to purchase up to 1,425,629 shares of our common stock were outstanding under our RF Magic, Inc. 2000 incentive stock plan, or RF Magic plan. Of these options, during the three months ended March 31, 2009, options exercisable for up to 13,037 shares of common stock were cancelled without being exercised and options to purchase 9,782 shares of common stock were exercised at a weighted average exercise price of $0.43 per share. As of March 31, 2009, options to purchase up to 1,402,810 shares of our common stock remained outstanding under the RF Magic plan.

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

Issuer Purchases of Equity Securities

Pursuant to the terms of the 2001 plan, options may be exercised prior to vesting. Shares of common stock issued prior to vesting that remain unvested are subject to a repurchase option in our favor that lapses in accordance with the original vesting schedule for the option. The following table provides information with respect to purchases made by us of shares of our common stock during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Value Paid by Company
March 1, 2009 through March 31, 2009	$—	$—	$—
February 1, 2009 through February 28, 2009	—	—	—
January 1, 2009 through January 31, 2009	33,718	0.33	10,958

Total	$33,718		$10,958

(1)	All shares were originally purchased from us by directors, employees and consultants pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our directors, employees and consultants upon the termination of their employment or consulting relationship with us pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our 2001 plan and the related stock option agreements.

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

The exhibits listed in the accompanying Index to Exhibits are filed with, or incorporated by reference into, this Quarterly Report. The exhibit numbers on the Index to Exhibits that are followed by an asterisk (*) indicate exhibits filed with this Quarterly Report. All other exhibit numbers indicate exhibits filed by incorporation by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTROPIC COMMUNICATIONS, INC.

Date: May 5, 2009	By:	/s/ David Lyle
David Lyle
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

4.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

4.2 (2)	Amended and Restated Bylaws of the Registrant.

4.3 (3)	Form of Common Stock Certificate of the Registrant.

4.4 (4)	Third Amended and Restated Investor Rights Agreement dated June 30, 2007, as amended, by and among the Registrant and certain of its stockholders.

10.1 *	Amendment to Loan and Security Agreement dated April 3, 2009 by and between the Registrant and Silicon Valley Bank.

10.2 *	Amendment to Loan and Security Agreement dated April 22, 2009 by and between the Registrant and Silicon Valley Bank.

10.3 *	Description of 2009 Management Bonus Plan, effective as of April 6, 2009.

10.4(5)	Retention Bonus Agreement dated March 31, 2009 by and between the Registrant and David Lyle.

10.5(5)	Retention Bonus Agreement dated March 31, 2009 by and between the Registrant and Lance Bridges.

10.6(5)	Amendment to employment offer letter effective March 31, 2009 by and between the Registrant and Patrick Henry.

31.1 *	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certifications of the Principal Executive Officer and Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.

(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2008.

(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2009.