Form 10-Q
period 2009-06-30
ENTROPIC COMMUNICATIONS INC
filed 2009-08-03
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

    ☐  Yes    ☒  No

There were 70,521,482 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of the close of business on July 29, 2009, the latest practicable date.

ENTROPIC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2009	December 31, 2008(1)
Assets
Current assets:
Cash and cash equivalents	$31,403	$30,071
Marketable securities	850	4,339
Accounts receivable, net	14,930	13,915
Inventory	13,462	18,693
Prepaid expenses and other current assets	3,153	2,785

Total current assets	63,798	69,803
Property and equipment, net	12,154	13,046
Intangible assets, net	2,434	3,469
Other long-term assets	278	284

Total assets	$78,664	$86,602

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,311	$7,873
Accrued payroll and benefits	3,088	3,498
Deferred revenues	184	467

Total current liabilities	11,583	11,838
Stock repurchase liability	512	784
Other long-term liabilities	3,059	3,231
Stockholders’ equity:
Common stock	70	69
Additional paid-in capital	305,113	299,305
Accumulated deficit	(241,690)	(228,667)
Accumulated other comprehensive income	17	42

Total stockholders’ equity	63,510	70,749

Total liabilities and stockholders’ equity	$78,664	$86,602

(1)	The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	$26,146	$42,836	$50,269	$84,824
Cost of net revenues	13,201	23,869	25,105	46,706

Gross profit	12,945	18,967	25,164	38,118
Operating expenses:
Research and development	10,102	15,678	23,425	28,990
Sales and marketing	3,395	4,455	7,032	8,599
General and administrative	2,712	3,541	5,401	7,064
Write off of in-process research and development	—	1,300	—	1.300
Amortization of purchased intangibles	—	713	16	1,309
Restructuring charges (benefit)	979	(10)	2,103	1,069
Impairment of goodwill and intangible assets	—	—	208	—

Total operating expenses	17,188	25,677	38,185	48,331

Loss from operations	(4,243)	(6,710)	(13,021)	(10,213)
Other income (expense), net	30	191	89	(7)

Loss before income taxes	(4,213)	(6,519)	(12,932)	(10,220)

Income tax provision (benefit)	74	(72)	91	82

Net loss attributable to common stockholders	$(4,287)	$(6,447)	$(13,023)	$(10,302)

Net loss per share attributable to common stockholders – basic and diluted	$(0.06)	$(0.10)	$(0.19)	$(0.15)

Weighted average number of shares used to compute loss per share attributable to common stockholders	69,424	67,215	69,113	67,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net loss	$(13,023)	$(10,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,718	1,514
Amortization of intangible assets	827	4,139
Impairment of goodwill and intangible assets	208	—
Stock-based compensation to consultants	9	84
Stock-based compensation to employees	5,019	6,912
Interest expense attributable to amortization of debt issuance costs	—	476
In-process research and development	—	1,300
Impairment of assets related to restructuring charge	145	259
Loss on disposal of assets	—	8
Changes in operating assets and liabilities:
Restricted cash	—	58
Accounts receivable	(1,016)	(11,097)
Inventory	5,231	(5,733)
Prepaid expenses and other current assets	(368)	313
Other long-term assets	6	43
Accounts payable and accrued expenses	438	3,050
Accrued payroll and benefits	(435)	1,102
Deferred revenues	(282)	(116)
Other long-term liabilities	(173)	1,258

Net cash used in operating activities	(1,696)	(6,732)
Investing activities:
Purchases of property and equipment	(971)	(5,269)
Purchases of marketable securities	—	(17,144)
Sales/maturities of marketable securities	3,489	8,100
Net cash used in acquisitions	—	(6,113)

Net cash provided by (used in) investing activities	2,518	(20,426)
Financing activities:
Principal payments on software license and capital lease obligations	—	(9,121)
Net proceeds from the issuance of common stock, net of issuance costs	510	1,831

Net cash provided by (used in) financing activities	510	(7,290)

Net increase (decrease) in cash and cash equivalents	1,332	(34,448)
Cash and cash equivalents at beginning of period	30,071	51,475

Cash and cash equivalents at end of period	$31,403	$17,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTROPIC COMMUNICATIONS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2009

1. Organization and Summary of Significant Accounting Policies

Business

Entropic Communications, Inc. (the “Company”) was organized under the laws of the state of Delaware on January 31, 2001. The Company is a fabless semiconductor company that designs, develops and markets systems solutions to enable connected home entertainment.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). They do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed on February 23, 2009 with the SEC.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In preparing the accompanying unaudited condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 3, 2009, the date that these financial statements are issued.

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

Foreign Currency Translation

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

Revenue Recognition

The Company’s revenues are generated principally by sales of its semiconductor products. During each of the three and six month periods ended June 30, 2009 and 2008, product revenues represented more than 99% of the Company’s total net revenues. The Company also generates service revenues from development contracts.

The majority of the Company’s sales occur through the efforts of its direct sales force. The remainder of the Company’s sales occurs through distributors. During each of the three and six month periods ended June 30, 2009 and 2008, more than 99% of the Company’s sales occurred through the efforts of its direct sales force.

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

The Company also has entered into an inventory “hubbing” arrangement with a key customer. Pursuant to this arrangement, the Company delivers products to the designated third-party warehouse based upon the customer’s projected needs, but does not recognize product revenue unless and until the customer removes the Company’s products from the third-party warehouse to incorporate into its own products.

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

The Company has a development agreement that provides for royalties in exchange for an exclusive right to manufacture and sell certain products. The Company has determined that it is not able to estimate reliably the royalties earned in the period the sales occur. Thus, the Company records revenues based on cash receipts. The royalty revenues recorded during the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008 were $611,000, $797,000, $1,170,000 and $1,763,000, respectively.

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

Goodwill and Intangible Assets

The Company records goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The acquisition method of accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. The Company uses the discounted cash flow method to estimate the value of intangible assets acquired. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that the Company uses to manage its business and are based on available historical information and industry estimates and averages.

SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis, or more frequently if indicators of impairment exist, using fair value measurement techniques. SFAS 142 requires an interim goodwill impairment test if it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The Company operates within one reporting unit. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including the size and timing of deployments by the Company’s customers and related projections and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, stage of products in development, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables.

During the three months ended March 31, 2009, the Company implemented a restructuring plan. See Note 2 regarding the Company’s March 2009 restructuring plan. As part of the restructuring plan, the Company closed its Kfar Saba, Israel office and terminated all of the employees at that location. As a result of this location closure, the Company reassessed the intangible assets associated with the Kfar Saba, Israel office and, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), recorded an impairment charge for the remaining $208,000 of developed technology intangible assets associated with the Company’s 2007 acquisition of Arabella Software, Ltd. (“Arabella”).

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

Rebates

The Company accounts for rebates in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, at the time of the sale, the Company accrues 100% of the potential rebate as a reduction to revenue and does not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. The Company reverses the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when the Company believes unclaimed rebates are no longer subject to payment and will not be paid. For the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008, the Company reduced net revenues by $2,000, $86,000, $229,000, and $350,000, respectively, in connection with its rebate programs.

Warranty Accrual

The Company generally provides a warranty on its products for a period of one year; however, it may be longer for certain customers. Accordingly, the Company establishes provisions for estimated product warranty costs at the time revenue is recognized as cost of net revenues. The warranty accrual is based on management’s best estimate of expected costs associated with product failure and historical product failures. When the actual product failure rates, cost of replacements and rework costs differ from the Company’s estimates, revisions to the estimated warranty accrual are made. Actual claims are charged against the warranty reserve.

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

The Company also follows Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

Stock-Based Compensation

The Company has stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employees. The Company also has an employee stock purchase plan for all eligible employees.

The Company follows the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), including the provisions of SAB No. 107 (“SAB 107”) and SAB No. 110 (“SAB 110”) for stock-based compensation. Under SFAS 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no stock-based compensation awards with market or performance conditions. The stock-based compensation expense attributable to awards under the Company’s 2007 Employee Stock Purchase Plan (the “ESPP”) was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin No. 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option, as amended by SFAS 123R.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact of adoption of the Company’s consolidated financial statements will ultimately depend on the terms of any future business transactions.

On February 6, 2008, the FASB issued a final FASB Staff Position (“FSP”) on SFAS 157-b, Effective Date of FASB Statement No. 157 (“SFAS 157”). This FSP delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date of SFAS 157 for non-financial assets and liabilities has been delayed by one year to years beginning after November 15, 2008. The Company does not believe the adoption of this statement will have any material impact on the Company’s future consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At this time, the Company does not invest in derivative instruments or hedging activities, and accordingly, the adoption of SFAS 161 will have no impact on the Company’s future consolidated financial statements unless the Company invests in derivative instruments or engages in hedging activities in the future, if ever.

In June 2008, the FASB reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, (“EITF 07-5”). EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-05 did not have a material impact on the Company’s consolidated financial statements.

In November 2008, FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted EITF 08-7 on January 1, 2009. In the six months of 2009, the Company did not acquire any intangible assets and the adoption of EITF Issue 08-7 did not have a material impact on the Company’s future consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”) to amend SFAS 141R. FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not anticipate the adoption of this statement will have a material impact on its future consolidated financial statements, absent any material business combinations.

Also in April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), and FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which the Company adopted on a prospective basis beginning April 1, 2009. These positions extend the disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) to interim financial statements of publicly traded companies. The application of FSP 107-1 and FSP 115-2 did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165 which we adopted on a prospective basis beginning April 1, 2009. SFAS 165 is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. The application of SFAS 165 did not have an impact on the Company’s consolidated financial statements.

2. Supplemental Financial Information

Fair Value of Financial Instruments

The Company holds certain financial assets, including cash equivalents and marketable securities that are required to be measured at fair value on a recurring basis. Cash equivalents include commercial paper and corporate bonds of high credit quality. Marketable securities are carried at amortized cost which approximates fair value. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the Company’s financial assets subject to the disclosure requirements of SFAS 157 was determined using the following levels of inputs as of June 30, 2009 (in thousands):

	Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$23,283	$23,283	$—	$—
Marketable securities	850	850	—	—

Total	$24,133	$24,133	$—	$—

During the six months ended June 30, 2009, no transfers were made into or out of the Level 3 category.

Inventory

The components of the Company’s inventory were as follows (in thousands):

	As of June 30, 2009	As of December 31, 2008
Work-in-process	$5,940	$7,561
Finished goods	7,522	11,132

Total inventory	$13,462	$18,693

Property and Equipment

Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	As of June 30, 2009	As of December 31, 2008
Office and laboratory equipment	5	$8,708	$8,148
Computer equipment	3-5	2,138	2,111
Furniture and fixtures	6-7	1,540	1,579
Leasehold improvements	Lease term	5,029	4,938
Licensed software	1-3	1,214	1,235
Construction in progress		190	125

		18,819	18,136
Accumulated depreciation		(6,665)	(5,090)

Property and equipment, net		$12,154	$13,046

Depreciation and amortization expense for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008 was $870,000, $855,000, $1,718,000 and $1,514,000, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of June 30, 2009
	Gross	Accumulated Amortization	Impairment	Net
Developed technology	$24,800	$(8,251)	$(14,115)	$2,434

As of June 30, 2009, the estimated future amortization expenses of intangible assets expected to be charged to cost of net revenues for the remainder of the fiscal year ending December 31, 2009, and periods thereafter, are as follows (in thousands):

Years Ending December 31,	Cost of Net Revenues
Remainder of 2009	$811
2010	1,623

Total	$2,434

Accrued Warranty

The following table presents a rollforward of the Company’s product warranty liability, which is included within accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets (in thousands):

As of June 30, 2009
Liability as of December 31, 2008	$348
Expirations	(284)
Accruals for warranties issued during the six months ended June 30, 2009	229
Settlements made during the six months ended June 30, 2009	(52)

Liability as of June 30, 2009	$241

Accrued Management Bonuses

The Company maintains a discretionary management bonus plan. The potential bonus payments made under the plan are based significantly on the achievement of operational, financial and business development objectives for the calendar year. As of June 30, 2009, the Company believed the achievement of certain performance targets for the management bonuses is probable. As of June 30, 2009, the Company accrued $348,000 for these bonuses.

Restructuring Activity

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS 146”), as of June 30, 2009 the Company has accrued for termination benefits in association with a reduction-in-force in March 2009. Worldwide, 55 employees were impacted, and as of June 30, 2009, all of the impacted US employees have been terminated and received severance payments upon the signing of a separation agreement. The Israeli and French employees were required by contract or law to receive notice period payments in addition to severance payments. During the three month period ended June 30, 2009, the Company finalized certain severance agreements with its employees in France and Israel resulting in additional severance expense. Consistent with SFAS 146, the Company believes that the statutory notice periods given to the Israeli and French employees represent a one-time termination benefit since the employees will receive the notice period payment regardless of whether they work because the Company is required by law to pay them as part of their termination.

The Company’s restructuring plan also includes vacating certain facilities and recording restructuring charges for termination of operating leases and other contract costs as restructuring costs in the period when the Company ceases to use rights conveyed by the contract. Additionally, costs such as attorney fees incurred as a result of this activity will be charged as restructuring costs as they are incurred.

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

As a result of the restructuring plan, the Company recorded restructuring charges of $979,000 and $2,103,000 during the three months and six months ended June 30, 2009, respectively. The restructuring plan is on-going and the Company anticipates recording approximately an additional $100,000 of restructuring charges during the three months ending September 30, 2009 as these plans are finalized.

The following table presents the Company’s restructuring liability in the interim condensed consolidated balance sheets (in thousands):

	Operating lease commitments	Impairment of property and equipment	Impairment of other long-term assets	Employee separation expenses	Total
Liability as of December 31, 2008	$—	$—	$—	$—	$—
Additions	6	156	2	1,939	2,103
Non-cash items	(6)	(145)	(2)	—	(153)
Cash items	—	(11)	—	(1,520)	(1,531)

Liability at June 30, 2009	$—	$—	$—	$419	$419

Debt

On April 3, 2009, Silicon Valley Bank (“SVB”) extended the termination date of the Company’s existing $10,000,000 revolving credit line from April 6, 2009 to April 24, 2009.

On April 22, 2009, the Company entered into an Amendment to Loan and Security Agreement (“Amendment”) with SVB to extend further the term of the credit line to April 21, 2010. The Amendment eliminated the Company’s prior option to increase the maximum amount of credit available under the credit line from $10,000,000 to $15,000,000 and restricts the Company’s ability to transfer assets or collateral to, or make investments in, certain of its subsidiaries in an amount that exceeds $400,000 per month in the aggregate. In addition, under the Amendment, the Company is required to pay SVB a fee equal to 0.25% per annum (the “Unused Revolving Line Fee Percentage”) of the average unused portion of the credit line on a monthly basis, in arrears, and the interest rate applicable to amounts outstanding under the credit line is at prime rate plus 0.5%. However, if the liquidity ratio is less than 1.75 to 1, then the Unused Revolving Line Fee Percentage will be increased to 0.5% per annum and the interest rate will be prime rate plus 2.0%. The amount available under the credit line cannot exceed 80% of the value of the Company’s eligible accounts receivable and may be decreased by certain commitments, such as the $1,160,000 and $35,000 standby letters of credit that secure the Company’s performance under its headquarters facility lease and its San Jose facility lease, respectively. As of June 30, 2009, there were no other amounts outstanding under the credit line and $8.8 million was available under the credit line.

Deferred Rent

The Company recognized rent expense on a straight-line basis over the lease term as defined in SFAS No. 13, Accounting for Leases and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. In addition, the Company recorded landlord allowances for tenant improvements as deferred rent, in accordance with FASB Technical Bulletin No. 88-1, Issues Related to Accounting for Leases. The deferred rent is amortized over the lease term as a reduction of rent expense. As of June 30, 2009 and December 31, 2008, there was $2,405,000 and $2,524,000, respectively, of unamortized deferred rent recorded as a component of other long-term liabilities.

Purchase Commitments

The Company had firm purchase order commitments for the acquisition of inventory as of June 30, 2009 and December 31, 2008 of $6,205,000 and $4,303,000, respectively.

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

Stock-based compensation expense recognized in the Company’s statement of operations for the three and six months ended June 30, 2009 and 2008, included compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. For options and awards granted during the three and six months ended June 30, 2009 and 2008, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the statement of operations for the three and six months ended June 30, 2009 and 2008 have been reduced for estimated forfeitures of options that are subject to vesting. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Company continues to use the simplified method of accounting for stock option expense costs because it is unable to rely on its historical exercise data to provide a reasonable basis to estimate expected term due to the limited period of time its equity shares have been publicly traded. The Company uses the simplified approach on all of its grants.

The following assumptions are used to value options and awards granted under the Company’s equity incentive plans for the three and six months ended June 30, 2009 and 2008:

	Employee stock options				Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Expected life (years)	6.08	6.01	6.08	6.01	0.5 - 1.0	0.01 - 1.01	0.5 - 1.0	0.01 - 1.01
Risk-free interest rate	3.18%	3.2%	3.18%	3.2 - 4.0%	0.16% - 0.92%	0.8 - 1.98%	0.16% - 0.92%	0.8 - 1.98%
Expected volatility	99%	68%	99%	68%	180% - 151%	76%	180% - 151%	76%
Expected dividend yield	—	—	—	—	—	—	—	—

The following table shows total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of sales	$45	$64	$61	$110
Research and development	996	1,829	2,518	3,587
Sales and marketing	326	611	694	1,234
General and administrative	853	868	1,755	2,065

	$2,220	$3,372	$5,028	$6,996

For the three and six months ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense for non-employees of $7,000, $58,000, $9,000 and $84,000, respectively. For the three and six months ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense for the ESPP totaling $56,000, $44,000, $259,000 and $421,000, respectively.

In January 2008, the President and Chief Operating Officer of the Company resigned. In connection with his resignation, the Company accelerated vesting of approximately 114,000 shares subject to stock options held by this former employee. The modification resulted in approximately $575,000 of additional stock compensation expense in the three months ended March 31, 2008.

For the six months ended June 30, 2009 and 2008, the Company estimates there were $28,200,000 and $34,200,000, respectively, in total unrecognized compensation costs related to unvested employee stock option agreements, which are expected to be recognized over a weighted-average period of 3.1 years. As of June 30, 2009, the Company estimates there were $129,000 of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a weighted-average period of 3 months. In May 2009, the Company completed an offer to exchange (the “Offer to Exchange”) certain employee stock options to purchase shares of the Company’s common stock that were outstanding under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”), 2001 Stock Option Plan (the “2001 Plan”) and RF Magic Inc. 2001 Incentive Stock Plan (the “RF Magic Plan”) on a three-for-two basis for replacement options granted under the 2007 Plan at an exercise price of $1.99 per share, which was the closing price of the Company’s common stock on May 15, 2009, as reported by The NASDAQ Global Market. At the expiration of the Offer to Exchange, the Company accepted elections to exchange options to purchase 1,600,000 shares of common stock and, as a result, the Company granted replacement options to purchase 1,000,000 shares of common stock. The replacement options have new vesting schedules with vesting dates that are determined by adding an additional vesting period of 12 months, or a shorter duration upon a change of control, to each vesting date under the existing vesting schedule of the options being replaced. However, no replacement option will vest sooner than 12 months from its date of grant, unless a change of control occurs. The Company accounted for the Offer to Exchange as a modification of the original option awards as defined by SFAS 123(R). The incremental value attributed to the option awards resulted in a charge of approximately $60,000, which will be recognized over the vesting period of the new option awards.

3. Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of its related tax effect and is individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes. When the Company’s annual estimated income tax rate changes, the year-to-date effect of the change is recorded in the current period, which can cause fluctuations in effective tax rates in interim periods.

The effective tax rate for the three months and six months ended June 30, 2009 was (1.8)% and (0.7)%, respectively, compared to 1.1% and (0.8)%, respectively for the three months and six months ended June 30, 2008. The effective tax rates for the three months ended June 30, 2009 and for the six months ended June 30, 2008, are expressed as negative rates because the Company recorded tax expense while in a loss position for both periods. The tax expense related to foreign taxes during the three months ended June 30, 2009 and 2008 and six months ended June 30, 2009 and 2008, was $74,000, $38,000, $89,000 and $82,000, respectively. There was no tax benefit recorded for the losses during the periods since the Company has a full valuation allowance for its deferred tax assets.

On January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The unrecognized tax benefit was $7,293,000 as of December 31, 2008. No adjustments have been made during the six months ended June 30, 2009 for any uncertain tax positions and the Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2009 or December 31, 2008.

The Company files federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions. The Company is not currently under audit and has not been notified of any impending examinations by any tax jurisdiction.

4. Net Loss Per Share of Common Stock

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(4,287)	$(6,447)	$(13,023)	$(10,302)

Denominator:
Weighted average number of common shares outstanding	69,985	68,748	69,733	68,630
Less: Restricted stock	(561)	(1,533)	(620)	(1,607)

Weighted average number of shares used in computing net loss per common share—basic and diluted	69,424	67,215	69,113	67,023

Net loss per share—basic and diluted
Net loss attributable to common stockholders—basic and diluted	$(0.06)	$(0.10)	$(0.19)	$(0.15)

As of June 30, 2009 and 2008, the Company had securities outstanding that could potentially dilute basic loss per share in the future, but that were excluded from the computation of diluted net loss per share in the periods presented as their effect would have been antidilutive. Potentially dilutive outstanding securities that were not included in the diluted net loss per share calculation consist of the following (in thousands):

	As of June 30,
	2009	2008
Stock options outstanding	9,169	9,199
Stock reserved for issuance under put and call option agreements	147	182
Restricted stock	587	1,322

Total	9,903	10,703

5. Supplemental Disclosure of Cash Flow and Non-Cash Activity

Cash Flow

The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2009	2008
Cash paid for interest	$—	$217

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Six Months Ended June 30,
	2009	2008
Currency translation	$25	$—
Vesting of early exercised stock options	165	557
Assets assumed in connection with acquisition of Vativ Technologies, Inc., net of liabilities assumed	—	4,287

6. Significant Customer and Geographic Information

Customers

Based on direct shipments, customers that represented 10% or more of total net revenues and accounts receivable were as follows:

	Net Revenues				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,
	2009	2008	2009	2008	2009	2008
Actiontec Electronics, Inc.	19%	20%	19%	23%	20%	13%
Motorola, Inc.	37%	50%	23%	43%	35%	59%
Wistron NeWeb Corporation	17%	*	13%	*	31%	*

*	Customer accounted for less than 10% for the period indicated

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues as a percentage of total net revenues by geographic region were as follows:

	Six Months Ended June 30,
	2009	2008
Asia	93%	96%
Europe	3	3
United States of America	3	1
Other North America	1	*

	100%	100%

*	Region accounted for less than 1% of total net revenues for the period indicated

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In December 2004, we introduced and commenced commercial shipments of our home networking products. In the first quarter of 2006, we began commercially shipping our broadband access solutions. Our largest acquisition to date was completed in June 2007 when we acquired RF Magic Inc., or RF Magic, a provider of digital broadcast satellite, or DBS, outdoor unit and silicon tuner solutions. Since inception, we have invested heavily in product development and have not yet achieved profitability on a quarterly or annual basis. Our revenues have grown from $41.5 million in 2006 to $122.5 million in 2007 to $146.0 million in 2008, driven primarily by demand for our home networking products. Our revenues have decreased from $84.8 million during the six months ended June 30, 2008 to $50.3 million during the six months ended June 30, 2009, driven primarily by softness in demand for our home networking products and a significant downturn in the overall economy.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenues. Sales to these customers are in turn driven by service providers that purchase our customers’ products which incorporate our products. Substantially all of our revenues are dependent upon three major service providers: Verizon Communications, Inc., or Verizon, through its FiOS deployment, DISH Network Corporation, or DISH, and DIRECTV. In addition, we are dependent on sales outside of the United States for almost all of our revenues and expect that to continue in the future.

For the six months ended June 30, 2009, 10 customers accounted for 92% of our net revenues, with Motorola, Inc., or Motorola, Actiontec Electronics, Inc., or Actiontec, and Wistron NeWeb Corporation, or Wistron, accounting for 23%, 19% and 13%, respectively. For the six months ended June 30, 2008, 10 customers accounted for 95% of our net revenues, with Motorola and Actiontec accounting for 43% and 23%, respectively. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

For the six months ended June 30, 2009, 93% of our net revenues were derived from Asia, 3% were derived from Europe, 3% were derived from the United States and 1% was derived from other North American countries. For the six months ended June 30, 2008, 96% of our net revenues were derived from Asia, 3% were derived from Europe and 1% was derived from the United States and other North American countries. Many of our ODM and OEM customers in Asia incorporate our chipsets into products that they sell to U.S.-based service providers.

We use third-party foundries and assembly and test contractors to manufacture, assemble and test our products. This outsourced manufacturing approach allows us to focus our resources on the design, sale and marketing of our products and avoid the cost associated with owning and operating our own manufacturing facility. A significant portion of our cost of net revenues consists of payments for the purchase of wafers and for manufacturing, assembly and test services.

We expect research and development expenses to increase in total dollars as we develop additional products and expand our business, and to fluctuate over the course of the year based on the timing of our fabrication mask costs and purchases of intellectual property licenses. We also anticipate that our sales and marketing expenses will increase as we expand our domestic and international sales and marketing organization and activities and build brand awareness. Due to the lengthy sales cycles that we face, we may experience significant delays from the time we incur research and development and sales and marketing expenses until the time, if ever, that we generate sales from the related products.

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

Results of Operations

The following table sets forth selected items from our unaudited condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Consolidated Statements of Operations Data:
Net revenues	100%	100%	100%	100%
Cost of net revenues	50	56	50	55

Gross profit	50	44	50	45
Operating expenses:
Research and development	39	37	47	34
Sales and marketing	13	10	14	10
General and administrative	10	8	11	8
Write off of in-process research and development	—	3	—	2
Amortization of purchased intangible assets	—	2	—	2
Restructuring charge	4	—	4	1

Total operating expenses	66	60	76	57

Loss from operations	(16)	(16)	(26)	(12)
Benefit for income taxes	—	1	—	—

Net loss	(16)	(15)	(26)	(12)

Net loss attributable to common stockholders	(16)%	(15)%	(26)%	(12)%

Comparison of Three and Six Months Ended June 30, 2009 and 2008

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Net revenues	$26,146	$42,836	(39)%	$50,269	$84,824	(41)%

Net revenues decreased during the three and six months ended June 30, 2009 compared to the same periods in 2008 driven primarily by softness in demand for our home networking products and a difficult economic environment where our direct OEM customers and end customers continued to maintain tight inventory levels.

Gross Profit/Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Gross profit	$12,945	$18,967	(32)%	$25,164	$38,118	(34)%
% of net revenues	50%	44%		50%	45%

Gross profit decreased during the three and six months ended June 30, 2009 compared to the same periods in 2008 driven primarily by lower home networking product revenues in 2009.

Gross margin increased during the three and six months ended June 30, 2009 compared to the same periods in 2008 driven primarily by the product mix shift from our home networking products to higher margin DBS outdoor unit products and from a reduction in intangible asset amortization. Cost of net revenues included amortization of developed technology in the amounts of $0.4 million and $0.8 million for the three and six months ended June 30, 2009, respectively, and $1.6 million and $2.8 million for the three and six months ended June 30, 2008, respectively. The reduction in the amortization of developed technology was primarily driven by the impairment of our intangible assets which occurred in December 2008. As a result of the impairment, most intangible assets were written down to a net value of zero. The reduced carrying amount of our intangible assets resulted in lower amortization in 2009.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Research & development	$10,102	$15,678	(36)%	$23,425	$28,990	(19)%
% of net revenues	39%	37%		47%	34%

The decrease in research and development expenses during the three months ended June 30, 2009, compared to the three months ended June 30, 2008, was primarily due to decreased personnel costs of $3.9 million (of which $0.8 million was due to stock-based compensation) primarily related to a 28% decrease in the number of employees engaged in research and development activities as a result of the implementation of our March 2009 restructuring plan. Other factors contributing to the decrease in research and development expense include a $1.5 million reduction in development tools and supply costs, which include outside services, masks costs and licenses that fluctuate in timing and amount from period to period, and a $0.2 million reduction in overhead allocations and depreciation, all of which resulted from a general decrease in research and development activities as a result of the March 2009 restructuring plan, including the suspension of the development of our advanced network processor architecture and an associated product which was being staffed primarily out of our Kfar Saba, Israel location.

The decrease in research and development expenses during the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was primarily due to decreased personnel costs of $4.6 million (of which $1.0 million was due to stock-based compensation) primarily related to a 28% decrease in the number of employees engaged in research and development activities as a result of the implementation of our March 2009 restructuring plan. Other factors contributing to the decrease in research and development expense include a $1.8 million reduction in development tools and supply costs, which include outside services, masks costs and licenses that fluctuate in timing and amount from period to period, all of which resulted from a general decrease in research and development activities as a result of the March 2009 restructuring plan, including the suspension of the development of our advanced network processor architecture and an associated product which was being staffed primarily out of our Kfar Saba, Israel location.

Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Sales and marketing	$3,395	$4,455	(24)%	$7,032	$8,599	(18)%
% of net revenues	13%	10%		14%	10%

The decrease in sales and marketing expenses for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, included decreased personnel costs of $0.8 million (of which $0.3 million was due to stock-based compensation), attributable to a 12% decrease in the number of employees engaged in sales and marketing activities at the end of the periods. The decrease in sales and marketing personnel resulted primarily from a reduction-in-force in March 2009. The remainder of the decrease in sales and marketing expenses, including decreases in overhead allocations of $0.1 million, was primarily due to a general decrease in business activities.

The decrease in sales and marketing expenses for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, included decreased personnel costs of $1.3 million (of which $0.5 million was due to stock-based compensation), attributable to a 12% decrease in the number of employees engaged in sales and marketing activities at the end of the periods. The decrease in sales and marketing personnel resulted primarily from a reduction-in-force in March 2009. The remainder of the decrease in sales and marketing expenses, including decreases in overhead allocations of $0.2 million, was primarily due to a general decrease in business activities.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
General & administrative	$2,713	$3,541	(23)%	$5,401	$7,064	(24)%
% of net revenues	10%	8%		11%	8%

The decrease in general and administrative expenses for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, was partly due to decreased personnel costs of $0.1 million attributable to a 12% decrease in the number of employees engaged in general and administrative activities at the end of the periods. The decrease in general and administrative personnel resulted primarily from a reduction-in-force in March 2009. There was a decrease in recruiting fees of $0.2 million due to higher hiring activities during the three months ended June 30, 2008 as compared to the three months ended June 30, 2009. The remainder of the decrease in general and administrative expenses was primarily driven by outside services of $0.4 million and legal fees of $0.1 million primarily due to a general decrease in business activities.

The decrease in general and administrative expenses for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was partly due to decreased personnel costs of $0.5 million (of which $0.3 million was due to stock-based compensation), attributable to a 12% decrease in the number of employees engaged in general and administrative expenses activities at the end of the periods. The decrease in general and administrative personnel resulted primarily from a reduction-in-force in March 2009. There was a decrease in recruiting fees of $0.2 million due to higher hiring activities during the six months ended June 30, 2008. The remainder of the decrease in general and administrative expenses was primarily driven by outside services of $0.6 million and legal fees of $0.4 million primarily due to a general decrease in business activities.

Write Off of In-Process Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Write off of in-process research and development	$0	$1,300	(100)%	$0	$1,300	(100)%
% of net revenues	—%	3%		—%	2%

During the three and six months ended June 30, 2008, as a result of the acquisition of Vativ Technologies, Inc., or Vativ, in April 2008, we incurred a write off of in-process research and development, or IPR&D, related to Vativ’s High Definition Multimedia Interface switch product.

The IPR&D was written-off on the acquisition date because the acquired technology had not yet reached technological feasibility and had no alternative future uses. A discounted cash flow approach was utilized in valuing the IPR&D. The value of the technology was the sum of the present value of projected debt-free net income, in excess of returns on requisite assets, over the economic life of the IPR&D.

Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Amortization of intangible assets	$0	$713	(100)%	$16	$1,309	(99)%
% of net revenues	—%	2%		—%	2%

Amortization of intangible assets decreased during the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily driven by the impairment of our intangible assets which occurred in the three months ended December 31, 2008. As a result of the impairment, most intangible assets were determined to be impaired and written down to a net value of zero. The reduced carrying amount of our intangible assets resulted in lower amortization in 2009.

Restructuring Charges

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146, we have accrued for termination benefits at June 30, 2009, in association with a reduction-in-force in March 2009. Worldwide, 55 employees were impacted. Most of the US employees were terminated immediately and received severance payments upon the signing of a separation agreement. The Israeli and French employees were required by contract or law to receive notice period payments in addition to severance payments. During the three month period ended June 30, 2009, we finalized certain severance agreements with our employees in France and Israel resulting in additional severance expense.

Consistent with SFAS 146, we believe that the statutory notice periods given to employees represent a one-time termination benefit since the employees will receive the notice period payment regardless of whether they work because we are required by law to pay them as part of their termination. Our plan also includes vacating certain facilities and we will record restructuring charges for termination of operating leases and other contract costs as restructuring costs in the period when we cease to use rights conveyed by the contract. The restructuring plan is ongoing and will be completed during the three months ended September 30, 2009 when we anticipate recording approximately an additional $0.1 million of restructuring charges.

As a result of our March 2009 restructuring plan, we recorded restructuring charges of $1.0 million and $2.1 million during the three and six months ended June 30, 2009, respectively.

The intangible assets associated with the acquisition of Arabella were determined to be fully impaired as of March 31, 2009, as the core technology acquired will no longer be used in the ongoing business operations and the future cash flows associated with this technology are zero. We made a decision on March 22, 2009 to cease use of the technology and do not have any plans to use it in future operations. As a result an impairment charge of $0.2 million was recorded in the first quarter of 2009.

The following table presents our restructuring liability in the consolidated balance sheets (in thousands):

	Operating lease commitments	Impairment of property and equipment	Impairment of other long- term assets	Employee separation expenses	Total
Liability as of December 31, 2008	$—	$—	$—	$—	$—
Additions	6	156	2	1,939	2,103
Non-cash charges	(6)	(145)	(2)	—	(153)
Cash payments	—	(11)	—	(1,520)	(1,531)
Restructuring charge adjustment	—	—	—	—	—

Liability as of June 30, 2009	$—	$—	$—	$419	$419

Liquidity and Capital Resources

As of June 30, 2009 and 2008, we had cash and cash equivalents of $31.4 million and $17.0 million, respectively, and marketable securities of $0.8 million and $12.0 million, respectively.

On April 3, 2009, Silicon Valley Bank, or SVB, extended the termination date of our existing $10,000,000 revolving credit line from April 6, 2009 to April 24, 2009. On April 22, 2009, we entered into an Amendment to Loan and Security Agreement, or the Amendment, with SVB to extend further the term of the credit line to April 21, 2010. The Amendment eliminated our prior option to increase the maximum amount of credit available under the credit line from $10,000,000 to $15,000,000 and restricts our ability to transfer assets or collateral to, or make investments in, certain of our subsidiaries in an amount that exceeds $400,000 per month in the aggregate. In addition, under the Amendment, we are required to pay SVB a fee equal to 0.25% per annum, or the Unused Revolving Line Fee Percentage, of the average unused portion of the credit line on a monthly basis, in arrears, and the interest rate applicable to amounts outstanding under the credit line is at prime rate plus 0.5%. However, if the liquidity ratio is less than 1.75 to 1, then the Unused Revolving Line Fee Percentage will be increased to 0.5% per annum and the interest rate will be prime rate plus 2.0%. The amount available under the credit line cannot exceed 80% of the value of our eligible accounts receivable and may be decreased by certain commitments, such as the $1,160,000 and $35,000 standby letters of credit that secure our performance under our headquarters facility lease and our San Jose facility lease, respectively. As of June 30, 2009, there were no other amounts outstanding under the credit line and $8.8 million was available under the credit line.

The following table shows our cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash used in operating activities	$(1,696)	(6,732)
Net cash provided by (used in) investing activities	$2,518	(20,426)
Net cash provided by (used in) financing activities	$510	(7,290)

Total increase (decrease) in cash and cash equivalents	$1,332	(34,448)

Cash Flows from Operating Activities

Net cash used in operating activities was $1.7 million for the six months ended June 30, 2009, primarily resulting from a net loss of $13.0 million and an increase in accounts receivable of $1.0 million due to a majority of sales occurring later in the second quarter of 2009, offset by $5.0 million in stock compensation expenses, a $5.0 million decrease in inventory primarily due to lower than anticipated future revenues at June 30, 2009, and $2.5 million in depreciation and amortization expenses including $0.8 million attributable to amortization of developed technology.

Our operating activities used $6.7 million of cash in the six months ended June 30, 2008. Cash flow used in operating activities for the six months ended June 30, 2008 resulted primarily from a net loss of $10.3 million, an increase in accounts receivable of $11.1 million primarily driven by higher sales with a majority of the sales occurring later in the period, and a $5.7 million increase in inventory primarily driven by higher sales. These changes were partially offset by stock-based compensation of $7.0 million, depreciation and amortization of $5.7 million primarily due to the RF Magic acquisition, a $3.1 million increase in accounts payable related to increases in inventory, a $1.3 million increase in other long-term liabilities related to deferred rent for our new leased facilities in San Diego, California, a $1.3 million non-cash IPR&D charge resulting from the Vativ acquisition, and a $1.1 million increase in accrued payroll and benefits, primarily attributable to the cash retention bonuses to be paid to former Vativ employees who joined us in connection with the Vativ acquisition.

Cash Flows from Investing Activities

Net cash provided by investing activities was $2.5 million for the six months ended June 30, 2009, primarily due to $3.5 million sales of marketable securities offset by $1.0 million purchases of property and equipment primarily consisting of operations and research and development equipment.

We used $20.4 million of cash for investing activities during the six months ended June 30, 2008. Our increase in cash available for investing activities resulted primarily from the net proceeds received from the sale of our common stock upon the completion of our IPO in December 2007. Our investing activities primarily consisted of the net $9.0 million purchases and maturities of marketable securities, $5.3 million purchases of property and equipment mainly consisting of tenant improvements and equipment for our newly leased facilities in San Diego, California and $6.1 million used in the acquisition of Vativ in April 2008.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2009, due primarily to proceeds from the issuance of common stock in connection with stock option exercises and stock purchases made under our ESPP.

Our financing activities used cash of $7.3 million in the six months ended June 30, 2008 which was primarily driven by the payoff of outstanding debt in the amount of $8.9 million. This amount was offset by cash provided by the net proceeds from warrant exercises and purchase of common stock, primarily under our 2007 Employee Stock Purchase Plan.

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

We believe that our cash, cash equivalents and marketable securities of $32.3 million, together with the $8.8 million available to us under our existing credit line as of June 30, 2009, will be sufficient to fund our projected operating requirements for at least the next 12 months. We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of June 30, 2009, we have not recorded any indemnity obligations.

In 2007 and 2008, we were contacted by Motorola requesting that we indemnify Motorola against claims that third parties might amend ongoing patent infringement actions against Motorola to add allegations that products sold by Motorola which incorporate our products infringe one or more of the third parties’ patents. No particular amounts of indemnity have been sought by Motorola. We are in the process of evaluating Motorola’s requests for indemnity and the underlying potential third-party claims regarding Motorola’s products that incorporate our products. At the present time, we are unable to predict the ultimate outcome of these matters.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not believe the adoption of SFAS No. 141R will have any material impact on our future consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141(R)-1, to amend SFAS 141R. FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. We do not anticipate the adoption of this statement will have a material impact on our future consolidated financial statements, absent any material business combinations.

Also in April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1, and FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2, which we adopted on a prospective basis beginning April 1, 2009. These positions extend the disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to interim financial statements of publicly traded companies. The application of FSP 107-1 and FSP 115-2 did not have an impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165, which we adopted on a prospective basis beginning April 1, 2009. SFAS 165 is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. The application of SFAS 165 did not have an impact on our consolidated financial statements.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2009, the carrying value of our cash and cash equivalents approximated fair value. A change in market interest rates of 1.0% annualized would have impacted our net income from these investments by less than $0.1 million for the three months ended June 30, 2009.

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

Our investment policy for marketable securities requires that all securities mature in two years or less, with a weighted average maturity of no longer than 12 months. As of June 30, 2009, the carrying value of $0.8 million approximated the fair value of these securities. The fair value of our marketable securities fluctuates based on changes in market conditions and interest rates and is affected by the credit condition of the U.S. financial sector. Absent the unprecedented turmoil and upheaval in the U.S. financial sector, given the short-term maturities of our marketable securities, we do not believe these instruments to be subject to significant market or interest rate risk. However, the current unstable credit environment of the U.S. financial sector may lead us to incur significant realized, unrealized or impairment losses associated with our investments.

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

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have a history of losses and may not achieve or sustain profitability in the future.*

We have never been profitable on any quarterly or annual basis. We incurred net losses attributable to common stockholders of $136.4 million, $32.1 million and $7.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. For the three and six months ended June 30, 2009, we incurred a net loss attributable to common stockholders of $4.3 million and $13.0 million, respectively. As of June 30, 2009, we had an accumulated deficit of $241.7 million. Accordingly, there can be no assurance if or when we may achieve profitability. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Moreover, we expect to make significant expenditures related to the development of our products and the expansion of our business, including research and development, sales and marketing, and general and administrative expenses. We also incur significant legal, accounting and other expenses related to our status as a public company. Additionally, we may encounter unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures, or unforeseen difficulties or costs associated with the integration of acquired assets or businesses. As a result of these expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. If we are unable to achieve adequate revenue growth, we may not achieve or sustain profitability and our stock price could decline.

We face intense competition and expect competition to increase in the future, with many of our competitors being larger, more established and better capitalized than we.*

The markets for our products are extremely competitive and have been characterized by rapid technological change, evolving industry standards, rapid changes in customer requirements, short product life cycles and frequent introduction of next generation and new products. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced gross profit as a percentage of revenues or gross margins, increased sales and marketing expenses and failure to increase or the loss of market share or expected market share. Semiconductor products in particular have a history of declining prices driven by customer insistence on lower prices as the cost of production is reduced and as demand falls when competitive products or newer, more advanced products are introduced. If market prices decrease faster than product costs, our gross margins and operating margins would be adversely affected. Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we expect to face future competition in the sale of MoCA-compliant chipsets. For example, Broadcom Corporation has announced the availability of engineering samples of two multi-format video decoded system-on-a-chip solutions with integrated MoCA functionality in January 2009 and announced that its home networking reference design platform achieved MoCA certification from the MoCA certification board in April 2009. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge that could acquire significant market share. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop products or technologies that cause our products and technologies to become non-competitive or obsolete, or cause us to reduce substantially our prices.

Currently, we face competition from a number of established companies that offer products based on competing technologies, such as Data over Cable Service Interface Specifications, versions of Digital Subscriber Line, Ethernet, HomePNA, HomePlug AV, Wi-Fi, WiMedia, which is based on ultra-wide band technology, WiMAX, also known as Worldwide Interoperability for Microwave Access, and remote storage digital-video recorders, or RS-DVRs. Many of our competitors and potential competitors are substantially larger and have longer operating histories, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we. Given their capital resources, many of these larger organizations are in a better position to withstand any significant reduction in capital spending by customers or market downturns in the markets in which we compete. Many of our competitors also have broader product lines and market focus, allowing them to bundle their products and services and effectively use other products to subsidize lower prices for those products that compete with ours or to provide integrated product solutions that offer cost advantages to customers. In addition, many of our competitors have been in operation much longer than we and therefore have better name recognition and more long-standing and established relationships with service providers, ODMs and OEMs.

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

•	our ability to identify new and emerging markets and market trends;

•	our ability to recruit design and application engineers and other technical personnel;

•	our ability to protect our intellectual property and obtain licenses to the intellectual property of others on commercially reasonable terms; and

•	availability of substitute goods offered at a lower price than ours.

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

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*

We derive a substantial portion of our revenues from a limited number of customers. For example, during the six months ended June 30, 2009, 10 customers accounted for 92% of our revenues. During the six months ended June 30, 2009, Motorola, Actiontec and Wistron accounted for 23%, 19% and 13%, respectively, of our revenues. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

In addition, we depend on a limited number of service providers that purchase products from our customers. To date, only a limited number of major service providers, such as Verizon, Time Warner Cable Inc., or Time Warner, and Cox Communications, Inc., or Cox, have publicly announced their intentions to use the MoCA standard for home networking. We also primarily rely on two major service providers, DISH and DIRECTV, to deploy products using our digital broadcast satellite outdoor unit solutions. During the six months ended June 30, 2009 and the year ended December 31, 2008, products sold to our customers that were incorporated into products purchased by Verizon, DISH and DIRECTV accounted for substantially all of our revenues. If these service providers, or other service providers that elect to use our products, reduce or eliminate purchases of our customers’ products which incorporate our products, this would significantly reduce our revenues and adversely affect our operating results. Due to weakness in the current economic outlook, some service providers may reduce or delay spending or taking delivery of our customers’ products which incorporate our products to respond to rapidly changing economic conditions. This may lead to an inventory built up by our customers who may, in turn, reschedule taking delivery of our products or wait to clear their existing inventory before ordering more products from us, which, in turn, may adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on a limited number of service providers’ demand for products which incorporate our products.

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

If the market for HD video and other multimedia content delivery solutions based on the MoCA standard does not develop as we anticipate, our revenues may decline or fail to grow, which would adversely affect our operating results.*

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our revenues from sales of our home networking products based on the MoCA standard. The market for such multimedia content delivery solutions based on the MoCA standard is relatively new, still evolving and difficult to predict. We believe our primary competition in this market currently comes from companies that offer products based on non-MoCA home networking solutions, such as Ethernet, HomePNA, Home Plug AV, Wi-Fi, WiMedia and RS-DVRs, but we expect other semiconductor manufacturers to compete with us in the manufacture and sale of MoCA-compliant chipsets in the future. It is uncertain whether the MoCA standard will achieve and sustain high levels of demand and market acceptance. Moreover, deployment of services or electronic devices utilizing MoCA-based solutions may be delayed or slower than we anticipate. If the market for MoCA-based solutions does not continue to develop or develops more slowly than we expect, or if we make errors in predicting adoption and deployment rates for these solutions, our revenues may be significantly adversely affected.

Our success will depend to a substantial extent on the willingness of service providers, ODMs and OEMs to adopt the MoCA standard for multimedia content delivery. As of June 30, 2009, only a limited number of major service providers, such as Verizon, Time Warner and Cox had publicly announced their intentions to use the MoCA standard for home networking. Some service providers, ODMs and OEMs have adopted and others may adopt multimedia content delivery solutions that rely on technologies other than the MoCA standard or may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, MoCA-based solutions. It is critical to our success that additional service providers, including telecommunications carriers, digital broadcast satellite service providers and cable operators, adopt the MoCA standard for home networking.

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

The semiconductor and communications industries have historically experienced cyclical behavior and prolonged downturns, which could impact our operating results, financial condition and cash flows.*

The semiconductor and communications industries, which have historically exhibited cyclical behavior, are both currently experiencing industry downturns and are likely to experience recessionary periods in the future. The economic turmoil that has arisen in the credit markets has had an adverse effect on the ability of businesses to obtain short and long term funding for working capital and has caused a rapid deterioration of the global economic conditions. As a result, some service providers, OEMs and ODMs may slow down their research and development activities, cancel or delay new product development, reduce their inventories and/or take a cautious approach to acquiring products, which may lead to a significant negative impact to our business. Because a significant portion of our expenses is fixed in the near term or is incurred in advance of anticipated sales, we may not be able to decrease our expenses rapidly enough to offset any unanticipated shortfall in revenues during industry downturns, which could adversely affect our operating results.

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

Our operating results may be harmed if our restructuring plans do not achieve the anticipated results or cause undesirable consequences.*

In the last 12 months, we have implemented restructuring plans which resulted in us reducing our workforce by a total of 75 individuals. These restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we face an increased risk of employment litigation. Furthermore, employees whose positions were eliminated in connection with these restructuring plans may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth or revenue opportunities.

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

Adverse U.S. and international economic conditions have affected and may continue to adversely affect our revenues, margins and profitability.*

Since September 2008, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events, together with the current adverse economic conditions facing the broader economy and, in particular, the semiconductor and communications industries, have, and may continue to adversely affect our business as service providers cut back or delay deployments that include our products and to the extent that consumers decrease their discretionary spending for enhanced video offerings from service providers, which may in turn lead to cautious or reduced spending by service providers and, in turn, may lead to a decrease in orders for our products, thereby adversely affecting our operating results.

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

Notwithstanding our recent reductions-in-force, we continue to intend to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this expansion and growth, or if our business does not grow as we expect, we may not be able to realize a return on the resources we devote to expansion.*

We have grown significantly in a short period of time, in part, as a result of our various acquisitions, including our 2007 acquisition of RF Magic. For example, even after taking into account the recent reductions-in-force that we have implemented in the last 12 months, our headcount increased from 83 full-time employees as of December 31, 2006 to 252 as of June 30, 2009. Notwithstanding our reductions-in-force, we anticipate that we will continue to expand our infrastructure and grow our headcount to accommodate changes in our research and development strategy and achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of our product deployments. The rapid change in the size of our organization has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our success in managing our operations and changes in size will be dependent upon our ability to:

•	enhance our operational, financial and management controls, human resource policies and reporting systems and procedures;

•	expand our facilities and equipment;

•	successfully hire, train, motivate and productively deploy additional employees, including technical personnel; and

•	expand our international resources.

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

•	integrating businesses, operations and technologies;

•	retaining and assimilating key personnel;

•	retaining existing customers and attracting additional customers;

•	creating uniform standards, controls, procedures, policies and information systems;

•	meeting the challenges inherent in efficiently managing an increased number of employees, including some at geographic locations distant from our headquarters and senior management; and

•	implementing appropriate systems, policies, benefits and compliance programs.

Integration in particular may involve considerable risks and may not be successful. These risks include the following:

•	the potential disruption of our ongoing business and distraction of our management;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the acquired companies;

•	the impairment of relationships with employees, suppliers and customers; and

•	potential unknown or contingent liabilities.

The inability to successfully integrate any businesses we acquire, or any significant delay in achieving integration, could delay introduction of new products and require expenditure of additional resources to achieve integration. For example, although we recorded significant amounts of goodwill and other intangible assets in connection with the acquisitions we completed in 2007 and 2008, as a result of the recent industry and economic turmoil and its effects on our market value and business outlook, we had to reduce the carrying amount of all of these long-lived assets and, as of June 30, 2009, we have recorded an aggregate impairment charge of $113.4 million against our goodwill and intangible assets carrying value related to these acquisitions.

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

The average selling prices of our products have historically decreased over time and will likely do so in the future, which may reduce our revenues and gross margins.*

Our products and products sold by other companies in our industry have historically experienced a decrease in average selling prices over time. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. For example, while we are currently the only manufacturer of MoCA-compliant chipsets, we expect that other chipset manufacturers who are members of MoCA will produce competing chipsets and create pricing pressure for such products. Our future operating results may be harmed due to the decrease of our average selling prices. To maintain our current gross margins or increase our gross margins in the future, we must develop and introduce on a timely basis new products and product enhancements, continually reduce our product costs and manage product transitions in a timely and cost-effective manner. Our failure to do so would likely cause our revenues and gross margins to decline, which could have a material adverse effect on our operating results and cause the value of our common stock to decline.

Our product development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*

Our product development efforts require substantial research and development expense. Our research and development expense was $23.4 million and $29.0 million for the six months ended June 30, 2009 and 2008, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

The development of our products is also highly complex. Due to the relatively small size of our product design teams, our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial and technical resources. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Unanticipated problems in developing products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements and could substantially increase our costs. Furthermore, we may expend significant amounts on a research and development program that may not ultimately result in a commercially successful product, and we have in the past terminated ongoing research and development programs before they could be brought to successful conclusions. As a result of these and other factors, we may be unable to develop and introduce new products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. Any failure to successfully develop future products would have a material adverse effect on our business, financial condition and results of operations.

Our products typically have lengthy sales cycles, which may cause our operating results to fluctuate, and a service provider, ODM or OEM customer may decide to cancel or change its service or product plans, which could cause us to lose anticipated sales.*

Our products typically have lengthy sales cycles. A service provider must first evaluate our products. This initial evaluation period can vary considerably based on the service provider and product being evaluated, and could take a significant amount of time to complete. Products incorporating new technologies generally require longer periods for evaluation. After this initial evaluation period, if a service provider decides to adopt our products, that service provider and the applicable ODM or OEM customers will need to further test and evaluate our products prior to completing the design of the equipment that will incorporate our products. Additional time is needed to begin volume production of equipment that incorporates our products. Due to these lengthy sales cycles, we may experience significant delays from the time we incur research and development and sales expenses until the time, if ever, that we generate sales from these products. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel or change its product plans. From time to time, we have experienced changes, delays and cancellations in the purchase plans of our customers. A cancellation or change in plans by a service provider, ODM or OEM customer could prevent us from realizing anticipated sales. In addition, our anticipated sales could be lost or substantially reduced if a significant service provider, ODM or OEM customer reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products. We may invest significant time and effort in marketing to a particular customer that does not ultimately result in a sale to that customer. As a result of these lengthy and uncertain sales cycles for our products, it is difficult for us to predict if or when our customers may purchase products in volume from us, and our operating results may vary significantly from quarter to quarter, which may negatively affect our operating results for any given quarter.

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

We rely on sales representatives to assist in selling our products, and the failure of these representatives to perform as expected could reduce our future sales.

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

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.*

We intend to continue spending substantial amounts in connection with our expansion in order to grow our business. We may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. Although we currently have access to a $10.0 million line of credit under the terms of our existing Loan and Security Agreement, as amended, with SVB, of which $8.8 million was available at June 30, 2009, the current turmoil in the credit markets may affect Silicon Valley

Bank’s willingness or ability to provide us with full access to our line of credit when needed or renew the term of the credit line when it expires in April 2010.

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

We have in the past received and we, our customers or the service providers that purchase products from our customers may in the future receive inquiries from other patent holders and may become subject to claims that we infringe their intellectual property rights. Any intellectual property claim or dispute, regardless of its merits, could force us, our customers or the service providers that purchase our products from our customers to license the third party’s patents for substantial royalty payments or cease the sale of the alleged infringing products or use of the alleged infringing technologies, or force us to defend ourselves and possibly our customers or contract manufacturers in litigation. Any cessation of product sales by us, our customers or the service providers that purchase products from our customers could have a substantial negative impact on our revenues. Any litigation, regardless of its outcome, could result in substantial expense and significant diversion of our management’s time and other resources. Moreover, any such litigation could subject us, our customers or the service providers that purchase our products from our customers to significant liability for damages (including treble damages), temporary or permanent injunctions, or the invalidation of proprietary rights or require us, our customers or the service providers that purchase products from our customers to license the third party patents for substantial royalty or other payments.

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

Risks Related to International Operations

We expect a significant portion of our future revenues to come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Revenues outside of the United States comprised 97% and 99% of our total revenues for the six months ended June 30, 2009 and 2008, respectively. International business activities involve certain risks, including:

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

Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*

As of June 30, 2009, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 32% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to substantially influence or determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Our stock may be delisted from The NASDAQ Global Market if the closing bid price for our common stock is not maintained at $1.00 per share or higher.*

Our common stock must trade at or above $1.00 to meet NASDAQ’s minimum bid requirement for continued listing on The NASDAQ Global Market. Due to the turmoil in the stock markets, NASDAQ suspended its enforcement of the rules requiring a minimum $1.00 closing bid price during the period beginning October 16, 2008 through July 31, 2009. As of August 3, 2009, NASDAQ has reinstated the minimum $1.00 closing bid price requirement. Therefore, if the closing bid price of our common stock falls below $1.00 at any time following NASDAQ’s reinstatement of its minimum closing bid price requirement, NASDAQ may make a determination to delist our common stock. Any such delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease and could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees. In the last 12 months, our common stock has traded at below $1.00 per share at closing for an extended period of time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities of the Company that were sold during the three months ended June 30, 2009:

(1)	As of March 31, 2009, options to purchase up to 3,717,000 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the three months ended June 30, 2009, options exercisable for up to 622,133 shares of common stock were cancelled without being exercised and options to purchase 331,837 shares of common stock were exercised at a weighted average exercise price of $0.68 per share. As of June 30, 2009, options to purchase up to 2,763,030 shares of our common stock remained outstanding under the 2001 Plan.

(2)	As of March 31, 2009, options to purchase up to 1,402,810 shares of our common stock were outstanding under our RF Magic Plan, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. Of these options, during the three months ended June 30, 2009, options exercisable for up to 64,699 shares of common stock were cancelled without being exercised and options to purchase 60,729 shares of common stock were exercised at a weighted average exercise price of $0.48 per share. As of June 30, 2009, options to purchase up to 1,277,382 shares of our common stock remained outstanding under the RF Magic Plan.

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

Issuer Purchases of Equity Securities

Pursuant to the terms of the 2001 Plan, options may be exercised prior to vesting. Shares of common stock issued prior to vesting that remain unvested are subject to a repurchase option in our favor that lapses in accordance with the original vesting schedule for the option. The following table provides information with respect to purchases made by us of shares of our common stock during the three months ended June 30, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Value Paid by Company
June 1, 2009 through June 30, 2009	—	$—	$—
May 1, 2009 through May 31, 2009	3,462	0.33	1,125
April 1, 2009 through April 30, 2009	—	—	—

Total	3,462		$1,125

(1)	All shares were originally purchased from us by directors, employees and consultants pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our directors, employees and consultants upon the termination of their employment or consulting relationship with us pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our 2001 Plan and the related stock option agreements.

Working Capital Restrictions and Other Limitations upon the Payment of Dividends

Under the terms of our Loan and Security Agreement, as amended, with SVB, we are not permitted to pay cash dividends without SVB’s prior consent. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 19, 2009. At the Annual Meeting, our stockholders (i) elected each of the persons listed below to serve as a Class II director of the Company until the 2012 Annual Meeting of Stockholders, and (ii) ratified the selection by the audit committee of our board of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

We had 69,488,675 shares of common stock outstanding and entitled to vote as of the close of business on March 31, 2009, the record date for the Annual Meeting. At the Annual Meeting, 55,493,291 shares of common stock were present in person or represented by proxy for the two proposals indicated above. The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1: To elect two Class II directors to hold office until our 2012 Annual Meeting of Stockholders.

Director	Votes in Favor	Votes Withheld
Kenneth Merchant, Ph.D.	48,827,425	6,665,866
Umesh Padval	48,716,351	6,776,940

Proposal 2: To ratify the selection by the audit committee of our board of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

Votes in Favor	51,120,817
Votes Against	4,256,339
Abstentions	116,135

Item 6.	Exhibits.

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

ENTROPIC COMMUNICATIONS, INC.

Date: August 3, 2009	By:	/s/ David Lyle

David Lyle
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

4.2 (3)	Form of Common Stock Certificate of the Registrant.

4.3 (4)	Third Amended and Restated Investor Rights Agreement dated June 30, 2007, as amended, by and among the Registrant and certain of its stockholders.

10.1(5)	Director Offer Letter dated June 9, 2009 by and between the Registrant and Keith Bechard.

10.2(6)	Amendment to Loan and Security Agreement dated April 3, 2009 by and between the Registrant and Silicon Valley Bank.

10.3(6)	Amendment to Loan and Security Agreement dated April 22, 2009 by and between the Registrant and Silicon Valley Bank.

10.4(6)	Description of 2009 Bonus Plan, effective as of April 6, 2009.

31.1 *	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.

(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2008.

(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2009.

(6)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2009.