Form 10-Q
period 2009-09-30
ENTROPIC COMMUNICATIONS INC
filed 2009-10-27
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

There were 70,827,220 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of the close of business on October 26, 2009, the latest practicable date.

ENTROPIC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2009	December 31, 2008(1)
Assets
Current assets:
Cash and cash equivalents	$34,329	$30,071
Marketable securities	—	4,339
Accounts receivable, net	15,648	13,915
Inventory	14,067	18,693
Prepaid expenses and other current assets	2,625	2,785

Total current assets	66,669	69,803
Property and equipment, net	11,757	13,046
Intangible assets, net	2,028	3,469
Other long-term assets	258	284

Total assets	$80,712	$86,602

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,882	$5,166
Accrued payroll and benefits	3,373	3,498
Accrued expenses and other current liabilities	2,652	2,707
Deferred revenues	165	467

Total current liabilities	12,072	11,838
Stock repurchase liability	431	784
Other long-term liabilities	3,052	3,231
Stockholders’ equity:
Common stock	71	69
Additional paid-in capital	308,058	299,305
Accumulated deficit	(242,928)	(228,667)
Accumulated other comprehensive (loss) income	(44)	42

Total stockholders’ equity	65,157	70,749

Total liabilities and stockholders’ equity	$80,712	$86,602

(1)	The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$30,958	$31,678	$81,227	$116,502
Cost of net revenues	15,332	17,308	40,437	64,014

Gross profit	15,626	14,370	40,790	52,488
Operating expenses:
Research and development	10,824	13,902	34,249	42,892
Sales and marketing	3,345	3,991	10,377	12,590
General and administrative	2,642	2,798	8,043	9,862
Write off of in-process research and development	—	—	—	1,300
Amortization of intangibles	—	713	16	2,022
Restructuring charges	70	209	2,173	1,278
Impairment of goodwill and intangible assets	—	—	208	—

Total operating expenses	16,881	21,613	55,066	69,944

Loss from operations	(1,255)	(7,243)	(14,276)	(17,456)
Other income, net	26	156	115	149

Loss before income taxes	(1,229)	(7,087)	(14,161)	(17,307)
Income tax provision	9	37	100	119

Net loss attributable to common stockholders	$(1,238)	$(7,124)	$(14,261)	$(17,426)

Net loss per share attributable to common stockholders – basic and diluted	$(0.02)	$(0.11)	$(0.21)	$(0.26)

Weighted average number of shares used to compute loss per share attributable to common stockholders	70,146	67,669	69,473	67,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net loss	$(14,261)	$(17,426)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,547	2,375
Amortization of intangible assets	1,233	6,442
Impairment of goodwill and intangible assets	208	—
Stock-based compensation to consultants	18	92
Stock-based compensation to employees	7,208	10,362
Interest expense attributable to amortization of debt issuance costs	—	476
In-process research and development	—	1,300
Impairment of assets related to restructuring charge	94	259
Loss on disposal of assets	—	8
Changes in operating assets and liabilities:
Restricted cash	—	58
Accounts receivable	(1,733)	4,800
Inventory	4,627	(6,909)
Prepaid expenses and other current assets	160	686
Other long-term assets	25	44
Accounts payable	716	(5,499)
Accrued payroll and benefits	(209)	(309)
Accrued expenses and other liabilities	(55)	(913)
Deferred revenues	(302)	(303)
Other long-term liabilities	(180)	1,296

Net cash provided by (used in) operating activities	96	(3,161)
Investing activities:
Purchases of property and equipment	(1,352)	(5,741)
Purchases of marketable securities	—	(17,144)
Sales/maturities of marketable securities	4,339	13,249
Net cash used in acquisitions	—	(6,113)

Net cash provided by (used in) investing activities	2,987	(15,749)
Financing activities:
Principal payments on software license and capital lease obligations	—	(9,180)
Net proceeds from the issuance of common stock, net of issuance costs	1,182	1,859
Purchases of common stock	(7)	—
Net cash provided by (used in) financing activities	1,175	(7,321)

Net increase (decrease) in cash and cash equivalents	4,258	(26,231)
Cash and cash equivalents at beginning of period	30,071	51,475

Cash and cash equivalents at end of period	$34,329	$25,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTROPIC COMMUNICATIONS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2009

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In preparing the accompanying unaudited condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through October 27, 2009, the date that these financial statements are issued.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Among the significant estimates affecting the condensed consolidated financial statements are those related to business combinations, revenue recognition, allowance for doubtful accounts, inventory reserves, long-lived assets (including goodwill and intangible assets), warranty reserves, accrued bonuses, income taxes, valuation of equity securities and stock-based compensation. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported in operating expenses in the consolidated statements of operations.

Revenue Recognition

The Company’s revenues are generated principally by sales of its semiconductor products. During each of the three and nine month periods ended September 30, 2009 and 2008, product revenues represented approximately 99% of the Company’s total net revenues. The Company also generates service revenues from development contracts.

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

A portion of the Company’s sales are made through distributors, agents or customers acting as agents under agreements allowing for pricing credits and/or rights of return. Product revenues on sales made through these distributors are not recognized until the distributors ship the product to their customers.

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

The Company also has an inventory “hubbing” arrangement with a key customer. Pursuant to this arrangement, the Company delivers products to the designated third-party warehouse based upon the customer’s projected needs, but does not recognize product revenue unless and until the customer removes the Company’s products from the third-party warehouse to incorporate into its own products.

The Company derives revenues from development contracts that involve new and unproven technologies. Revenues under these contracts are deferred until customer acceptance is obtained and other contract-specific terms have been completed. Provisions for losses related to development contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. The costs associated with development contracts are included in cost of service revenue. The Company defers the cost of services provided under its development contracts.

The Company has a development agreement that provides for royalties in exchange for an exclusive right to manufacture and sell certain products. The Company has determined that it is not able to estimate reliably the royalties earned in the period the sales occur. Thus, the Company records revenues based on cash receipts. The royalty revenues recorded during the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008 were $384,000, $533,000, $1,554,000 and $2,299,000, respectively.

The Company also has entered into arrangements to license its hardware and software, also referred to as the “nodes”, to certain members of the Multimedia over Coax Alliance (“MoCA”) for a period of three years and to provide upgrades when and if they become available. The agreements limit the rights to use the nodes to test compliance of the members’ own products to the MoCA specification. For these arrangements, the Company defers all of the license revenues when the nodes are delivered and recognizes the revenues on a straight-line basis over the three-year term.

The Company allocates revenue for transactions that include multiple elements to each unit of accounting based on its relative fair value and recognizes revenue for each unit of accounting when revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value. When the Company has objective evidence of the fair values of undelivered elements but not delivered elements, the Company allocates revenue first to the fair value of the undelivered elements, and the residual revenue is then allocated to the delivered elements. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered or services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

Goodwill and Intangible Assets

The Company records goodwill and other intangible assets based on the fair value of the assets acquired. In determining the fair value of the assets acquired, the Company utilizes extensive accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. The Company uses the discounted cash flow method to estimate the value of intangible assets acquired. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that the Company uses to manage its business and are based on available historical information and industry estimates and averages.

The Company assesses goodwill and certain intangible assets for impairment using fair value measurement techniques on an annual basis or more frequently if indicators of impairment exist. The Company performs an interim goodwill impairment test when it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The Company operates within one reporting unit. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including the size and timing of deployments by the Company’s customers and related projections and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, stage of products in development, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables.

During the three months ended March 31, 2009, the Company implemented a restructuring plan (see Note 2). As part of the restructuring plan, the Company closed its Kfar Saba, Israel office and terminated all of the employees at that location. As a result of this location closure, the Company reassessed the intangible assets associated with the Company’s Kfar Saba, Israel office and recorded an impairment charge for the remaining $208,000 of developed technology intangible assets associated with the Company’s 2007 acquisition of Arabella Software, Ltd. (“Arabella”).

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

Rebates

The Company provides rebates on its products to certain customers. At the time of the sale, the Company accrues 100% of the potential rebate as a reduction to revenue and does not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. The Company reverses the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when the Company believes unclaimed rebates are no longer subject to payment and will not be paid. For the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, the Company reduced net revenues by $98,000, $146,000, $327,000 and $496,000, respectively, in connection with its rebate programs.

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

Income Taxes

The Company estimates income taxes based on the various jurisdictions where the Company conducts business. Significant judgment is required in determining the Company’s worldwide income tax provision. The Company estimates the current tax liability and assesses temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are reflected in the Company’s balance sheets. The Company then assesses the likelihood that deferred tax assets will be realized. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. When a valuation allowance is established or increased, the Company records a corresponding tax expense in the Company’s statements of operations. The Company reviews the need for a valuation allowance each interim period to reflect uncertainties about whether the Company will be able to utilize deferred tax assets before they expire. The valuation allowance analysis is based on estimates of taxable income for the jurisdictions in which the Company operates and the periods over which the Company’s deferred tax assets will be realizable. Changes in the Company’s valuation allowance could result in material increases or decreases in the Company’s income tax expense in the period such changes occur, which could have a material impact on the Company’s operating results.

The Company recognizes and measures benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that has more than a 50% chance of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in the Company’s income tax expense in the period such changes occur, which could have a material impact on the Company’s effective tax rate and operating results.

Stock-Based Compensation

The Company has stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employees. The Company also has an employee stock purchase plan for all eligible employees.

The Company’s stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company has no stock-based compensation awards with market or performance conditions. The stock-based compensation expense attributable to awards under the Company’s 2007 Employee Stock Purchase Plan (the “ESPP”) was determined using the Black-Scholes option pricing model.

The Company also grants awards to non-employees, and determines the fair value of such stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

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

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for business combinations, which establishes the principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact of this guidance on the Company’s consolidated financial statements will ultimately depend on the terms of any future business transactions.

On February 6, 2008, the FASB issued guidance for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in issued financial statements on a recurring basis. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued authoritative guidance which requires enhanced disclosure related to derivatives and hedging activities to improve the transparency of financial reporting. In accordance with this guidance, entities are required to provide enhanced disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how an entity accounts for derivative instruments and related hedge items; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items, and for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At this time, the Company does not invest in derivative instruments or hedging activities, and accordingly, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, and will not have a material impact on the Company’s future consolidated financial statements, unless the Company invests in derivative instruments or engages in hedging activities in the future.

In June 2008, the FASB reached a consensus on the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock, which became effective for fiscal years beginning after December 15, 2008. The guidance requires companies to adopt a two-step approach, separately evaluating the instrument’s contingent exercise provisions first and the instrument’s settlement provisions second. This consensus did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified authoritative guidance on accounting for defensive intangible assets that are acquired in a business combination. Defensive intangible assets are assets that an entity does not intend to use actively but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, the guidance requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period in which such assets diminish in value. Defensive intangible assets must be recognized at fair value in accordance with authoritative guidance that establishes the principles and requirements for how the acquirer of a business recognizes and measures the identifiable assets acquired in its financial statements. This new guidance on accounting for defensive intangible assets, which the Company adopted on January 1, 2009, is effective for financial statements issued for fiscal years beginning after December 15, 2008. In the first nine months of 2009, the Company did not acquire any intangible assets and its adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB amended authoritative guidance which addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the fair value as of the acquisition date cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not anticipate the adoption of this guidance to have a material impact on its future consolidated financial statements, absent any material business combinations.

In April 2009, the FASB amended existing guidance on determining whether an impairment for investments in debt securities is other than temporary. The Company adopted the revised guidance on a prospective basis beginning April 1, 2009. The application of the revised guidance did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting and disclosure for events that occur subsequent to the balance sheet date but before financial statements are issued or are available to be issued, which the Company adopted on a prospective basis beginning April 1, 2009. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. The application of this guidance did not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance to improve financial reporting by enterprises involved with variable interest entities. The guidance is effective for interim and annual periods beginning after November 15, 2009, with earlier adoption permitted. The Company does not anticipate the adoption of this guidance to have a material impact on its future consolidated financial statements, absent any variable interest entities which require consolidation.

In June 2009, the FASB issued authoritative guidance establishing the Hierarchy of Generally Accepted Accounting Principles. The guidance provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganizes the literature. The Company adopted the guidance for the interim period ended September 30, 2009. The application of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued authoritative guidance that provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. The guidance is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. The guidance is effective for the first interim reporting period beginning after issuance. The Company does not anticipate the adoption of this guidance to have a material impact on the Company’s future consolidated financial statements.

In October 2009, the FASB issued authoritative guidance for arrangements with multiple deliverables. The guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. The guidance also removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance. The new guidance requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. Early adoption of the guidance is permitted. The Company is currently evaluating the impact of adopting this guidance on the Company’s future consolidated financial statements.

2. Supplemental Financial Information

Fair Value of Financial Instruments

The Company holds certain financial assets, including cash equivalents and marketable securities, which are required to be measured at fair value on a recurring basis. Cash equivalents include commercial paper and corporate bonds of high credit quality. Marketable securities include corporate debt and asset backed securities, are carried at amortized cost which approximates fair value and mature in one year or less. Accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the Company’s fair value hierarchy for financial assets measured as of September 30, 2009 (in thousands):

	Fair Value Measurements as of September 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$34,329	$34,329	$—	$—
Marketable securities	—	—	—	—

Total	$34,329	$34,329	$—	$—

During the nine months ended September 30, 2009, no transfers were made into or out of the Level 3 category.

Inventory

The components of the Company’s inventory were as follows (in thousands):

	As of September 30, 2009	As of December 31, 2008
Work-in-process	$6,755	$7,561
Finished goods	7,312	11,132

Total inventory	$14,067	$18,693

Property and Equipment

Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	As of September 30, 2009	As of December 31, 2008
Office and laboratory equipment	5	$8,788	$8,148
Computer equipment	3 - 5	2,348	2,111
Furniture and fixtures	6 - 7	1,550	1,579
Leasehold improvements	Lease term	5,040	4,938
Licensed software	1 - 3	1,194	1,235
Construction in progress		250	125

		19,170	18,136
Accumulated depreciation		(7,413)	(5,090)

Property and equipment, net		$11,757	$13,046

Depreciation and amortization expense for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008 was $829,000, $861,000, $2,547,000 and $2,375,000, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of September 30, 2009
	Gross	Accumulated Amortization	Impairment	Net
Developed technology	$24,800	$(8,657)	$(14,115)	$2,028

As of September 30, 2009, the estimated future amortization expenses of intangible assets expected to be charged to cost of net revenues for the remainder of the fiscal year ending December 31, 2009, and periods thereafter, are as follows (in thousands):

Years Ending December 31,	Cost of Net Revenues
Remainder of 2009	$406
2010	1,622

Total	$2,028

Accrued Warranty

The following table presents a rollforward of the Company’s product warranty liability, which is included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets (in thousands):

As of September 30, 2009
Liability as of December 31, 2008	$348
Expirations	(386)
Accruals for warranties issued during the nine months ended September 30, 2009	327
Settlements made during the nine months ended September 30, 2009	(99)

Liability as of September 30, 2009	$190

Accrued Management Bonuses

The Company maintains a discretionary management bonus plan. The potential bonus payments made under the plan are based significantly on the achievement of operational, financial and business development objectives for the calendar year. As of September 30, 2009, the Company believed the achievement of certain performance targets for the management bonuses is probable. As of September 30, 2009, the Company has recorded $798,000 in expense for these bonuses.

Restructuring Activity

In March 2009, the Company implemented a restructuring plan that resulted in a reduction-in-force which impacted 55 employees worldwide. Most of the U.S. employees were terminated immediately and received severance payments upon the signing of a separation agreement. Employees in the Company’s Israel and France offices were required by contract or law to receive notice period payments in addition to severance payments.

The Company believes that the statutory notice period payments given to the terminated Israel and France employees represent a one-time termination benefit since the Company is required by law to pay these employees their notice period payment as part of their termination regardless of whether they continued to work for the Company through their actual termination date. The Company’s restructuring plan also included vacating certain facilities, for which the Company recorded restructuring charges related to the termination of operating leases and other contract costs as restructuring costs in the period in which the Company ceased to use rights conveyed by the applicable contract.

As a result of the March 2009 restructuring plan, the Company recorded restructuring charges of $70,000 and $2,173,000 during the three and nine months ended September 30, 2009, respectively. The Company does not expect to record additional material charges, if any, in the future with respect to the March 2009 restructuring plan.

The following table presents the Company’s restructuring liability in the interim condensed consolidated balance sheets (in thousands) as of September 30, 2009:

	Operating lease commitments	Impairment of property, equipment and related expenses	Impairment of other long- term assets	Employee Separation Expenses	Total
Liability as of December 31, 2008	—	—	—	—	—
Additions	6	199	2	1,966	2,173
Non-cash charges	(6)	(94)	(2)	—	(102)
Cash payments	—	(21)	—	(1,786)	(1,807)

Liability as of September 30, 2009	$—	$84	$—	$180	$264

The intangible assets associated with the acquisition of Arabella in 2007 were determined to be fully impaired as of March 31, 2009, as the core technology acquired will no longer be used in the Company’s ongoing business operations and there are no future cash flows associated with this technology. The Company made a decision in March 2009 to cease use of the technology and does not have any plans to use it in future operations. As a result, an impairment charge of $208,000 was recorded in the first quarter of 2009.

In August 2008, the Company implemented a restructuring plan to improve its operating cost structure. The Company provided severance pay and other related benefits to the employees terminated as a result of this restructuring plan. The Company recorded a $209,000 restructuring charge related to this plan.

In February 2008, the Company implemented a restructuring plan to exit the operating lease for its former corporate headquarters in San Diego, California. The Company recorded a $1,069,000 restructuring charge, including $815,000 for the exited facility and $254,000 related to the impairment of property and equipment and other long-term assets.

The following table presents the Company’s restructuring liability in the interim condensed consolidated balance sheets (in thousands) as of September 30, 2008:

	Operating lease commitments	Impairment of property, equipment and related expenses	Impairment of other long- term assets	Employee Separation Expenses	Total
Liability as of December 31, 2007	$—	$—	$—	$—	$—
Additions	820	190	64	209	1,283
Restructuring liability adjustment	(5)	—	—		(5)
Non-cash charges	—	(190)	(64)		(254)
Cash payments	(815)	—	—	(190)	(1,005)

Liability as of September 30, 2008	$—	$—	$—	$19	$19

Debt

The Company has access to a $10,000,000 revolving credit line under the terms of its Loan and Security Agreement, as amended, with Silicon Valley Bank (“SVB”). The Company’s credit line will expire on April 21, 2010. Under the terms of this agreement, the Company may not transfer assets or collateral to, or make investments in, certain of its subsidiaries in an amount that exceeds $400,000 per month in the aggregate. In addition, the Company is required to pay SVB a fee equal to 0.25% per annum (the “Unused Revolving Line Fee Percentage”) of the average unused portion of the credit line on a monthly basis, in arrears, and the interest rate applicable to amounts outstanding under the credit line is at prime rate plus 0.5%. However, if the liquidity ratio is less than 1.75 to 1, then the Unused Revolving Line Fee Percentage will be increased to 0.5% per annum and the interest rate will be prime rate plus 2.0%. The amount available under the credit line cannot exceed 80% of the value of the Company’s eligible accounts receivable and may be decreased by certain commitments, such as the $1,160,000 and $35,000 standby letters of credit that secure the Company’s performance under its headquarters facility lease and its San Jose, California facility lease, respectively. As of September 30, 2009, there were no other amounts outstanding under the credit line and $8.8 million was available under the credit line.

Deferred Rent

The Company recognizes rent expense on a straight-line basis over the lease term and also records landlord allowances for tenant improvements as deferred rent. The deferred rent is amortized over the lease term as a reduction of rent expense. As of September 30, 2009 and December 31, 2008, there was $2,343,000 and $2,524,000, respectively, of unamortized deferred rent recorded as a component of other long-term liabilities.

Purchase Commitments

The Company had firm purchase order commitments for the acquisition of inventory as of September 30, 2009 and December 31, 2008 of $11,725,000 and $4,303,000, respectively.

Stock-Based Compensation

The Company has in effect equity incentive plans under which incentive stock options and non-qualified stock options have been granted to employees, directors and consultants to purchase shares of the Company’s common stock at a price not less than the fair market value of the stock at the date of grant, except for certain options assumed in connection with a business combination. These equity plans include the 2007 Non-Employee Directors’ Stock Option Plan, under which the Company continues to grant non-qualified stock options, and the 2007 Equity Incentive Plan (the “2007 Plan”), under which the Company continues to grant non-qualified stock options and restricted stock units. These plans are described in the Annual Report.

The Company also grants stock awards under its ESPP. Under the terms of the ESPP, eligible employees may purchase shares of the Company’s common stock at the lesser of 85% of the fair market value of the Company’s common stock on the offering date or the purchase date.

Stock-based compensation expense recognized in the Company’s statement of operations for the three and nine months ended September 30, 2009 and 2008, included compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value. For options and awards granted during the three and nine months ended September 30, 2009 and 2008, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the statement of operations for the three and nine months ended September 30, 2009 and 2008 have been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of options granted after January 1, 2006 and awards under the ESPP are estimated on the grant date using the Black-Scholes option valuation model. This valuation model requires the Company to make assumptions and judgments about the variables used in the fair value calculation, including the expected life of the option or award, the volatility of the price of Company’s common stock, the expected risk-free interest rate and the expected dividend yield. The expected life for stock options reflects the application of the simplified method. The expected life of an award granted under the ESPP is based upon the length of the applicable offering periods. The simplified method defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. The estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield is based on the Company’s expectation of not paying dividends on the common stock for the foreseeable future.

The Company continues to use the simplified method of accounting for stock option expense costs because it is unable to rely on its historical exercise data to provide a reasonable basis to estimate expected term due to the limited period of time its equity shares have been publicly traded. The Company uses the simplified approach on all of its grants.

The following assumptions are used to value options and awards granted under the Company’s equity incentive plans for the three and nine months ended September 30, 2009 and 2008:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Expected life (years)	6.1	6.1	6.1	6.0 - 6.1	0.5 - 1.0	0.5 -1.0	0.5 - 1.0	0.0 - 1.0
Risk-free interest rate	3.15%	3.60%	2.4 - 3.18%	3.2 - 4.0%	0.16 - 0.92%	1.74 - 1.98%	0.16 - 0.92%	0.8 - 1.98%
Expected volatility	104%	68%	76 - 104%	68%	151 - 180%	77%	151 - 180%	77%
Expected dividend yield	—	—	—	—	—	—	—	—

The following table shows total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of net revenues	$41	$63	$102	$173
Research and development	1,006	1,834	3,524	5,421
Sales and marketing	354	647	1,048	1,881
General and administrative	797	914	2,552	2,979

	$2,198	$3,458	$7,226	$10,454

For the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense for non-employees of $9,000, $8,000, $18,000 and $92,000, respectively. For the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense for the ESPP totaling $78,000, $378,000, $337,000 and $799,000, respectively.

In January 2008, the President and Chief Operating Officer of the Company resigned. In connection with his resignation, the Company accelerated vesting of approximately 114,000 shares subject to stock options held by this former employee. The modification resulted in approximately $575,000 of additional stock compensation expense in the three months ended March 31, 2008.

As of September 30, 2009 and 2008, the Company estimates there were $23,247,000 and $30,513,000, respectively, in total unrecognized stock-based compensation costs related to unvested employee stock option agreements, which are expected to be recognized over a weighted-average period of 3.0 and 2.9 years, respectively. As of September 30, 2009, the Company estimates there were $51,000 of unrecognized stock-based compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a weighted-average period of 4.2 months.

In May 2009, the Company completed an offer to exchange (the “Offer to Exchange”) certain employee stock options to purchase shares of the Company’s common stock that were outstanding under the Company’s 2007 Plan, 2001 Stock Option Plan and RF Magic Inc. 2001 Incentive Stock Plan on a three-for-two basis for replacement options granted under the 2007 Plan at an exercise price of $1.99 per share, which was the closing price of the Company’s common stock on May 15, 2009, as reported by The NASDAQ Global Market. At the expiration of the Offer to Exchange, the Company accepted elections to exchange options to purchase 1,600,000 shares of common stock and, as a result, the Company granted replacement options to purchase 1,000,000 shares of common stock. The replacement options have new vesting schedules with vesting dates that are determined by adding an additional vesting period of 12 months, or a shorter duration upon a change of control, to each vesting date under the existing vesting schedule of the options being replaced. However, no replacement option will vest sooner than 12 months from its date of grant, unless a change of control occurs. The Company accounted for the Offer to Exchange as a modification of the original option awards. The incremental value attributed to the option awards resulted in a charge of approximately $60,000, which will be recognized over the vesting period of the new option awards.

3. Income Taxes

The effective tax rates for the three and nine months ended September 30, 2009 were (0.7)% compared to (0.5)% and (0.7)% for the three and nine months ended September 30, 2008, respectively. The effective tax rates are expressed as negative rates because the Company recorded tax expense while in a loss position. The tax expense (benefit) related to foreign taxes during the three months ended September 30, 2009 and 2008 and nine months ended September 30, 2009 and 2008, was $9,000, $(20,000), $98,000 and $61,000, respectively. There was no tax benefit recorded for the losses during the periods since the Company has a full valuation allowance for its deferred tax assets.

On January 1, 2007, the Company adopted guidance that prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the guidance provides clarity on de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The unrecognized tax benefit was $7,293,000 as of December 31, 2008. No adjustments have been made during the nine months ended September 30, 2009 for any uncertain tax positions and the Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2009 or December 31, 2008. The Company does not expect any impact to its operating results should the unrecognized tax benefits become recognized given it has a full valuation allowance.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(1,238)	$(7,124)	$(14,261)	$(17,426)

Denominator:
Weighted average number of common shares outstanding	70,577	68,943	70,019	68,735
Less: Restricted stock	(431)	(1,274)	(546)	(1,357)

Weighted average number of shares used in computing net loss per common share—basic and diluted	70,146	67,669	69,473	67,378

Net loss per share—basic and diluted
Net loss per share attributable to common stockholders—basic and diluted	$(0.02)	$(0.11)	$(0.21)	$(0.26)

As of September 30, 2009 and 2008, the Company had securities outstanding that could potentially dilute basic loss per share in the future, but that were excluded from the computation of diluted net loss per share in the periods presented as their effect would have been antidilutive. Potentially dilutive outstanding securities that were not included in the diluted net loss per share calculation consist of the following (in thousands):

	As of September 30,
	2009	2008
Stock options outstanding	9,163	8,799
Stock reserved for issuance under put and call option agreements	35	162
Restricted stock	429	1,095

Total	9,627	10,056

5. Supplemental Disclosure of Cash Flow and Non-Cash Activity

Cash Flow

The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash paid for interest	$—	$220

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Nine Months Ended September 30,
	2009	2008
Currency translation	$85	$—
Vesting of early exercised stock options	353	783
Assets assumed in connection with acquisition of Vativ Technologies, Inc., net of liabilities assumed	—	4,287

6. Significant Customer and Geographic Information

Customers

Based on direct shipments, customers that represented 10% or more of total net revenues and accounts receivable were as follows:

	Net Revenues				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,
	2009	2008	2009	2008	2009	2008
Actiontec Electronics, Inc.	18%	18%	19%	21%	13%	26%
Jabil Circuit (Wuxi) Co., Ltd.	*	13	*	*	11	15
Motorola, Inc.	37	28	28	39	43	18
Westell, Inc.	*	13	*	*	*	*
Wistron NeWeb Corporation	*	*	10	*	*	11

*	Customer accounted for less than 10% for the period indicated

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues as a percentage of total net revenues by geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Asia	92%	93%	93%	95%
Europe	1	2	2	3
United States of America	4	5	4	2
Other North America	3	*	1	*

	100%	100%	100%	100%

*	Region accounted for less than 1% of total net revenues for the period indicated

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In December 2004, we introduced and commenced commercial shipments of our home networking products. In the first quarter of 2006, we began commercially shipping our broadband access solutions. Our largest acquisition to date was completed in June 2007 when we acquired RF Magic Inc., or RF Magic, a provider of digital broadcast satellite, or DBS, outdoor unit and silicon tuner solutions. Since inception, we have invested heavily in product development and have not yet achieved profitability on a quarterly or annual basis. Our revenues have grown from $41.5 million in 2006 to $122.5 million in 2007 to $146.0 million in 2008, driven primarily by demand for our home networking products. Our revenues have decreased from $116.5 million during the nine months ended September 30, 2008 to $81.2 million during the nine months ended September 30, 2009, driven primarily by softness in demand for our home networking products and a significant downturn in the overall economy.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenues. Sales to these customers are in turn driven by service providers that purchase our customers’ products which incorporate our products. Substantially all of our revenues are currently dependent upon three major service providers: Verizon Communications, Inc., or Verizon, through its FiOS deployment, DISH Network Corporation, or DISH, and DIRECTV. In addition, we are dependent on sales outside of the United States for almost all of our revenues and expect that to continue in the future.

For the nine months ended September 30, 2009, 10 customers accounted for 88% of our net revenues, with Motorola, Inc., or Motorola, Actiontec Electronics, Inc., or Actiontec, and Wistron NeWeb Corporation, or Wistron, accounting for 28%, 19% and 10%, respectively. For the nine months ended September 30, 2008, 10 customers accounted for 95% of our net revenues, with Motorola and Actiontec accounting for 39% and 21%, respectively. We expect to continue to have major concentrations of sales to a relatively small number of ODM and OEM customers.

For the nine months ended September 30, 2009, 93% of our net revenues were derived from Asia, 4% were derived from the United States, 2% were derived from Europe and 1% was derived from other North American countries. For the nine months ended September 30, 2008, 95% of our net revenues were derived from Asia, 3% were derived from Europe and 2% were derived from the United States and other North American countries. Many of our ODM and OEM customers in Asia incorporate our chipsets into products that they sell to U.S.-based service providers.

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

Results of Operations

The following table sets forth selected items from our unaudited condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Consolidated Statements of Operations Data:
Net revenues	100%	100%	100%	100%
Cost of net revenues	50	55	50	55

Gross profit	50	45	50	45
Operating expenses:
Research and development	35	43	42	37
Sales and marketing	11	13	13	11
General and administrative	8	9	10	8
Write off of in-process research and development	—	—	—	1
Amortization of intangible assets	—	2	—	2
Restructuring charge	—	1	3	1

Total operating expenses	54	68	68	60

Loss from operations	(4)	(23)	(18)	(15)
Other income, net	—	1	—	—
Income tax expense	—	—	—	—

Net loss	(4)	(22)	(18)	(15)

Net loss attributable to common stockholders	(4)%	(22)%	(18)%	(15)%

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Net revenues	$30,958	$31,678	(2)%	$81,227	$116,502	(30)%

Net revenues decreased during the three months ended September 30, 2009 compared to the same period in 2008 driven primarily by a difficult economic environment where our direct OEM customers and end customers continued to maintain tight inventory levels.

Net revenues decreased during the nine months ended September 30, 2009 compared to the same period in 2008 driven primarily by softness in demand for our home networking products and a difficult economic environment where our direct OEM customers and end customers continued to maintain tight inventory levels.

Gross Profit/Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Gross profit	$15,626	$14,370	9%	$40,790	$52,488	(22)%
% of net revenues	50%	45%		50%	45%

Gross profit and gross margin were positively impacted by a reduction in intangible asset amortization in 2009. Cost of net revenues included amortization of developed technology in the amounts of $0.4 million and $1.2 million for the three and nine months ended September 30, 2009, respectively, and $1.6 million and $4.4 million for the three and nine months ended September 30, 2008, respectively. The reductions in the amortization of developed technology of $1.2 million during the three months ended September 30, 2009 compared to the same period in 2008, and $3.2 million during the nine months ended September 30, 2009 compared to the same period in 2008 were primarily driven by the impairment of our intangible assets which occurred in December 2008. As a result of the impairment, most intangible assets were written down to a net value of zero and the carrying amount of our remaining intangibles was greatly reduced, which in turn resulted in lower amortization in 2009.

More specifically, gross profit increased during the three months ended September 30, 2009 compared to the same period in 2008 driven primarily by the $1.2 million reduction in intangible asset amortization in 2009.

Gross profit decreased during the nine months ended September 30, 2009 compared to the same period in 2008 driven primarily by lower home networking product revenues for the nine months ended September 30, 2009. This decrease was primarily offset by the $3.2 million reduction in intangible asset amortization in 2009.

Gross margin increased during the three months ended September 30, 2009 compared to the same period in 2008 driven primarily by the $1.2 million reduction in intangible asset amortization in 2009. Additionally, gross margin increased from our home networking products primarily due to manufacturing costs improvements.

Gross margin increased during the nine months ended September 30, 2009 compared to the same period in 2008 driven by the $3.4 million reduction in intangible asset amortization in 2009 and our gross margin from our home networking products increased primarily due to manufacturing costs improvements.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Research and development	$10,824	$13,902	(22)%	$34,249	$42,892	(20)%
% of net revenues	35%	43%		42%	37%

The decrease in research and development expenses during the three months ended September 30, 2009, compared to the three months ended September 30, 2008, was primarily due to decreased personnel costs of $2.6 million (of which $0.8 million was due to stock-based compensation) primarily related to a 23% decrease in the number of employees engaged in research and development activities as a result of the implementation of our March 2009 restructuring plan. Other factors contributing to the decrease in research and development expense include a $0.3 million reduction in development tools and supply costs, which include outside services, masks costs and licenses that fluctuate in timing and amount from period to period, and a $0.1 million reduction in overhead allocations and depreciation, all of which resulted from a general decrease in research and development activities as a result of the March 2009 restructuring plan, including the suspension of the development of our advanced network processor architecture and an associated product which was being staffed primarily out of our Kfar Saba, Israel location.

The decrease in research and development expenses during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, was primarily due to decreased personnel costs of $7.1 million (of which $1.9 million was due to stock-based compensation) primarily related to a 23% decrease in the number of employees engaged in research and development activities as a result of the implementation of our March 2009 restructuring plan. Other factors contributing to the decrease in research and development expense include a $0.9 million reduction in development tools and supply costs, which include outside services, masks costs and licenses that fluctuate in timing and amount from period to period, all of which resulted from a general decrease in research and development activities as a result of the March 2009 restructuring plan, including the suspension of the development of our advanced network processor architecture and an associated product which was being staffed primarily out of our Kfar Saba, Israel location.

Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Sales and marketing	$3,345	$3,991	(16)%	$10,377	$12,590	(18)%
% of net revenues	11%	13%		13%	11%

The decrease in sales and marketing expenses for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, included decreased personnel costs of $0.2 million. This decrease included approximately $0.5 million (of which $0.3 million was due to stock-based compensation) attributable to a 5% decrease in the number of employees engaged in sales and marketing activities at the end of the periods and was offset by an increase of $0.3 million in management bonuses, which was primarily due to the cancellation of the management bonus program during the three months ended September 30, 2008. The decrease in sales and marketing personnel resulted primarily from a reduction-in-force in March 2009. The remainder of the decrease in sales and marketing expenses, including decreases in travel related costs of $0.2 million, and marketing and trade show costs of $0.2 million, was primarily due to a general decrease in business activities.

The decrease in sales and marketing expenses for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, included decreased personnel costs of $1.6 million (of which $0.8 million was due to stock-based compensation), attributable to a 5% decrease in the number of employees engaged in sales and marketing activities at the end of the periods. The decrease in sales and marketing personnel resulted primarily from a reduction-in-force in March 2009. The remainder of the decrease in sales and marketing expenses, including decreases in travel related costs of $0.3 million, marketing and trade show costs of $0.2 million and overhead allocations of $0.2 million, was primarily due to a general decrease in business activities.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
General and administrative	$2,642	$2,798	(6)%	$8,043	$9,862	(18)%
% of net revenues	8%	9%		10%	8%

The $0.2 million decrease in general and administrative expenses for the three months ended September 30, 2009, compared to the three months ended September 30, 2008 was primarily driven by a general decrease in business activities primarily attributable to a 7% decrease in the number of employees engaged in general and administrative activities at the end of the three months ended September 30, 2009 compared to the same period in 2008. The decrease in general and administrative personnel resulted primarily from a reduction-in-force in March 2009.

The $1.8 million decrease in general and administrative expenses for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, was partly due to decreased personnel costs of $0.3 million primarily attributable to a 7% decrease in the number of employees engaged in general and administrative activities at the end of the nine months ended September 30, 2009 compared to the same period in 2008. The decrease in general and administrative personnel resulted primarily from a reduction-in-force in March 2009. The remainder of the decrease in general and administrative expenses was primarily driven by outside services of $0.7 million, legal fees of $0.4 and recruiting fees of $0.3 million, primarily due to a general decrease in business activities.

Write Off of In-Process Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Write off of in-process research and development	$—	$—	—%	$—	$1,300	(100)%
% of net revenues	—%	—%		—%	1%

During the nine months ended September 30, 2008, as a result of the acquisition of Vativ Technologies, Inc., or Vativ, in April 2008, we incurred a write off of in-process research and development, or IPR&D, related to Vativ’s High Definition Multimedia Interface switch product.

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

Amortization of Intangibles

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Amortization of intangibles	$—	$713	(100)%	$16	$2,022	(99)%
% of net revenues	—%	2%		—%	2%

Amortization of intangible assets decreased during the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily driven by the impairment of our intangible assets which occurred in the three months ended December 31, 2008. As a result of the impairment, most intangible assets were determined to be impaired and written down to a net value of zero. The reduced carrying amount of our intangible assets resulted in lower amortization in the three and nine months ended September 30, 2009.

Restructuring Charges

In March 2009, we implemented a restructuring plan that resulted in a reduction-in-force which impacted 55 employees worldwide. Most of the U.S. employees were terminated immediately and received severance payments upon the signing of a separation agreement. Employees in our Israel and France offices were required by contract or law to receive notice period payments in addition to severance payments.

We believe that the statutory notice period payments given to the terminated Israel and France employees represent a one-time termination benefit since we are required by law to pay these employees their notice period payment as part of their termination regardless of whether they continued to work for us through their actual termination date. Our restructuring plan also included vacating certain facilities, for which we record restructuring charges related to the termination of operating leases and other contract costs as restructuring costs in the period in which we cease to use rights conveyed by the applicable contract.

As a result of our March 2009 restructuring plan, we recorded restructuring charges of $0.1 million and $2.2 million during the three and nine months ended September 30, 2009, respectively. We do not expect to record additional material charges, if any, in the future with respect to the March 2009 restructuring plan.

The following table presents our restructuring liability in the consolidated balance sheets (in thousands) as of September 30, 2009:

	Operating lease commitments	Impairment of property, equipment and related expenses	Impairment of other long- term assets	Employee Separation Expenses	Total
Liability as of December 31, 2008	—	—	—	—	—
Additions	6	199	2	1,966	2,173
Non-cash charges	(6)	(94)	(2)	—	(102)
Cash payments	—	(21)	—	(1,786)	(1,807)

Liability as of September 30, 2009	$—	$84	$—	$180	$264

The intangible assets associated with the acquisition of Arabella Software, Ltd. in 2007 were determined to be fully impaired as of March 31, 2009, as the core technology acquired will no longer be used in our ongoing business operations and there are no future cash flows associated with this technology. We made a decision in March 2009 to cease use of the technology and we do not have any plans to use it in future operations. As a result, an impairment charge of $0.2 million was recorded in the first quarter of 2009.

In August 2008, we implemented a restructuring plan to improve our operating cost structure. We provided severance pay and other related benefits to the employees terminated as a result of this restructuring plan. We recorded a $209,000 restructuring charge related to this plan.

In February 2008, we implemented a restructuring plan to exit the operating lease for our former corporate headquarters in San Diego, California. We recorded a $1,069,000 restructuring charge, including $815,000 for the exited facility and $254,000 related to the impairment of property and equipment and other long-term assets.

The following table presents our restructuring liability in the consolidated balance sheets (in thousands) as of September 30, 2008:

	Operating lease commitments	Impairment of property, equipment and related expenses	Impairment of other long- term assets	Employee Separation Expenses	Total
Liability as of December 31, 2007	$—	$—	$—	$—	$—
Additions	820	190	64	209	1,283
Restructuring liability adjustment	(5)	—	—		(5)
Non-cash charges	—	(190)	(64)		(254)
Cash payments	(815)	—	—	(190)	(1,005)

Liability as of September 30, 2008	$—	$—	$—	$19	$19

Liquidity and Capital Resources

As of September 30, 2009 and December 31, 2008, we had cash and cash equivalents of $34.3 million and $30.1 million, respectively, and marketable securities of $0 million and $4.3 million, respectively.

We have access to a $10 million revolving credit line under the terms of our Loan and Security Agreement, as amended, with SVB. Our credit line will expire on April 21, 2010. Under the terms of this agreement, we are restricted from the ability to transfer assets or collateral to, or make investments in, certain of our subsidiaries in an amount that exceeds $400,000 per month in the aggregate. In addition, we are required to pay SVB a fee equal to 0.25% per annum, or the Unused Revolving Line Fee Percentage, of the average unused portion of the credit line on a monthly basis, in arrears, and the interest rate applicable to amounts outstanding under the credit line is at prime rate plus 0.5%. However, if the liquidity ratio is less than 1.75 to 1, then the Unused Revolving Line

Fee Percentage will be increased to 0.5% per annum and the interest rate will be prime rate plus 2.0%. The amount available under the credit line cannot exceed 80% of the value of our eligible accounts receivable and may be decreased by certain commitments, such as the $1,160,000 and $35,000 standby letters of credit that secure our performance under our headquarters facility lease and our San Jose facility lease, respectively. As of September 30, 2009, there were no other amounts outstanding under the credit line and $8.8 million was available under the credit line.

The following table shows our cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by (used in) operating activities	$96	$(3,161)
Net cash provided by (used in) investing activities	2,987	(15,749)
Net cash provided by (used in) financing activities	1,175	(7,321)

Total increase (decrease) in cash and cash equivalents	$4,258	$(26,231)

Cash Flows from Operating Activities

Net cash provided by operating activities was $0.1 million for the nine months ended September 30, 2009, primarily resulting from a net loss of $14.3 million and an increase in accounts receivable of $1.7 million due to an increase of sales during the third quarter of 2009, offset by $7.2 million in stock compensation expenses, a $4.6 million decrease in inventory primarily due to reduction of our inventory that was built in 2008 in preparation for the ramp of our Channel Stacking Switch product into the DIRECTV deployment, as well as increased demand for our MoCA products mainly related to our Verizon FiOS deployment at September 30, 2009, and $3.8 million in depreciation and amortization expenses, including $1.2 million attributable to amortization of developed technology.

Our operating activities used $3.2 million of cash in the nine months ended September 30, 2008. Cash flow used in operating activities for the nine months ended September 30, 2008 resulted primarily from a net loss of $17.4 million, a $6.9 million increase in inventory primarily due to our inventory build in preparation for the ramp of our Channel Stacking Switch product into the DIRECTV deployment, as well as from softness in demand for our MoCA products mainly related to our Verizon FiOS deployment and a $7.0 million decrease in accounts payable and other short-term liabilities driven primarily by a decrease in inventory. These changes were partially offset by a decrease in accounts receivable of $4.8 million primarily driven by a decrease in sales during the three months ended September 30, 2008, stock-based compensation of $10.5 million, depreciation and amortization of $8.8 million, primarily due to the RF Magic acquisition, including $4.4 million attributable to amortization of developed technology, a $1.3 million increase in other long-term liabilities related to deferred rent for our new leased facilities in San Diego, California, a $1.3 million non-cash IPR&D charge resulting from the Vativ acquisition and a $0.7 million decrease in prepaid expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities was $3.0 million for the nine months ended September 30, 2009, primarily due to $4.3 million sales of marketable securities offset by $1.3 million purchases of property and equipment primarily consisting of operations and research and development equipment.

We used $15.7 million of cash for investing activities during the nine months ended September 30, 2008. Our increase in cash available for investing activities resulted primarily from the net proceeds received from the sale of our common stock upon the completion of our IPO in December 2007. Our investing activities primarily consisted of the net $3.9 million purchases and maturities of marketable securities, $5.7 million purchases of property and equipment mainly consisting of tenant improvements and equipment for our currently leased facilities in San Diego, California and $6.1 million used in the acquisition of Vativ in April 2008.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.2 million for the nine months ended September 30, 2009, due primarily to proceeds from the issuance of common stock in connection with stock option exercises and stock purchases made under our 2007 Employee Stock Purchase Plan, or the ESPP.

Our financing activities used cash of $7.3 million in the nine months ended September 30, 2008 which was primarily driven by the payoff of outstanding debt in the amount of $8.9 million. This amount was offset by cash provided by the $1.9 million net proceeds from warrant exercises and purchase of common stock, primarily under the ESPP.

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

We believe that our cash, cash equivalents and marketable securities of $34.3 million, together with the $8.8 million available to us under our existing credit line as of September 30, 2009, will be sufficient to fund our projected operating requirements for at least the next 12 months. We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of September 30, 2009, we have not recorded any indemnity obligations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and there have been no material changes to such policies.

Recent Accounting Pronouncements

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes the principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact of this guidance on our consolidated financial statements will ultimately depend on the terms of any future business transactions.

On February 6, 2008, the FASB issued guidance for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in issued financial statements on a recurring basis. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not believe this guidance will have any material impact on our future consolidated financial statements.

In March 2008, the FASB issued authoritative guidance which requires enhanced disclosure related to derivatives and hedging activities to improve the transparency of financial reporting. In accordance with this guidance, entities are required to provide enhanced disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how an entity accounts for derivative instruments and related hedge items; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items, and for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At this time, we do not invest in derivative instruments or hedging activities, and accordingly, the adoption of this guidance will have no impact on our future consolidated financial statements unless we invest in derivative instruments or engage in hedging activities in the future, if ever.

In June 2008, the FASB reached a consensus on the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock, which became effective for fiscal years beginning after December 15, 2008. The guidance requires companies to adopt a two-step approach, separately evaluating the instrument’s contingent exercise provisions first and the instrument’s settlement provisions second. This consensus did not have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified authoritative guidance on accounting for defensive intangible assets that are acquired in a business combination. Defensive intangible assets are assets that an entity does not intend to use actively but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, the guidance requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period in which such assets diminish in value. Defensive intangible assets must be recognized at fair value in accordance with authoritative guidance that establishes the principles and requirements for how the acquirer of a business recognizes and measures the identifiable assets acquired in its financial statements. This new guidance on accounting for defensive intangible assets, which we adopted on January 1, 2009, is effective for financial statements issued for fiscal years beginning after December 15, 2008. In the first nine months of 2009, we did not acquire any intangible assets and our adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB amended authoritative guidance which addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the fair value as of the acquisition date cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. We do not anticipate the adoption of this guidance to have a material impact on our future consolidated financial statements, absent any material business combinations.

In April 2009, the FASB amended existing guidance on determining whether an impairment for investments in debt securities is other than temporary. We adopted the revised guidance on a prospective basis beginning April 1, 2009. The application of the revised guidance did not have an impact on our financial statements.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting and disclosure for events that occur subsequent to the balance sheet date but before financial statements are issued or are available to be issued, which we adopted on a prospective basis beginning April 1, 2009. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. The application of this guidance did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance to improve financial reporting by entities involved with variable interest entities. The guidance is effective for interim and annual periods beginning after November 15, 2009, with earlier adoption permitted. We do not anticipate the adoption of this guidance to have a material impact on our future consolidated financial statements, absent any variable interest entities which require consolidation.

In June 2009, the FASB issued authoritative guidance establishing the Hierarchy of Generally Accepted Accounting Principles. The guidance provides for the Codification, to become the single official source of authoritative, nongovernmental U.S. GAAP. The Codification did not change GAAP but reorganizes the literature. We adopted the guidance for the interim period ended September 30, 2009. The application of this guidance did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued authoritative guidance that provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. The guidance is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. The guidance is effective for the first interim reporting period beginning after issuance. We do not anticipate the adoption of this guidance to have a material impact on our future consolidated financial statements.

In October 2009, the FASB issued authoritative guidance for arrangements with multiple deliverables. The guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. The guidance also removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance. The new guidance requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. Early adoption of the guidance is permitted. We are currently evaluating the impact of adopting this guidance on our future consolidated financial statements.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2009, the carrying value of our cash and cash equivalents approximated fair value. A change in market interest rates of 1.0% on an annualized basis would have impacted our net income from these investments by less than $0.1 million for the three months ended September 30, 2009.

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

Our investment policy for marketable securities requires that all securities mature in two years or less, with a weighted average maturity of no longer than 12 months. As of September 30, 2009, we did not carry any marketable securities. When we do invest in marketable securities, the fair value of our marketable securities will fluctuate based on changes in market conditions and interest rates and will be affected by the credit condition of the U.S. financial sector. Absent the unprecedented turmoil and upheaval in the U.S. financial sector, given the short-term maturities of our marketable securities, we do not believe these instruments will be subject to significant market or interest rate risk. However, the current unstable credit environment of the U.S. financial sector may lead us to incur significant realized, unrealized or impairment losses associated with our future investments.

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

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have a history of losses and may not achieve or sustain profitability in the future.*

We have never been profitable on any quarterly or annual basis. We incurred net losses attributable to common stockholders of $136.4 million, $32.1 million and $7.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. For the three and nine months ended September 30, 2009, we incurred a net loss attributable to common stockholders of $1.2 million and $14.3 million, respectively. As of September 30, 2009, we had an accumulated deficit of $242.9 million. Accordingly, there can be no assurance if or when we may achieve profitability. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Moreover, we expect to make significant expenditures related to the development of our products and the expansion of our business, including research and development, sales and marketing, and general and administrative expenses. We also incur significant legal, accounting and other expenses related to our status as a public company. Additionally, we may encounter unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures, or unforeseen difficulties or costs associated with the integration of acquired assets or businesses. As a result of these expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. If we are unable to achieve adequate revenue growth, we may not achieve or sustain profitability and our stock price could decline.

We face intense competition and expect competition to increase in the future, with many of our competitors being larger, more established and better capitalized than we are.*

The markets for our products are extremely competitive and have been characterized by rapid technological change, evolving industry standards, rapid changes in customer requirements, short product life cycles and frequent introduction of next generation and new products, as well as competing technologies. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced gross profit as a percentage of revenues or gross margins, increased sales and marketing expenses and failure to increase or the loss of market share or expected market share. Semiconductor products in particular have a history of declining prices driven by customer insistence on lower prices as the cost of production is reduced and as demand falls when competitive products or newer, more advanced products are introduced. If market prices decrease faster than product costs, our gross margins and operating margins would be adversely affected. Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we expect to face future competition in the sale of MoCA-compliant chipsets. For example, Broadcom Corporation, or Broadcom, has recently announced the availability of engineering samples of several multi-format video decoded system-on-a-chip solutions with integrated MoCA functionality and that Broadcom’s home networking reference design platform has achieved MoCA 1.0 and MoCA 1.1 certification from the MoCA certification board. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge that could acquire significant market share. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop products or technologies that cause our products and technologies to become non-competitive or obsolete, or cause us to reduce substantially our prices.

Currently, we face competition from a number of established companies that offer products based on competing technologies, such as Data over Cable Service Interface Specifications, versions of Digital Subscriber Line, Ethernet, HomePNA, HomePlug AV, Wi-Fi, WiMedia, which is based on ultra-wide band technology, and WiMAX, also known as Worldwide Interoperability for Microwave Access. The adoption of remote storage digital video recorders, or DVRs, could also replace the need for in-home storage of home media, which, in turn, may replace or reduce the need for home networking applications such as multi-room DVRs for which some of our products are designed. Many of our competitors and potential competitors are substantially larger and have longer operating histories, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we. Given their capital resources, many of these larger organizations are in a better position to withstand any significant reduction in capital spending by customers or market downturns in the markets in which we compete. Many of our competitors also have broader product lines and market focus, allowing them to bundle their products and services and effectively use other products to subsidize lower prices for those products that compete with ours or to provide integrated product solutions that offer cost advantages to customers. In addition, many of our competitors have been in operation much longer than we and therefore have better name recognition and more long-standing and established relationships with service providers, ODMs and OEMs.

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

Our inability to address any of these factors effectively, alone or in combination with others, could seriously harm our business, operating results and financial condition.

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

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*

We derive a substantial portion of our revenues from a limited number of customers. For example, during the nine months ended September 30, 2009, 10 customers accounted for 88% of our revenues. During the nine months ended September 30, 2009, Motorola, Actiontec and Wistron accounted for 28%, 19% and 10%, respectively, of our revenues. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

In addition, we depend on a limited number of service providers that purchase products from our customers. To date, only a limited number of major service providers, such as Verizon, Time Warner Cable Inc., or Time Warner, Cox Communications, Inc., or Cox, and Bright House Networks LLC, or BHN, have publicly announced their intentions to use the MoCA standard for home networking. We also primarily rely on two major service providers, DISH and DIRECTV, to deploy products using our digital broadcast satellite outdoor unit solutions. During the nine months ended September 30, 2009 and the year ended December 31, 2008, products sold to our customers that were incorporated into products purchased by Verizon, DISH and DIRECTV accounted for substantially all of our revenues. If these service providers, or other service providers that elect to use our products, reduce or eliminate purchases of our customers’ products which incorporate our products, this would significantly reduce our revenues and adversely affect our operating results. Due to weakness in the current economic outlook, some service providers may reduce or delay spending or taking delivery of our customers’ products which incorporate our products to respond to rapidly changing economic conditions. This may lead to an inventory build up by our customers who may, in turn, reschedule taking delivery of our products or wait to clear their existing inventory before ordering more products from us, which, in turn, may adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on a limited number of service providers’ demand for products which incorporate our products.

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

If the market for HD video and other multimedia content delivery solutions based on the MoCA standard does not develop as we anticipate, our revenues may decline or fail to grow, which would adversely affect our operating results.*

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our revenues from sales of our home networking products based on the MoCA standard. The market for such multimedia content delivery solutions based on the MoCA standard is relatively new, still evolving and difficult to predict. For example, while service providers are currently deploying products based on the MoCA 1.0 and MoCA 1.1 standard, MoCA is currently working on a new version of the standard, MoCA 2.0. It is uncertain when products based on the MoCA 2.0 standard will be available or how quickly service providers will begin to deploy such products. It is uncertain whether the MoCA standard will achieve and sustain high levels of demand and market acceptance. We believe our primary competition in this market currently comes from companies that offer products based on non-MoCA home networking solutions, such as Ethernet, HomePNA, Home Plug AV, Wi-Fi and WiMedia, but we expect products from Broadcom will begin to compete with our MoCA home networking chips in the next 12 months and we expect other semiconductor manufacturers to compete with us in the manufacture and sale of MoCA-compliant chipsets in the future. Moreover, deployment of services or electronic devices utilizing MoCA-based solutions may be delayed or slower than we anticipate. If the market for MoCA-based solutions does not continue to develop or develops more slowly than we expect, or if we make errors in predicting adoption and deployment rates for these solutions, our revenues may be significantly adversely affected.

Our success will depend to a substantial extent on the willingness of service providers, ODMs and OEMs to adopt the MoCA standard for multimedia content delivery. As of September 30, 2009, only a limited number of major service providers, such as Verizon, Time Warner, Cox and BHN had publicly announced their intentions to use the MoCA standard for home networking. Some service providers, ODMs and OEMs have adopted and others may adopt multimedia content delivery solutions that rely on technologies other than the MoCA standard or may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, MoCA-based solutions. It is critical to our success that additional service providers, including telecommunications carriers, digital broadcast satellite service providers and cable operators, adopt the MoCA standard for home networking.

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

Our operating results may be harmed if our restructuring plans do not achieve the anticipated results or cause undesirable consequences.*

In the last 12 months, we have implemented restructuring plans which resulted in us reducing our workforce by a total of 55 individuals. These restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we face an increased risk of employment litigation. Furthermore, employees whose positions were eliminated in connection with these restructuring plans may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth or revenue opportunities.

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

The market for our broadband access products is limited and these products may not be widely adopted.

Our broadband access products are designed to meet broadband access requirements in areas characterized by fiber optic network deployments that terminate within one kilometer of customer premises. We believe the primary geographic markets for our broadband access products are currently in certain Asian countries such as China, Japan and Korea, and parts of Europe where there are many multi-dwelling units and fiber optic networks that extend to or near a customer premises. We do not expect to generate significant revenues from sales of our broadband access products in North America, which is generally characterized by low-density housing, or in developing nations which do not generally have extensive fiber optic networks. To the extent our efforts to sell our broadband access products into currently targeted markets are unsuccessful, the demand for these products may not develop as anticipated or decline, either of which could adversely affect our future revenues. Moreover, these markets have a large number of service providers and varying regulatory standards, both of which may delay any widespread adoption of our products and increase the time during which competing technologies could be introduced and displace our products.

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

We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this expansion and growth, or if our business does not grow as we expect, we may not be able to realize a return on the resources we devote to expansion.*

We have grown significantly in a short period of time, in part, as a result of our various acquisitions, including our 2007 acquisition of RF Magic. For example, our headcount increased from 83 full-time employees as of December 31, 2006 to 255 as of September 30, 2009. We anticipate that we will continue to expand our infrastructure and grow our headcount to accommodate changes in our research and development strategy and achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of our product deployments. The rapid change in the size of our organization has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our success in managing our operations and changes in size will be dependent upon our ability to:

•	enhance our operational, financial and management controls, reporting systems and procedures;

•	expand our facilities and equipment and develop new sources of supply for the manufacture, assembly and testing of our semiconductor products;

•	successfully hire, train, motivate and productively deploy additional employees, including technical personnel; and

•	expand our international resources.

Our inability to address effectively any of these factors, alone or in combination with others, could seriously harm our ability to execute our business strategy.

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

The inability to integrate successfully any businesses we acquire, or any significant delay in achieving integration, could delay introduction of new products and require expenditure of additional resources to achieve integration. For example, although we recorded significant amounts of goodwill and other intangible assets in connection with the acquisitions we completed in 2007 and 2008, as a result of the recent industry and economic turmoil and its effects on our market value and business outlook, we had to reduce the carrying amount of all of these long-lived assets and, as of September 30, 2009, we have recorded an aggregate impairment charge of $113.4 million against our goodwill and intangible assets carrying value related to these acquisitions.

Investors should not rely on attempts to combine our historical financial results with those of any of our acquired businesses as separate operating entities to predict our future results of operations as a combined entity.

Any acquisition, strategic relationship, joint venture or investment could disrupt our business and harm our financial condition.*

We intend to continue to pursue actively acquisitions, strategic relationships, joint ventures, collaborations or investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into adjacent markets, or broaden our technology and intellectual property. Such transactions may be complex, time consuming and expensive, and may present numerous challenges and risks including:

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

•

requirements to devote substantial managerial and engineering resources to any strategic relationship, joint venture or collaboration, which could detract from our other efforts or significantly increase our costs;

•

lack of control over the actions of our business partners in any strategic relationship, joint venture or collaboration, which could significantly delay the introduction of planned products or otherwise make it difficult or impossible to realize the expected benefits of such relationship; and

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

The average selling prices of our products have historically decreased over time and will likely do so in the future, which may reduce our revenues and gross margin.*

Our products and products sold by other companies in our industry have historically experienced a decrease in average selling prices over time. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. For example, we expect that other chipset manufacturers who are members of MoCA will produce competing chipsets and create pricing pressure for such products. Our future operating results may be harmed due to the decrease of our average selling prices. To maintain our current gross margins or increase our gross margins in the future, we must develop and introduce on a timely basis new products and product enhancements, continually reduce our product costs and manage product transitions in a timely and cost-effective manner. Our failure to do so would likely cause our revenues and gross margins to decline, which could have a material adverse effect on our operating results and cause the value of our common stock to decline.

Our product development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*

Our product development efforts require substantial research and development expense. Our research and development expense was $34.2 million and $42.9 million for the nine months ended September 30, 2009 and 2008, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

The development of our products is also highly complex. Due to the relatively small size of our product design teams, our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial and technical resources. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Unanticipated problems in developing products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements and could substantially increase our costs. Furthermore, we may expend significant amounts on a research and development program that may not ultimately result in a commercially successful product, and we have in the past terminated ongoing research and development programs before they could be brought to successful conclusions. As a result of these and other factors, we may be unable to develop and introduce new products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. Any failure to develop successfully future products would have a material adverse effect on our business, financial condition and results of operations.

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

Our products must interoperate with many software applications and hardware found in service providers’ networks and other devices in the home, and if they do not interoperate properly, our business would be harmed.*

Our products must interoperate with service providers’ networks and other devices in the home, which often have varied and complex specifications, utilize multiple protocol standards, software applications and products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, we must continually ensure that our products interoperate properly with existing and planned future networks. To meet these requirements, we must undertake development efforts that involve significant expense and the dedication of substantial employee resources. We may not accomplish these development efforts quickly or cost-effectively, if at all. If we fail to maintain or anticipate compatibility with products, software or equipment found in our customers’ networks, we may face substantially reduced demand for our products, which would adversely affect our business, operating results and financial condition.

From time to time, we may enter into technical collaborations or interoperability arrangements with equipment and software vendors providing for the use, integration or interoperability of their technology with our products. These arrangements would give us access to and enable interoperability with various products or technologies in the connected home entertainment market. If these relationships fail to achieve their goals, we would have to devote substantially more resources to the development of alternative products and the support of our products, or the addressable market for our products may be limited. In many cases, these parties are either companies that we compete with directly in other areas or companies that have extensive relationships with our existing and potential customers and may have influence over the purchasing decisions of these customers. A number of our competitors have stronger relationships than we do with some of our existing and potential customers and, as a result, our ability to have successful arrangements with these companies may be harmed. Our failure to establish or maintain key relationships with third party equipment and software vendors may harm our ability to successfully sell and market our products. We are currently devoting significant resources to the development of these relationships. Our operating results could be adversely affected if these efforts do not result in the revenues necessary to offset these investments.

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

We depend on key personnel to operate our business, and if we are unable to retain our current personnel and hire additional qualified personnel, our ability to develop and successfully market our products could be harmed.*

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. Even during the recent economic downturn, there continues to be competition for qualified personnel in the markets in which we compete. In addition, the cost of living in the San Diego, California area, where our corporate headquarters is located, has proved to be an obstacle to attracting new employees in the past, and we expect that this will continue to impact, to some extent, our ability to attract and retain employees in the future. We do not have employment agreements with most of our executive or key employees and the unexpected loss of any key employees, including Patrick Henry, our president and chief executive officer, other members of our senior management or our senior engineering personnel, or an inability to attract additional qualified personnel, including engineers and sales and marketing personnel, could delay the development, introduction and sale of our products and our ability to execute our business strategy may suffer. In addition, in the event that there is a loss of key personnel, there is a potential for loss of important historical knowledge that may delay or negatively impact development or sale of our product and our ability to execute on our business strategy. We do not currently have any key person life insurance covering any executive officer or employee.

If we fail to comply with environmental regulatory requirements, our operating results could be adversely affected.*

We face increasing complexity in our product design and procurement operations as we adjust to requirements relating to the materials composition of many of our products. The European Union has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the European Union, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, directive that restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006, and many other countries, including China, Taiwan and Korea, where the great majority of our products are manufactured and packaged and sold into, have also adopted similar directives banning or limiting the use of specified substances in products introduced into its domestic market. We have incurred costs in connection with our compliance with these environmental laws and regulations, such as costs related to eliminating lead from our semiconductor product packaging. Other environmental regulations may be enacted in the future, including in the United States, that require us to reengineer our products to utilize components that are compatible with these regulations, and this reengineering and component substitution may result in additional costs to us or disrupt our operations or logistics. If we or the third party manufacturers of our products are unable to meet future environmental regulations in a timely manner, it could have a material adverse effect on our business, results of operations and financial condition.

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

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.*

We intend to continue spending substantial amounts in connection with our expansion in order to grow our business. We may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. Although we currently have access to a $10.0 million line of credit under the terms of our existing Loan and Security Agreement, as amended, with SVB, of which $8.8 million was available at September 30, 2009, the current turmoil in the credit markets may affect SVB’s willingness or ability to provide us with full access to our line of credit when needed or renew the term of the credit line when it expires in April 2010.

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

Risks Related to International Operations

We expect a significant portion of our future revenues to come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Revenues outside of the United States comprised 96% and 98% of our total revenues for the nine months ended September 30, 2009 and 2008, respectively. International business activities involve certain risks, including:

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

Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*

As of September 30, 2009, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 25% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to substantially influence or determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Our stock may be delisted from The NASDAQ Global Market if the closing bid price for our common stock is not maintained at $1.00 per share or higher.*

Our common stock must trade at or above $1.00 to meet NASDAQ’s minimum bid requirement for continued listing on The NASDAQ Global Market. If the closing bid price of our common stock falls below $1.00, NASDAQ may make a determination to delist our common stock. Any such delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease and could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees. In the last 12 months, our common stock has traded at below $1.00 per share at closing for an extended period of time although NASDAQ took no action to delist our common stock at the time as it had suspended its enforcement of the rules requiring a minimum $1.00 closing bid price in response to the ongoing turmoil in the stock markets at the time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities of the Company that were sold during the three months ended September 30, 2009:

(1)	As of September 30, 2009, options to purchase up to 2,763,030 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the three months ended September 30, 2009, options exercisable for up to 46,348 shares of common stock were cancelled without being exercised and options to purchase 360,377 shares of common stock were exercised at a weighted average exercise price of $1.47 per share. As of September 30, 2009, options to purchase up to 2,356,305 shares of our common stock remained outstanding under the 2001 Plan.

(2)	As of September 30, 2009, options to purchase up to 1,277,382 shares of our common stock were outstanding under our RF Magic Plan, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the three months ended September 30, 2009, none of these options were cancelled without being exercised and options to purchase 103,547 shares of common stock were exercised at a weighted average exercise price of $0.89 per share. As of September 30, 2009, options to purchase up to 1,173,835 shares of our common stock remained outstanding under the RF Magic Plan.

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

Issuer Purchases of Equity Securities

Pursuant to the terms of the 2001 Plan, options may be exercised prior to vesting. Shares of common stock issued prior to vesting that remain unvested are subject to a repurchase option in our favor that lapses in accordance with the original vesting schedule for the option. The following table provides information with respect to purchases made by us of shares of our common stock during the three months ended September 30, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Value Paid by Company
September 1, 2009 through September 30, 2009	12,180	$0.68	$8,313
August 1, 2009 through August 31, 2009	—	—	—
July 1, 2009 through July 31, 2009	—	—	—

	12,180		$8,313

(1)	All shares were originally purchased from us by directors, employees and consultants pursuant to exercises of unvested stock options. The shares repurchased by us during the months listed above represent shares that were repurchased from our directors, employees and consultants within 60 days of the termination of their employment or consulting relationship with us pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our 2001 Plan and the related stock option agreements.

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

ENTROPIC COMMUNICATIONS, INC.

Date: October 27, 2009	By:	/s/ David Lyle
David Lyle
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

4.2 (3)	Form of Common Stock Certificate of the Registrant.

4.3 (4)	Third Amended and Restated Investor Rights Agreement dated June 30, 2007, as amended, by and among the Registrant and certain of its stockholders.

10.1(5)	Transition and Separation Agreement and General Release of All Claims dated October 6, 2009 by and between the Registrant and Michael Economy.

31.1 *	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.

(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2008.

(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2009.