Form 10-Q
period 2010-03-31
ENTROPIC COMMUNICATIONS INC
filed 2010-04-29
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

There were 71,789,668 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of April 26, 2010.

ENTROPIC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2010	December 31, 2009(1)
Assets
Current assets:
Cash and cash equivalents	$38,499	$35,252
Accounts receivable, net	18,188	15,468
Inventory	17,007	16,353
Prepaid expenses and other current assets	2,542	3,302

Total current assets	76,236	70,375
Property and equipment, net	11,334	11,581
Intangible assets, net	1,217	1,623
Other long-term assets	230	235

Total assets	$89,017	$83,814

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,666	$5,726
Accrued payroll and benefits	3,219	3,396
Accrued expenses and other current liabilities	2,311	2,217
Deferred revenues	341	174

Total current liabilities	12,537	11,513
Stock repurchase liability	297	345
Other long-term liabilities	2,898	3,043
Stockholders’ equity:
Common stock	72	71
Additional paid-in capital	313,405	310,796
Accumulated deficit	(240,149)	(241,907)
Accumulated other comprehensive loss	(43)	(47)

Total stockholders’ equity	73,285	68,913

Total liabilities and stockholders’ equity	$89,017	$83,814

(1)	The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Net revenues	$37,451	$24,123
Cost of net revenues	17,701	11,904

Gross profit	19,750	12,219
Operating expenses:
Research and development	11,538	13,323
Sales and marketing	3,778	3,637
General and administrative	2,700	2,689
Amortization of intangibles	—	16
Restructuring charges	—	1,124
Impairment of goodwill and intangible assets	—	208

Total operating expenses	18,016	20,997

Income (loss) from operations	1,734	(8,778)
Other income, net	25	59

Income (loss) before income taxes	1,759	(8,719)
Income tax provision	1	17

Net income (loss)	$1,758	$(8,736)

Net income (loss) per share – basic	$0.02	$(0.13)

Net income (loss) per share – diluted	$0.02	$(0.13)

Weighted average number of shares used to compute net income (loss) per share – basic	71,322	68,799

Weighted average number of shares used to compute net income (loss) per share – diluted	73,989	68,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$1,758	$(8,736)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	856	869
Amortization of intangible assets	406	422
Impairment of goodwill and intangible assets	—	208
Stock-based compensation to consultants	60	2
Stock-based compensation to employees	2,132	2,806
Impairment of assets related to restructuring charge	—	189
Changes in operating assets and liabilities:
Accounts receivable	(2,720)	(3,266)
Inventory	(653)	3,714
Prepaid expenses and other current assets	759	(560)
Other long-term assets	4	22
Accounts payable	942	1,653
Accrued payroll and benefits	(179)	37
Accrued expenses and other current liabilities	96	915
Deferred revenues	167	(282)
Other long-term liabilities	(146)	(144)

Net cash provided by (used in) operating activities	3,482	(2,151)
Investing activities:
Purchases of property and equipment	(609)	(813)
Sales/maturities of marketable securities	—	3,490

Net cash (used in) provided by investing activities	(609)	2,677
Financing activities:
Net proceeds from the issuance of common stock, net of issuance costs	370	16
Repurchase of restricted stock	—	(11)

Net cash provided by financing activities	370	5

Net effect of exchange rates on cash	4	—

Net increase in cash and cash equivalents	3,247	531
Cash and cash equivalents at beginning of period	35,252	30,071

Cash and cash equivalents at end of period	$38,499	$30,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTROPIC COMMUNICATIONS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

1. Organization and Summary of Significant Accounting Policies

Business

Entropic Communications, Inc. was organized under the laws of the state of Delaware on January 31, 2001. We are a leading fabless semiconductor company that designs, develops and markets systems solutions to enable connected home entertainment. Our technologies significantly change the way high-definition and standard-definition television-quality video, or HD video and SD video, respectively, and other multimedia content such as movies, music, games and photos are brought into and delivered throughout the home.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission, or SEC. They do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2009 which are included in our Annual Report on Form 10-K filed on February 4, 2010 with the SEC, or the Annual Report.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows as of and for the interim periods presented. Interim results are not necessarily indicative of the results to be expected for future quarters or the full year.

The accompanying unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and these accompanying notes. Among the significant estimates affecting the condensed consolidated financial statements are those related to business combinations, revenue recognition, allowance for doubtful accounts, inventory reserves, long-lived assets (including goodwill and intangible assets), warranty reserves, accrued bonuses, income taxes, valuation of equity securities and stock-based compensation. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Net revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive loss within stockholders’ equity in the condensed consolidated balance sheets. Foreign currency transaction gains and losses are reported in operating expenses, net in the condensed consolidated statements of operations.

Revenue Recognition

Our net revenues are generated principally by sales of our semiconductor products. During the three months ended March 31, 2010 and 2009, product net revenues represented more than 99% of our total net revenues.

Our sales primarily occur through the efforts of our direct sales force. The remainder of our sales occurs through sales representatives and distributors. During the three months ended March 31, 2010 and 2009, more than 99% of our sales occurred through the efforts of our direct sales force.

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

We are party to an inventory “hubbing” agreement with a key customer. Pursuant to this agreement, we deliver products to the designated third-party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer removes our products from the third-party warehouse to incorporate into its own products.

We receive royalties in exchange for an exclusive right to manufacture and sell certain products. We have determined that we are not able to reliably estimate the royalties earned in the period the sales occur and, as a result, we record net revenues based on cash receipts. The royalty revenues recorded during the three months ended March 31, 2010 and 2009 were $0.3 million and $0.6 million, respectively, and are included in net revenues on the accompanying condensed consolidated statements of operations.

We have entered into agreements to license our hardware and software, also referred to as the “nodes,” to certain members of the Multimedia over Coax Alliance, or MoCA, for a period of three years and to provide upgrades when and if they become available. The agreements limit the rights to use the nodes to test compliance of the members’ own products to the MoCA specification. For any agreements entered into on or prior to December 31, 2009, we deferred all of the license revenues when the nodes are delivered and recognized the revenues on a straight-line basis over the term of the agreement. For agreements entered into after December 31, 2009 we will consider the accounting for any new node agreements under the new multiple deliverable guidance, as applicable.

We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the three months ended March 31, 2010 and 2009, we reduced net revenue by $22,000 and $0.2 million, respectively, in connection with our rebate programs.

We occasionally enter into agreements where revenue is derived from multiple deliverables including any mix of products and/or services. These products and/or services are generally delivered from approximately three months to two years after the execution date. Revenue recognition for agreements with multiple deliverables is based on the individual units of accounting determined to exist in the agreement. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis.

For multiple deliverable agreements entered into after December 31, 2009, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. To date, multiple deliverable contacts have not been material to net revenues in any related period and our adoption of the new accounting guidance for determining multiple element arrangements effective January 1, 2010 did not have an impact on our operating results.

For multiple deliverable agreements entered into on or prior to December 31, 2009, consideration was generally allocated to each unit of accounting based upon its relative fair value when objective and reliable evidence of fair value existed for all units of accounting in the agreement. The fair value of an item was generally the price charged for the product, if the item was regularly sold on a stand-alone basis.

In order to establish VSOE of selling price, we must regularly sell the product and/or service on a standalone basis with a substantial majority priced within a relatively narrow range. VSOE of selling price is usually the midpoint of that range. If there is not a sufficient number of standalone sales and VSOE of selling price cannot be determined, then we consider whether third-party evidence can be used to establish the selling price. If neither VSOE nor third-party evidence of selling price exists, effective January 1, 2010 we determine our best estimate of selling price using average selling prices over a rolling 12-month period as well as market conditions. If the product or service has no history of sales, we rely upon sales prices set by our pricing committee, adjusted for applicable discounts.

We recognize revenue for delivered elements only when we determine there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact the revenue recognition but do not change the total revenue recognized on any agreement.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, leases payable and lines of credit. Our policy is to place our cash and cash equivalents with high quality financial institutions in order to limit our credit exposure. We extend credit to our customers based on an evaluation of the customer’s financial condition and a cash deposit is generally not required. We estimate potential losses on trade receivables on an ongoing basis.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Lower of cost or market adjustments reduce the carrying value of the related inventory and take into consideration reductions in sales prices, excess inventory levels and obsolete inventory. These adjustments are done on a part-by-part basis and, in general, represent excess inventory value on hand compared to our 12-month demand projections. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.

Intangible Assets

We record intangible assets based on the fair value of the assets acquired. In determining the fair value of the assets acquired, we utilize extensive accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. We use the discounted cash flow method to estimate the value of intangible assets acquired. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages.

We assess intangible assets for impairment using fair value measurement techniques on an annual basis or more frequently if indicators of impairment exist. During the three months ended March 31, 2009, we implemented a restructuring plan. See Note 2 regarding our March 2009 restructuring plan. As part of the restructuring plan, we closed our Kfar Saba, Israel office and terminated all of the employees at that location. As a result of this location closure, we reassessed the intangible assets associated with our Kfar Saba, Israel office and recorded an impairment charge for the remaining $0.2 million of core technology intangible assets associated with our 2007 acquisition of Arabella Software, Ltd., or Arabella.

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

Income Taxes

We estimate income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. We estimate the current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are reflected in our balance sheets. We then assess the likelihood that deferred tax assets will be realized. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. When a valuation allowance is established or increased, we record a corresponding tax expense in our statements of operations. We review the need for a valuation allowance each interim period to reflect uncertainties about whether we will be able to utilize deferred tax assets before they expire. The valuation allowance analysis is based on estimates of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. Changes in our valuation allowance could result in material increases or decreases in our income tax expense in the period such changes occur, which could have a material impact on our operating results.

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that has more than a 50% chance of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases our income tax expense in the period such changes occur, which could have a material impact on our effective tax rate and operating results.

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

Recently Issued Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to us.

2. Supplemental Financial Information

Fair Value of Financial Instruments

We hold certain financial assets, including cash equivalents and marketable securities that are required to be measured at fair value on a recurring basis. Cash equivalents generally include U.S. Treasury money market funds. Marketable securities are carried at amortized cost which approximates fair value.

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

As of March 31, 2010 and December 31, 2009, we had $8.1 million of cash equivalents, which were measured using Level 1 inputs. There were no financial assets measured using Level 2 or Level 3 inputs.

Inventory

The components of inventory were as follows (in thousands):

	As of March 31, 2010	As of December 31, 2009
Work in process	$7,861	$4,177
Finished goods	9,146	12,176

Total inventory	$17,007	$16,353

Property and Equipment

Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	As of March 31, 2010	As of December 31, 2009
Office and laboratory equipment	5	$9,728	$9,325
Computer equipment	3 - 5	2,560	2,496
Furniture and fixtures	6 - 7	1,572	1,570
Leasehold improvements	Lease term	5,184	5,122
Licensed software	1 - 3	1,195	1,195
Construction in progress		295	217

		20,534	19,925
Accumulated depreciation		(9,200)	(8,344)

Property and equipment, net		$11,334	$11,581

Depreciation and amortization expense for each of the three months ended March 31, 2010 and 2009 was $0.9 million.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of March 31, 2010
	Gross	Accumulated Amortization	Impairment	Net
Developed technology	$24,800	$(9,468)	$(14,115)	$1,217

As of March 31, 2010, the estimated future amortization expense of intangible assets expected to be charged to cost of net revenues for the remainder of the year ending December 31, 2010 is $1.2 million.

Accrued Warranty

The following table presents a rollforward of our product warranty liability, which is included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets (in thousands):

As of March 31, 2010
Liability as of December 31, 2009	$147
Expirations	(72)
Accruals for warranties issued during the three months ended March 31, 2010	79
Settlements made during the three months ended March 31, 2010	(5)

Liability as of March 31, 2010	$149

Accrued Management Bonuses

In April 2010, the compensation committee of our board of directors adopted and approved a management bonus plan, or MBP, to reward officers and specified individuals for their performance, generally on an annual basis. A portion of the bonuses payable under the MBP is dependent on the extent to which specified performance goals for a specified performance period are achieved. We refer to these bonuses as “performance-based bonuses.” The MBP also allows for the payment of discretionary bonuses for which no specific award criteria need to be established. The amount of 2010 performance-based bonuses payable under the MBP is based on the extent to which specified financial goals are met. As of March 31, 2010, we believe the achievement of certain of these financial goals is probable and, accordingly, have accrued $0.3 million in management bonuses under the MBP. Any actual bonus amounts awarded will be at the discretion of our compensation committee and in accordance with the terms of the MBP.

In 2009, we maintained a management bonus plan to reward the performance of officers and specified individuals for their 2009 performance. The actual bonus payments paid under the 2009 management bonus plan were determined based on the achievement of operational, financial and business development objectives for 2009. For the three months ended March 31, 2009, we accrued $0.2 million in management bonuses under the 2009 management bonus plan.

Other Long-Term Liabilities

The components of other long-term liabilities are as follows (in thousands):

	As of March 31, 2010	As of December 31, 2009
Deferred Rent	$2,207	$2,280
Other	691	763

	$2,898	$3,043

Impairment of Intangible Assets

During the three months ended March 31, 2009, we recorded an impairment charge on intangible assets of $0.2 million. We determined that the intangible assets associated with our 2007 acquisition of Arabella were fully impaired as the core technology acquired would no longer be used in our ongoing business operations.

Restructuring Activity

We incurred restructuring charges totaling $1.1 million during the three months ended March 31, 2009 resulting from a restructuring plan we implemented in March 2009 that resulted in a worldwide reduction-in-force of 55 employees and the closure of our Nice, France and Kfar Saba, Israel offices. All of the terminated employees received severance payments upon their effective termination. In addition, the affected French and Israeli employees continued to receive salaries until their termination became effective upon the expiration of applicable contractual or statutory notice periods.

We believe that the continued payment of salaries to the terminated Nice and Kfar Saba employees during their respective notice periods represented a one-time termination benefit since we were required by contract or law to make these payments whether or not these employees continued to work for us through their actual termination dates.

In subsequent periods during 2009, we recorded additional restructuring charges of $1.1 million in connection with this restructuring plan.

The following table presents a rollforward of our restructuring liability as of March 31, 2010, which is included within accrued payroll and benefits in the condensed consolidated balance sheets (in thousands):

	Employee Separation Expenses	Total
Liability as of December 31, 2009	$9	$9
Cash payments	(9)	(9)

Liability as of March 31, 2010	$—	$—

Debt

As of March 31, 2010, we had access to a $10.0 million revolving credit line under the terms of our Loan and Security Agreement, as amended, with Silicon Valley Bank, or SVB. As of March 31, 2010, $8.8 million was available under the credit line, with the remainder of the credit line used to secure our performance under our San Diego, California, and San Jose, California, facility leases.

We amended the provisions of our credit line in April 2010 upon the payment of a $12,500 amendment fee and extended the term of the credit line through April 8, 2011. The maximum credit available under the credit line was reduced from $10.0 million to $5.0 million. As amended, interest on the credit line is payable at an annual interest rate equal to the prime rate plus 0.5% if we maintain a liquidity ratio of at least 1.75 to 1, or the prime rate plus 2.0% if we maintain a liquidity ratio of less than 1.75 to 1. If any portion of the credit line remains unused at any time, we are required to pay a fee equal to 0.125% per annum of the average unused portion of the credit line so long as we maintain a liquidity ratio of at least 1.75 to 1, or 0.5% per annum of the average unused portion of the credit line when our liquidity ratio falls below 1.75 to 1. The amended agreement also limits the aggregate amount of assets and collateral that we are allowed to transfer to, and the amount of investments that we are allowed to make in, certain of our subsidiaries to $600,000 per month. The amount available under the credit line cannot exceed 80% of the value of our eligible accounts receivable and may be decreased by certain commitments, such as the $1.2 million and $35,000 standby letters of credit that secure our performance under our San Diego, California, and San Jose, California, facility leases, respectively.

As of April 9, 2010, $3.8 million was available under the credit line. The availability was reduced by the two standby letters of credit for our facility leases.

Deferred Rent

We recognize rent expense on a straight-line basis over the lease term and record landlord allowances for tenant improvements as deferred rent. The deferred rent is amortized over the lease term as a reduction of rent expense. As of March 31, 2010 and December 31, 2009, there was $2.2 million and $2.3 million, respectively, of unamortized deferred rent recorded as a component of other long-term liabilities.

Purchase Commitments

We had firm purchase order commitments for the acquisition of inventory as of March 31, 2010 and December 31, 2009 of $22.7 million and $20.2 million, respectively.

Stock-Based Compensation

We have in effect equity incentive plans under which incentive stock options and non-qualified stock options have been granted to employees, directors and consultants to purchase shares of our common stock at a price not less than the fair market value of the stock at the date of grant, except for certain options assumed in connection with a business combination. These equity plans include the 2007 Non-Employee Directors’ Stock Option Plan, under which we continue to grant non-qualified stock options, and the 2007 Equity Incentive Plan, or 2007 Plan, under which we continue to grant non-qualified stock options and restricted stock units. These plans are further described in the Annual Report.

We also grant stock awards under our ESPP. Under the terms of the ESPP, eligible employees may purchase shares of our common stock at the lesser of 85% of the fair market value of our common stock on the offering date or the purchase date.

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 included compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of net revenues	$63	$16
Research and development	1,079	1,522
Sales and marketing	312	368
General and administrative	738	902

Total stock-based compensation expense	$2,192	$2,808

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

The fair value of stock options granted to employees and directors was estimated at the grant date using the following assumptions:

	Three Months Ended March 31,
	2010	2009
Expected life (years)	6.1	6.1
Risk-free interest rate	3.07%	2.20%
Expected volatility	80%	69%
Expected dividend yield	—	—

We granted options and other stock awards to consultants in connection with their service agreements. For the three months ended March 31, 2010 and 2009, we recorded compensation expense related to these awards of $0.1 million, and $2,000, respectively. The fair value of the awards was estimated using a Black-Scholes option-pricing model.

The fair value of stock options granted to consultants was estimated at the grant date using the following assumptions:

	Three Months Ended March 31,
	2010	2009
Contractual term of option (in years)	10.0	10.0
Risk-free interest rate	3.07%	2.20%
Expected volatility	80%	69%
Expected dividend yield	—	—

For each of the three months ended March 31, 2010 and 2009, we recorded stock-based compensation expense for the ESPP totaling $0.2 million. The fair value of stock options granted under the ESPP was estimated at the grant date using the following assumptions:

Three Months Ended March 31,
	2010	2009
Expected life (years)	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	0.1% to 0.9%	1.1% to 1.3%
Expected volatility	82% to 139%	100% to 116%
Expected dividend yield	—	—

As of March 31, 2010, we estimated there were $10.5 million in total unrecognized compensation costs related to employee stock option agreements, which are expected to be recognized over a weighted-average period of 2.2 years. As of March 31, 2010, we estimate there were $0.3 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.4 years.

3. Income Taxes

Our effective tax rate for the three months ended March 31, 2010 was 0.08%, compared to (0.16)% for the three months ended March 31, 2009. Our effective tax rate for the three months ended March 31, 2009, is expressed as a negative rate because we recorded tax expense while in a loss position for the period. The tax expense related to foreign taxes during the three months ended March 31, 2010 and March 31, 2009, was $4,000 and $16,000, respectively.

On January 1, 2007, we adopted guidance that prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the guidance provides clarity on de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The unrecognized tax benefit was $9.5 million as of December 31, 2009.

No adjustments have been made during the three months ended March 31, 2010 for any uncertain tax positions and we do not expect our unrecognized tax benefits to change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2010 or December 31, 2009.

We file federal and state income tax returns in the United States and various other income tax returns in foreign jurisdictions.

4. Net Income (Loss) Per Share of Common Stock

We compute basic income (loss) per share of common stock by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive.

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss)—basic and diluted	$1,758	$(8,736)

Denominator:
Weighted average number of shares of common stock outstanding	71,544	69,480
Less: Restricted stock	(222)	(681)

Weighted average number of shares used in computing net income (loss) per common share—basic	71,322	68,799

Effect of dilutive securities:
Restricted stock	222	—
ESPP shares	37	—
Stock award common share equivalents	2,408	—

Weighted average number of shares used in computing net income (loss) per common share—diluted	73,989	68,799

Net income (loss) per share—basic	$0.02	$(0.13)

Net income (loss) per share—diluted	$0.02	$(0.13)

Potentially dilutive securities that were not included in the diluted net income (loss) per share calculations because they would be antidilutive, for any reason, are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock options outstanding	3,206	9,912
Stock reserved for issuance under put and call option agreements	—	147
Restricted stock	—	768

Total	3,206	10,827

5. Supplemental Disclosure of Cash Flow and Non-Cash Activity

Cash Flow

There was no cash paid for interest or taxes in the periods ended March 31, 2010 and 2009.

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Three Months Ended March 31,
	2010	2009
Decrease in repurchase liability for early exercise of stock options	$48	$107
Currency translation adjustment	(3)	24

6. Significant Customer and Geographic Information

Customers

Based on direct shipments, customers that represented 10% or more of total net revenues were as follows:

	Net Revenues
	Three Months Ended March 31,
	2010	2009
Actiontec Electronics, Inc.	*	20%
Motorola, Inc.	21%	*
Prime Electronics & Satellites, Inc.	*	12%
Thompson Inc.	11%	*
Westell Technologies, Inc.	*	17%
Zinwell Corporation	13%	*

*	Customer accounted for less than 10% of total net revenues for the period indicated.

As of March 31, 2010 and December 31, 2009, customers that individually represented 10% or more of accounts receivable balances represented a total of 56% and 44% of accounts receivable, respectively.

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues as a percentage of total net revenues by geographic region were as follows:

	Three Months Ended March 31,
	2010	2009
Asia	90%	92%
Europe	2	3
North America	8	5

	100%	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and related notes as of and for the year ended December 31, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report.

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

In this Quarterly Report, “Entropic Communications, Inc.,” “Entropic Communications,” “Entropic,” the “Company,” “we,” “us” and “our” refer to Entropic Communications, Inc. and its subsidiaries, taken as a whole, unless otherwise noted.

Overview

Entropic Communications is a leading fabless semiconductor company that designs, develops and markets systems solutions to enable connected home entertainment. Our technologies significantly change the way SD and HD video and other multimedia content such as movies, music, games and photos are brought into and delivered throughout the home. Our products include home networking chipsets based on the MoCA standard, high-speed broadband access chipsets, integrated circuits that simplify and enhance digital broadcast satellite, or DBS, services and silicon tuner integrated circuits. We use our considerable experience with service provider-based deployments to create solutions that address the complex requirements associated with delivering multiple streams of HD video into and throughout the home, while seamlessly coexisting with video, voice and data services that are using the same coaxial cable infrastructure.

In December 2004, we introduced and commenced commercial shipments of our home networking products. In the first quarter of 2006, we began commercially shipping our broadband access solutions. In May 2007, we acquired Arabella, a developer of embedded software. In June 2007, we acquired RF Magic, Inc., or RF Magic, a provider of digital broadcast satellite outdoor unit and silicon tuner solutions. In 2008, we acquired certain specified assets of Vativ Technologies, Inc., or Vativ, a provider of high-bandwidth, advanced digital processing solutions for digital television and 10 gigabit Ethernet markets. Since inception, we have invested heavily in product development and have not yet achieved profitability on an annual basis, although we had net income of $1.8 million for the three months ended March 31, 2010 and $1.0 million for the three months ended December 31, 2009. Our net revenues grew from $122.5 million in 2007 to $146.0 million in 2008 driven primarily by increased demand for our home networking products. Our net revenues decreased to $116.3 million in 2009 driven primarily by softness in demand for our home networking products and, to a lesser extent, by lower demand for our DBS products. As of March 31, 2010, we had an accumulated deficit of $240.1 million.

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

We expect research and development expenses in future years to continue to increase in total dollars as we develop additional products and expand our business, and to fluctuate over the course of the year based on the timing of our development tools and supply costs, which include outside services, masks costs and licenses. We also anticipate that our sales and marketing expenses will increase as we expand our domestic and international sales and marketing organization and activities and build brand awareness. Due to the lengthy sales cycles that we face, we may experience significant delays from the time we incur research and development and sales and marketing expenses until the time, if ever, that we generate sales from the related products.

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

Results of Operations

The following table sets forth selected items from our unaudited condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended March 31,
	2010	2009
Consolidated Statements of Operations Data:
Total net revenues	100%	100%
Total cost of net revenues	47	49

Gross profit	53	51
Operating expenses:
Research and development	31	55
Sales and marketing	10	15
General and administrative	7	11
Restructuring charges	—	5
Impairment of goodwill and intangible assets	—	1

Total operating expenses	48	87

Income (loss) from operations	5	(36)
Income taxes	—	—

Net income (loss) attributable to common stockholders	5%	(36)%

Comparison of Three Months Ended March 31, 2010 and 2009

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Three Months Ended March 31,
	2010	2009	% Change
Net revenues	$37,451	$24,123	55%

Net revenues increased during the three months ended March 31, 2010 compared to the same period in 2009 driven primarily by higher demand for our home networking products including new deployments by additional service providers and, to a lesser extent, by higher demand for our DBS outdoor unit chips.

Gross Profit/Gross Margin

	Three Months Ended March 31,
	2010	2009	% Change
Gross profit	$19,750	$12,219	62%
% of net revenues	53%	51%

Gross profit increased during the three months ended March 31, 2010 compared to the same period in 2009 driven primarily by higher net revenues from sales of our home networking products and, to a slightly lesser extent, our DBS outdoor unit products.

Gross margin increased during the three months ended March 31, 2010 compared to the same period in 2009 driven primarily by lower unit costs of our home networking chipsets, which resulted principally from more favorable manufacturing costs. Cost of net revenues also included amortization of developed technology in the amounts of $0.4 million during each of the three month periods ended March 31, 2010 and 2009, or approximately 1% and 2% of net revenues, respectively.

Research and Development Expenses

	Three Months Ended March 31,
	2010	2009	% Change
Research and development	$11,538	$13,323	(13)%
% of net revenues	31%	55%

The decrease in research and development expenses during the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was primarily due to decreased personnel costs of $1.5 million (of which $0.5 million was due to stock-based compensation). The decrease in personnel costs was principally caused by a decrease in employees engaged in research and development activities during the three months ended March 31, 2010 compared to the same period in 2009, due to the implementation, in late March 2009, of our restructuring plan. Other factors contributing to the decrease in research and development expense include a $0.2 million reduction in development tools and supply costs, which include outside services, masks costs and licenses that fluctuate in timing and amount from period to period, and a $0.1 million reduction in overhead allocations and depreciation, all of which resulted from a general decrease in research and development activities primarily as a result of the March 2009 restructuring plan.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2010	2009	% Change
Sales and marketing	$3,778	$3,637	4%
% of net revenues	10%	15%

The increase of $0.1 million in sales and marketing expenses for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was primarily due to an increase in the number of employees engaged in sales and marketing activities.

General and Administrative Expenses

	Three Months Ended March 31,
	2010	2009	% Change
General and administrative	$2,700	$2,689	0%
% of net revenues	7%	11%

The $11,000 increase in general and administrative expenses for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was primarily driven by a general increase in business activities such as outside services, which include accounting, tax and legal services, offset by a decrease in stock compensation expense.

Amortization of Intangibles

	Three Months Ended March 31,
	2010	2009	% Change
Amortization of intangible assets	$0	$16	(100)%
% of net revenues	0%	0%

During the three months ended March 31, 2009, we determined that the intangible assets associated with our 2007 acquisition of Arabella were fully impaired as the core technology acquired would no longer be used in our ongoing business operation and, as such, no further amortization was recognized related to this intangible.

Impairment of Intangible Assets

	Three Months Ended March 31,
	2010	2009	% Change
Impairment of intangible assets	$0	$208	(100)%
% of net revenues	0%	1%

During the three months ended March 31, 2009, we recorded an impairment charge on intangible assets of $0.2 million. We determined that the intangible assets associated with our 2007 acquisition of Arabella were fully impaired as the core technology acquired would no longer be used in our ongoing business operations.

Restructuring Charges

We incurred restructuring charges totaling $1.1 million during the three months ended March 31, 2009 resulting from a restructuring plan we implemented in March 2009 that resulted in a worldwide reduction-in-force of 55 employees and the closure of our Nice, France and Kfar Saba, Israel offices. All of the terminated employees received severance payments upon their effective termination. In addition, the affected French and Israeli employees continued to receive salaries until their termination became effective upon the expiration of applicable contractual or statutory notice periods.

We believe that the continued payment of salaries to the terminated Nice and Kfar Saba employees during their respective notice periods represented a one-time termination benefit since we were required by contract or law to make these payments whether or not these employees continued to work for us through their actual termination dates.

In subsequent periods during 2009, we recorded additional restructuring charges of $1.1 million in connection with this restructuring plan.

The following table presents a rollforward of our restructuring liability as of March 31, 2010, which is included within accrued payroll and benefits in the condensed consolidated balance sheets (in thousands):

	Employee Separation Expenses	Total
Liability as of December 31, 2009	$9	$9
Cash payments	(9)	(9)

Liability as of March 31, 2010	$—	$—

Liquidity and Capital Resources

As of March 31, 2010 and December 31, 2009, we had cash and cash equivalents of $38.5 million and $35.3 million, respectively, and no marketable securities for either period.

As of March 31, 2010, we had access to a $10.0 million revolving credit line under the terms of our Loan and Security Agreement, as amended, with SVB. As of March 31, 2010, $8.8 million was available under the credit line, with the remainder of the credit line used to secure our performance under our San Diego, California, and San Jose, California, facility leases.

We amended the provisions of our credit line in April 2010 upon the payment of a $12,500 amendment fee and extended the term of the credit line through April 8, 2011. The maximum credit available under the credit line was reduced from $10.0 million to $5.0 million. As amended, interest on the credit line is payable at an annual interest rate equal to the prime rate plus 0.5% if we maintain a liquidity ratio of at least 1.75 to 1, or the prime rate plus 2.0% if we maintain a liquidity ratio of less than 1.75 to 1. If any portion of the credit line remains unused at any time, we are required to pay a fee equal to 0.125% per annum of the average unused portion of the credit line so long as we maintain a liquidity ratio of at least 1.75 to 1, or 0.5% per annum of the average unused portion of the credit line when our liquidity ratio falls below 1.75 to 1. The amended agreement also limits the aggregate amount of assets and collateral that we are allowed to transfer to, and the amount of investments that we are allowed to make in, certain of our subsidiaries, to $600,000 per month. The amount available under the credit line cannot exceed 80% of the value of our eligible accounts receivable and may be decreased by certain commitments, such as the $1.2 million and $35,000 standby letters of credit that secure our performance under our San Diego, California, and San Jose, California, facility leases, respectively.

As of April 9, 2010, the availability was reduced by the two standby letters of credit for our facility leases, and $3.8 million was available under the credit line.

The following table shows our cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in) operating activities	$3,482	$(2,151)
Net cash provided by (used in) investing activities	(609)	2,677
Net cash provided by (used in) financing activities	370	5
Net effect of exchange rates on cash	4	—

Total increase (decrease) in cash and cash equivalents	$3,247	$531

Cash Flows from Operating Activities

Net cash provided by operating activities was $3.5 million for the three months ended March 31, 2010, primarily resulting from net income of $1.8 million, $2.2 million in stock compensation expenses, depreciation and amortization of $1.3 million, a $0.9 million increase in accounts payable and other liabilities driven primarily by an increase in inventory and a $0.8 million decrease in prepaid expenses. These increases in net cash were offset by an increase in accounts receivable of $2.7 million due to an increase in sales during the three months ended March 31, 2010 and a $0.7 million increase in inventory primarily related to our silicon tuner products, new deployments of our home networking products and increased demand of our channel stacking switch products for DIRECTV, offset by a decrease in inventory related to the Verizon FiOS deployment.

Our operating activities used $2.2 million of cash in the three months ended March 31, 2009, primarily resulting from a net loss of $8.7 million and an increase in accounts receivable of $3.3 million due to a majority of sales occurring later in the first quarter of 2009, offset by a $3.7 million decrease in inventory primarily due to lower anticipated future revenues, a $2.6 million increase in accounts payable due to restructuring charge accrual and timing of vendor payments, $2.8 million in stock compensation expenses and $0.9 million in depreciation and amortization.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2010 due to purchases of property and equipment primarily consisting of research and development equipment.

Net cash provided by investing activities was $2.7 million for the three months ended March 31, 2009, primarily due to $3.5 million sales of marketable securities offset by $0.8 million purchases of property and equipment primarily consisting of operations equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2010, due to proceeds from the issuance of common stock in connection with stock option exercises.

Net cash provided by financing activities was $5,000 for the three months ended March 31, 2009 due to proceeds of $16,000 from the issuance of common stock, offset by $11,000 from the repurchase of issued stock.

We expect to experience an increase in our operating expenses in absolute dollars, particularly in research and development expenses, but also in sales and marketing and general and administrative expenses, for the foreseeable future in order to execute our business strategy and to support our growth. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

We believe that our cash and cash equivalents of $38.5 million, together with the $3.8 million available to us under our existing credit line as of April 9, 2010, will be sufficient to fund our projected operating requirements for at least the next 12 months. We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of March 31, 2010, we have not recorded any indemnity obligations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are discussed in our Annual Report and there have been no material changes to such policies with the exception of new revenue recognition guidance which we adopted effective January 1, 2010. The guidance allows companies to allocate arrangement consideration in multiple deliverable agreements in a manner that is intended to better reflect the transaction’s economics. The guidance also removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to us.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2010, the carrying value of our cash and cash equivalents approximated fair value. A change in market interest rates of 1.0% annualized would have impacted our net income from these investments by $0.1 million for the three months ended March 31, 2010.

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

Our investment policy for marketable securities requires that all securities mature in two years or less, with a weighted average maturity of no longer than 12 months. As of March 31, 2010, we did not carry any of these securities, but we may do so in the future. The fair value of marketable securities we may purchase will fluctuate based on changes in market conditions and interest rates and is affected by the credit condition of the U.S. financial sector. Absent the unprecedented turmoil and upheaval in the U.S. financial sector, given the short-term maturities of marketable securities we may purchase, we do not believe these instruments will be subject to significant market or interest rate risk. Although there have been recent signs of improvement within the U.S. financial sector, the sector remains fragile and conditions may deteriorate rapidly, which could adversely affect the value, realized or unrealized, of our investments and cause us to record significant impairment losses.

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

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have had net operating losses for several years, had an accumulated deficit of $240.1 million as of March 31, 2010 and only recently became profitable on quarterly basis, and we are unable to predict whether we will remain profitable.*

We were incorporated in 2001, did not commence shipping production quantities of our home networking products until December 2004 and only became profitable in the fourth quarter of 2009. Consequently, any predictions about future performance may not be as accurate as they could be if we had a longer history of successfully commercializing our home networking solutions. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.

We have incurred substantial net operating losses during our limited operating history. For the years ended December 31, 2009, 2008 and 2007, we incurred net losses attributable to common stockholders of $13.2 million, $136.4 million and $32.1 million, respectively, and for the three months ended March 31, 2010, we had net income of $1.8 million. Although we became profitable in the fourth quarter of 2009 and continued to maintain quarterly profitability in the first quarter of 2010, we have incurred significant net losses since our inception and have never been profitable on an annual basis. As of March 31, 2010, we had an accumulated deficit of $240.1 million. We may incur operating losses in the future as we continue to make significant expenditures related to the development of our products and the expansion of our business, and increase our general and administrative expenses to comply with public company reporting requirements. Our ability to sustain profitability depends on the extent to which we can maintain revenue and control or improve upon our cost control in order to counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures, or unforeseen difficulties or costs associated with the integration of acquired assets or businesses. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts and factors, we are unable to predict the extent of our profitability or future losses. If we are unable to achieve adequate growth, we may not sustain profitability and our stock price could decline.

We face intense competition and expect competition to increase in the future, with many of our competitors being larger, more established and better capitalized than we are.*

The markets for our products are extremely competitive and have been characterized by rapid technological change, evolving industry standards, rapid changes in customer requirements, short product life cycles and frequent introduction of next generation and new products, as well as competing technologies. This competition could make it more difficult for us to sell our products and result in increased pricing pressure, reduced gross profit as a percentage of revenues or gross margins, increased sales and marketing expenses and failure to increase or the loss of market share or expected market share. Semiconductor products in particular have a history of declining prices driven by customer insistence on lower prices as the cost of production is reduced and as demand falls when competitive products or newer, more advanced products are introduced. If market prices decrease faster than product costs, our gross margins and operating margins would be adversely affected. Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we expect to face future competition in the sale of MoCA-compliant chipsets. For example, Broadcom Corporation, or Broadcom, has announced the availability of several multi-format video decoder system-on-a-chip solutions with integrated MoCA functionality. Broadcom’s MoCA home networking reference design platform, which is based on Broadcom’s MoCA-enabled system-on-a-chip product, has achieved MoCA 1.0 and MoCA 1.1 certification from the MoCA certification board. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge and could acquire significant market share. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop products or technologies that cause our products and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.

Currently, we face competition from a number of established companies that offer products based on competing technologies, such as Data over Cable Service Interface Specifications, versions of Digital Subscriber Line, Ethernet, HomePNA, HomePlug AV, Broadband over Power Line, High Performance Network Over Coax, or HiNOC, Wi-Fi and WiMAX, also known as Worldwide Interoperability for Microwave Access. Although some of these competing technologies were not originally designed to operate over coaxial cables, our competitors have modified certain technologies, including HomePNA, HomePlug AV, Broadband over Power Line and Wi-Fi, to work on the same in-home coaxial cables that our MoCA-based products use. We also expect to face competition from companies that offer products based on G.hn technology once the G.hn standard has been set by the International Telecommunication Union, or ITU. Many of our competitors and potential competitors are substantially larger and have longer operating histories, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we. Given their capital resources, many of these larger organizations are in a better position to withstand any significant reduction in customer purchases or market downturns in the markets in which we compete. Many of our competitors also have broader product lines and market focus, allowing them to bundle their products and services and effectively use other products to subsidize lower prices for those products that compete with ours or to provide integrated product solutions that offer cost advantages to customers. In addition, many of our competitors have been in operation much longer than we and therefore have better name recognition and more long-standing and established relationships with service providers, ODMs and OEMs.

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

•	our ability to identify new and emerging markets and market trends;

•	our ability to reduce our product costs and receive favorable pricing from our suppliers;

•	our ability to recruit design and application engineers and other technical personnel;

•	our ability to protect our intellectual property and obtain licenses to the intellectual property of others on commercially reasonable terms; and

•	availability of substitute goods offered at a lower price than ours.

Our inability to address any of these factors effectively, alone or in combination with others, could seriously harm our business, operating results and financial condition.

In addition, consolidation by industry participants could result in competitors with increased market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which would allow them to compete more effectively against us. Current and potential competitors may also gain such competitive advantages by establishing financial or strategic relationships with existing or potential customers, suppliers or other third-parties. These new competitors or alliances among competitors could emerge rapidly and acquire significant market share. In addition, some of our suppliers and customers offer or may offer products that compete with our products.

Depending on the participants, industry consolidation or the formation of strategic relationships could have a material adverse effect on our business and results of operations by reducing our ability to compete successfully in our current markets and the markets we are seeking to serve.

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*

We derive a substantial portion of our revenues from a limited number of customers. For example, during the three months ended March 31, 2010, three customers accounted for 45% of our net revenues with each of them accounting for 10% or more of our net revenues. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

In addition, we depend on a limited number of service providers that purchase products from our customers that incorporate our products. To date, we primarily rely on two major service providers, Verizon and DIRECTV, to deploy products using our home networking solutions. We also primarily rely on two major service providers, DISH Network and DIRECTV, to deploy products using our digital broadcast satellite outdoor unit solutions. During the three months ended March 31, 2010 and the year ended December 31, 2009, products sold to our customers that were incorporated into products purchased by Verizon, DISH Network and DIRECTV accounted for substantially all of our net revenues. If these service providers, or other service providers that elect to use our products, reduce or eliminate purchases of our customers’ products which incorporate our products, this would significantly reduce our revenues and adversely affect our operating results. In addition, any sudden or unexpected slowdown in deployments by service providers that incorporate our products may lead to an inventory buildup by our customers who may, in turn, postpone taking delivery of our products or wait to clear their existing inventory before ordering more products from us, which, in turn, may adversely affect our results. Our operating results in the foreseeable future will continue to depend on a limited number of service providers’ demand for products which incorporate our products.

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

If we fail to develop and introduce new or enhanced products on a timely basis, our ability to attract and retain customers could be impaired, and our competitive position may be harmed.*

To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet the cost expectations of our customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products obsolete. Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological shifts could result in decreased revenues and an increase in design wins by our competitors. In particular, we may experience difficulties with product design, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new or enhanced products. If we fail to introduce new or enhanced products that meet the needs of our customers or penetrate new markets in a timely fashion, we may lose market share and our operating results will be adversely affected.

Our results could be adversely affected if our customers or the service providers who purchase their products are unable to successfully compete in their respective markets.*

Our customers and the service providers that purchase products from our customers face significant competition from their competitors. We rely on these customers’ and service providers’ ability to develop products and/or services that meet the needs of their customers in terms of functionality, performance, availability and price. If these customers and service providers do not successfully compete, they may lose market share, which would negatively impact the demand for our products. For example, for our home networking products, there is intense competition among service providers to deliver video and other multimedia content into and throughout the home. For the sale of our home networking products, we are currently dependent on Verizon’s and DIRECTV’s ability to compete in the market for the delivery of HD video and other multimedia content. Therefore, factors influencing Verizon’s or DIRECTV’s ability to compete in this market, such as laws and regulations regarding local cable franchising or satellite broadcasting rights, could have an adverse effect on our current ability to sell home networking products. In addition, our digital broadcast satellite outdoor unit products are primarily supplied to digital broadcast satellite service providers by our ODM and OEM customers. Digital broadcast satellite service providers are facing significant competition from telecommunications carriers and cable multiple service operators as they compete for customers in terms of video, voice and data services. Moreover, ODMs and OEMs who market satellite set-top boxes using our silicon tuners are competing with a variety of internet protocol-based video delivery solutions, including versions of Digital Subscriber Line technology and certain fiber optic-based solutions. Many of these technologies compete effectively with satellite set-top boxes and do not require tuners such as the ones we sell. If our customers and the service providers who purchase products from our customers that incorporate our products do not successfully compete, they may lose market share, which would reduce their demand for our products.

If the market for HD video and other multimedia content delivery solutions based on the MoCA standard does not develop as we anticipate, our revenues may decline or fail to grow, which would adversely affect our operating results.*

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our revenues from sales of our home networking products based on the MoCA standard. The market for multimedia content delivery solutions based on the MoCA standard is relatively new, still evolving and difficult to predict. Currently, the growth of the MoCA-based multimedia content delivery market and the success of our business are largely driven by the adoption and deployment of the existing and future generations of the technology by service providers, ODMs and OEMs and, to a lesser extent, by consumer adoption of such technology which is dependent on the availability of over-the-top, or OTT, services that directly deliver internet video content into the home. It is uncertain whether the MoCA standard will achieve and sustain high levels of demand and market acceptance by service providers or consumers, whether the availability of OTT services will continue to grow or whether consumers beyond the early technology adopters will embrace OTT services in increasing numbers, if at all. Some service providers, ODMs and OEMs have adopted, and others may adopt, multimedia content delivery solutions that rely on technologies other than the MoCA standard or may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, MoCA-based solutions. These alternative technology solutions, which compete with MoCA-based solutions, currently include Ethernet, HomePNA, Home Plug AV, Wi-Fi and WiMedia. It is critical to our success that additional service providers, including telecommunications carriers, digital broadcast satellite service providers and cable operators, adopt the MoCA standard for home networking.

If the market for MoCA-based solutions does not continue to develop or develops more slowly than we expect, or if we make errors in predicting adoption and deployment rates for these solutions, our revenues may be significantly adversely affected. Our operating results may also be adversely affected by any delays in consumer adoption of OTT services, or if the market for OTT services develops more slowly than we expect.

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

The semiconductor and communications industries have historically exhibited cyclical behavior, which at various times have included significant downturns in customer demand. Even as the industry recovers from the most recent downturn that was triggered by the deterioration in global macroeconomic conditions in 2008 and 2009, some OEMs and ODMs may slow down their research and development activities, cancel or delay new product development, reduce their inventories and/or take a cautious approach to acquiring products, which may lead to a significant negative impact to our business. Because a significant portion of our expense is fixed in the near term or is incurred in advance of anticipated sales, we may not be able to decrease our expenses rapidly enough to offset any unanticipated shortfall in revenues during industry downturns, which could adversely affect our operating results.

Even during periods of increased demand and industry growth, we may experience production constraints which could limit our ability to produce sufficient quantities of our products to meet the increased demand. We may also have difficulty in obtaining sufficient manufacturing, assembly and test resources from our manufacturers. Any factor adversely affecting either the semiconductor or communications industries in general, or the particular segments of any of these industries that our products target, may adversely affect our ability to generate revenue and could negatively impact our operating results, cash flow and financial condition. In addition, our operating results may also fluctuate significantly from period to period as we adjust our inventory and production requirements to meet the changing demands of our customers, which may increase the volatility of the price of our stock.

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

We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this expansion and growth, or if our business does not grow as we expect, we may not be able to realize a return on the resources we devote to expansion.*

We anticipate that we will continue to expand our infrastructure and grow our headcount to accommodate changes in our research and development strategy and achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of our product deployments. Overgrowth may place a strain on our administrative and operational infrastructure. Our success in managing our growth will be dependent upon our ability to:

•	enhance our operational, financial and management controls, reporting systems and procedures;

•	expand our facilities and equipment and develop new sources of supply for the manufacture, assembly and testing of our semiconductor products;

•	successfully hire, train, motivate and productively deploy employees, including technical personnel; and

•	expand our international resources.

Our inability to address effectively any of these factors, alone or in combination with others, could harm our ability to execute our business strategy.

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

The inability to integrate successfully any businesses we acquire, or any significant delay in achieving integration, could delay introduction of new products and require expenditure of additional resources to achieve integration. For example, although we recorded significant amounts of goodwill and other intangible assets in connection with the acquisitions we completed in 2007 and 2008, as a result of the recent industry and economic turmoil and its effects on our market value and business outlook, we had to reduce the carrying amount of all of these long-lived assets and, as of March 31, 2010, we have recorded an aggregate impairment charge of $113.4 million against our goodwill and intangible assets carrying value related to these acquisitions.

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

Our product development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*

Our product development efforts require substantial research and development expense. Our research and development expense was $11.5 million and $13.3 million for the three months ended March 31, 2010 and 2009, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

The development of our products is also highly complex. Due to the relatively small size of our product design teams, our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial and technical resources. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Unanticipated problems in developing products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements and could substantially increase our costs. Furthermore, we may expend significant amounts on a research and development program that may not ultimately result in a commercially successful product, and we have in the past terminated ongoing research and development programs before they could be brought to successful conclusions. As a result of these and other factors, we may be unable to develop and introduce new products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. Any failure to develop future products that are commercially successful would have a material adverse effect on our business, financial condition and results of operations.

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

Our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand for our products accurately, we may incur product shortages, delays in product shipments or excess or insufficient product inventory.*

We sell our products to customers who integrate them into their products. We do not obtain firm, long-term purchase commitments from our customers. We have limited visibility as to the volume of our products that our customers are selling or carrying in their inventory. In addition, certain service providers are affected by seasonality in their deployment of products that incorporate our products, which may in turn impact the timing of our sales. Because production lead times often exceed the amount of time required to fulfill orders, we often must build inventory in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Our demand forecast accuracy, and our ability to manage our inventory carrying levels accurately, can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, adverse changes in our product order mix and demand for our customers’ products. We have in the past had customers dramatically decrease and increase their requested production quantities with little or no advance notice. Even after an order is received, our customers may cancel these orders, postpone taking delivery or request a decrease in production quantities. Any such cancellation, postponement of delivery or decrease in production quantity subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls, reduced profit margins and excess or obsolete inventory which we may be unable to sell to other customers or which we must sell at reduced prices, or that any resulting disputes with our customers may adversely impact our future relationships with those customers. Alternatively, if we are unable to project customer requirements accurately, we may not build enough products, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources of supply, which could affect our ongoing relationships with these customers and potentially reduce our market share. If we do not timely fulfill customer demands, our customers may cancel their orders and we may be subject to customer claims for cost of replacement.

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

Certain of our customers’ products and service providers’ services are subject to governmental regulation.*

Governmental regulation could place constraints on our customers and service providers’ services and consequently reduce our customers’ demand for our products. For example, the Federal Communications Commission has broad jurisdiction over products that emit radio frequency signals in the United States. Similar governmental agencies regulate these products in other countries. Moreover, laws and regulations regarding local cable franchising or satellite broadcasting rights could have an adverse effect on Verizon’s, DIRECTV’s and other service providers’ ability to compete in the HD video and multimedia content delivery market. Although most of our products are not directly subject to current regulations of the Federal Communications Commission or any other federal or state communications regulatory agency, much of the equipment into which these products are incorporated is subject to direct governmental regulation. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, impede sales of our products. For example, demand for these products will decrease if equipment into which they are incorporated fails to comply with the specifications of the Federal Communications Commission.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.*

We intend to continue spending substantial amounts to grow our business. We may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. The maximum credit available to us under the terms of our existing Loan and Security Agreement, as amended, with SVB, was reduced in April 2010 from $10.0 million to $5.0 million at our request, but we have no assurance that we will be able to increase our line of credit or obtain additional credit from other lenders when and if a need arises.

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

We devote significant monetary and managerial resources to ensure our compliance with public company regulations.*

As a public company, we incur significant legal, accounting and other expenses to ensure our compliance with various public company regulations, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and various rules and regulations adopted by the SEC and The NASDAQ Stock Market, or NASDAQ. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal controls for financial reporting, and our management and other personnel devote a substantial amount of time to ensure our compliance with the Act’s requirements. Compliance with the Sarbanes-Oxley Act requires us to adopt processes and procedures that make some activities more time-consuming and costly, thereby adding to our cost of operations. To ensure that we are in compliance with the Sarbanes-Oxley Act, and as required by the Act, we perform system and process evaluation and testing of our internal controls over financial reporting annually to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls. If we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

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

The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio is affected by the credit condition of the U.S. financial sector. Although there have been recent signs of improvement within the U.S. financial sector, the sector remains fragile and conditions may deteriorate rapidly, which could adversely affect the value, realized or unrealized, of our investments and cause us to record significant impairment losses.

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

Risks Related to International Operations

We expect a significant portion of our future revenues to come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Net revenues outside of the United States comprised 96% of our total revenues for the three months ended March 31, 2010 and 2009. International business activities involve certain risks, including:

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

Future sales of our common stock or the issuance of securities convertible into or exercisable for shares of our common stock may depress our stock price.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a substantial number of shares of our common stock, the issuance of securities convertible into or exercisable for shares of our common stock or the expectation or perception in the market that the holders of a large number of our shares of common stock intend to sell their shares, could significantly reduce the market price of our common stock. Although the average daily trading volume of our common stock has slowly increased in recent months, our common stock is still less liquid than the stock of companies with broader public ownership and, as a result, the trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock and lead to increased volatility in our stock price.

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

Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*

As of March 31, 2010, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 24% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to substantially influence or determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.*

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. A downgrade of our stock or the publication of inaccurate or unfavorable research about our business by one or more of the analysts who covers us have in the past caused, and may in the future cause, our stock price to decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The following sets forth information regarding all of our unregistered securities that were sold during the three months ended March 31, 2010:

(1)	As of December 31, 2009, options to purchase up to 2,129,964 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the three months ended March 31, 2010, options exercisable for up to 1,668 shares of common stock were cancelled without being exercised and options to purchase 168,905 shares of common stock were exercised at a weighted average exercise price of $1.27 per share. As of March 31, 2010, options to purchase up to 1,959,391 shares of our common stock remained outstanding under the 2001 Plan.

(2)	As of December 31, 2009, options to purchase up to 1,072,410 shares of our common stock were outstanding under our RF Magic Plan, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the three months ended March 31, 2010, 7,671 of these options were cancelled without being exercised and options to purchase 84,431 shares of common stock were exercised at a weighted average exercise price of $0.78 per share. As of March 31, 2010, options to purchase up to 980,308 shares of our common stock remained outstanding under the RF Magic Plan.

(3)	We acquired RF Magic’s French subsidiary in connection with our acquisition of RF Magic but did not assume the options held by the employees of the French subsidiary. Instead, we entered into put and call option agreements pursuant to which we are obligated to issue shares of our common stock in exchange for the shares of RF Magic’s common stock issuable upon exercise of stock options held by the employees of the French subsidiary. Although all of the employees of our French subsidiary have been terminated as of August 29, 2009, under the terms of the French option plan, a portion of their options remain outstanding and will not expire until 2012. As of December 31, 2009, pursuant to the terms of the put and call option agreements, 34,580 shares of our common stock were subject to exchange for shares of RF Magic common stock that are issuable upon exercise of stock options that remain outstanding under the French option plan. During the three months ended March 31, 2010, 5,294 shares of our common stock were released from the terms of the put and call option agreements as a result of the cancellation of the applicable French options, and 14,538 shares of common stock were issued at a weighted average exercise price of $0.43 per share in exchange for the shares of RF Magic common stock issued upon exercise of the underlying French options. As of March 31, 2010, we remain obligated to issue up to 14,748 shares of our common stock in exchange for shares of RF Magic’s common stock issuable upon exercise of the outstanding French options.

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

Issuer Purchases of Equity Securities

Pursuant to the terms of the 2001 Plan, options may be exercised prior to vesting. Shares of common stock issued prior to vesting that remain unvested are subject to a repurchase option in our favor that lapses in accordance with the original vesting schedule for the option. During the three months ended March 31, 2010, we did not repurchase any shares of our common stock.

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

The exhibits listed in the accompanying “Index to Exhibits” are filed with, or incorporated by reference into, this Quarterly Report. The exhibit numbers on the “Index to Exhibits” that are followed by an asterisk (*) indicate exhibits filed with this Quarterly Report. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10.2 through 10.8 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTROPIC COMMUNICATIONS, INC.

Date: April 29, 2010	By:	/s/ David Lyle
David Lyle
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

4.2 (3)	Form of Common Stock Certificate of the Registrant.

10.1(4)	Amendment to Loan and Security Agreement dated April 9, 2010 by and between the Registrant and Silicon Valley Bank.

10.2(4)+	Entropic Communications, Inc. Management Bonus Plan.

10.3(4)+	Amended and Restated Offer Letter and Relocation Agreement dated March 31, 2010 by and between the Registrant and Tom Lookabaugh.

10.4(4)+	Amended and Restated Change of Control Agreement dated December 3, 2009 by and between the Registrant and Tom Lookabaugh.

10.5(4)+	Amended and Restated Offer Letter and Relocation Agreement dated March 31, 2010 by and between the Registrant and William Bradford.

10.6(4)+	Amended and Restated Change of Control Agreement dated December 14, 2009 by and between the Registrant and William Bradford.

10.7(4)+	Amended and Restated Offer Letter and Relocation Agreement dated March 31, 2010 by and between the Registrant and Vinay Gokhale.

10.8(4)+	Amended and Restated Change of Control Agreement dated December 15, 2009 by and between the Registrant and Vinay Gokhale.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.

*	Filed herewith.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2010.