Form 10-Q
period 2010-06-30
ENTROPIC COMMUNICATIONS INC
filed 2010-07-29
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

There were 72,567,672 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of July 26, 2010.

ENTROPIC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2010	December 31, 2009 (1)
Assets
Current assets:
Cash and cash equivalents	$41,329	$35,252
Accounts receivable, net	19,917	15,468
Inventory	23,077	16,353
Prepaid expenses and other current assets	2,772	3,302

Total current assets	87,095	70,375
Property and equipment, net	11,706	11,581
Intangible assets, net	811	1,623
Other long-term assets	213	235

Total assets	$99,825	$83,814

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,979	$5,726
Accrued payroll and benefits	3,730	3,396
Accrued expenses and other current liabilities	2,538	2,217
Deferred revenues	161	174

Total current liabilities	16,408	11,513
Stock repurchase liability	211	345
Other long-term liabilities	2,751	3,043
Stockholders’ equity:
Common stock	73	71
Additional paid-in capital	317,495	310,796
Accumulated deficit	(237,057)	(241,907)
Accumulated other comprehensive loss	(56)	(47)

Total stockholders’ equity	80,455	68,913

Total liabilities and stockholders’ equity	$99,825	$83,814

(1)	The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$40,680	$26,146	$78,131	$50,269
Cost of net revenues	18,831	13,201	36,532	25,105

Gross profit	21,849	12,945	41,599	25,164
Operating expenses:
Research and development	11,746	10,102	23,284	23,425
Sales and marketing	3,991	3,395	7,769	7,032
General and administrative	3,012	2,712	5,712	5,401
Amortization of intangibles	—	—	—	16
Restructuring charges	—	979	—	2,103
Impairment of goodwill and intangible assets	—	—	—	208

Total operating expenses	18,749	17,188	36,765	38,185

Income (loss) from operations	3,100	(4,243)	4,834	(13,021)
Other income, net	20	30	45	89

Income (loss) before income taxes	3,120	(4,213)	4,879	(12,932)
Income tax provision	28	74	29	91

Net income (loss)	$3,092	$(4,287)	$4,850	$(13,023)

Net income (loss) per share – basic	$0.04	$(0.06)	$0.07	$(0.19)

Net income (loss) per share – diluted	$0.04	$(0.06)	$0.06	$(0.19)

Weighted average number of shares used to compute net income (loss) per share – basic	71,972	69,424	71,621	69,113

Weighted average number of shares used to compute net income (loss) per share – diluted	75,616	69,424	74,777	69,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income (loss)	$4,850	$(13,023)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,769	1,718
Amortization of intangible assets	811	827
Impairment of goodwill and intangible assets	—	208
Stock-based compensation to consultants	132	9
Stock-based compensation to employees	4,617	5,019
Impairment of assets related to restructuring charge	—	145
Loss on disposal of assets	7	—
Changes in operating assets and liabilities:
Accounts receivable	(4,449)	(1,016)
Inventory	(6,723)	5,231
Prepaid expenses and other current assets	526	(368)
Other long-term assets	20	6
Accounts payable	4,257	184
Accrued payroll and benefits	346	(435)
Accrued expenses and other current liabilities	323	254
Deferred revenues	(13)	(282)
Other long-term liabilities	(292)	(173)

Net cash provided by (used in) operating activities	6,181	(1,696)
Investing activities:
Purchases of property and equipment	(1,901)	(971)
Sales/maturities of marketable securities	—	3,489

Net cash (used in) provided by investing activities	(1,901)	2,518
Financing activities:
Net proceeds from the issuance of common stock, net of issuance costs	1,817	510

Net cash provided by financing activities	1,817	510

Net effect of exchange rates on cash	(20)	—

Net increase in cash and cash equivalents	6,077	1,332
Cash and cash equivalents at beginning of period	35,252	30,071

Cash and cash equivalents at end of period	$41,329	$31,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTROPIC COMMUNICATIONS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2010

1. Organization and Summary of Significant Accounting Policies

Business

Entropic Communications, Inc. was organized under the laws of the state of Delaware on January 31, 2001. We are a leading fabless semiconductor company that designs, develops and markets systems solutions to enable connected home entertainment. Our technologies significantly change the way high-definition and standard-definition television-quality video, or HD video and SD video, respectively, and other multimedia content, such as movies, music, games and photos, are brought into and delivered throughout the home.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and these accompanying notes. Among the significant estimates affecting the condensed consolidated financial statements are those related to business combinations, revenue recognition, allowance for doubtful accounts, inventory reserves, long-lived assets (including intangible assets), warranty reserves, accrued bonuses, income taxes, valuation of equity securities and stock-based compensation. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

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

Revenue Recognition

Our net revenues are generated principally by sales of our semiconductor products. During the three and six months ended June 30, 2010 and 2009, product net revenues represented more than 99% of our total net revenues.

Our sales primarily occur through the efforts of our direct sales force. The remainder of our sales occurs through sales representatives and distributors. During the three and six months ended June 30, 2010 and 2009, more than 99% of our sales occurred through the efforts of our direct sales force.

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

We receive royalties in exchange for an exclusive right to manufacture and sell certain products. We have determined that we are not able to reliably estimate the royalties earned in the period the sales occur and, as a result, we record net revenues based on cash receipts. The royalty revenues recorded during the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009 were $0.5 million, $0.6 million, $0.8 million and $1.2 million, respectively, and are included in net revenues on the accompanying condensed consolidated statements of operations.

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

We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, we reduced net revenue by $14,000, $2,000, $36,000 and $0.2 million, respectively, in connection with our rebate programs.

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

We assess intangible assets for impairment using fair value measurement techniques on an annual basis or more frequently if indicators of impairment exist. In March 2009, we implemented a restructuring plan (see Note 2). As part of the restructuring plan, we closed our Kfar Saba, Israel office and terminated all of the employees at that location. As a result of this location closure, we reassessed the intangible assets associated with our Kfar Saba, Israel office and recorded an impairment charge for the remaining $0.2 million of core technology intangible assets associated with our 2007 acquisition of Arabella Software, Ltd., or Arabella.

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

Stock-Based Compensation

We have equity incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employees. We also have an employee stock purchase plan for all eligible employees.

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

We also grant awards to non-employees and determine the fair value of such stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty’s performance is completed.

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

Recently Issued Accounting Standards

On March 31, 2010, the Financial Accounting Standards Board (FASB) ratified the milestone method of revenue recognition. Under this new standard, an entity can recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the entity. The milestone method of revenue recognition is effective for fiscal years beginning on or after June 15, 2010 and may be applied prospectively after the adoption date or retrospectively for all periods presented. We are currently in the process of evaluating whether to adopt this new standard early. The impact of adoption on our consolidated financial statements will ultimately depend on the terms of any future business transactions.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to us.

2. Supplemental Financial Information

Fair Value Measurements

We hold certain financial assets and liabilities, including cash equivalents, marketable securities and deferred compensation liability that are required to be measured at fair value on a recurring basis. Cash equivalents generally include U.S. Treasury money market funds. Marketable securities, to the extent that we hold any, are carried at amortized cost which approximates fair value.

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

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis.

	Fair Value Measurements as of June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,143	$8,143	$—	$—

Liabilities:
Deferred compensation	$564	$—	$—	$564

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,143	$8,143	$—	$—

Liabilities:
Deferred compensation	$561	$—	$—	$561

Our deferred compensation liability represents bonus compensation to be paid out in the event that our stock price does not reach a guaranteed level in connection with certain stock options granted. The fair value of this liability is remeasured quarterly using the Black Scholes option pricing model which considers the potential payout, the remaining time until payout, volatility of the underlying shares, and the risk-free interest rate to calculate the liability that may be due under the arrangement.

The change in liability for the six months ended June 30, 2010 is included in earnings in compensation expense as follows:

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Liability as of December 31, 2009	$561
Increase in compensation expense	3

Liability as of June 30, 2010	$564

Inventory

The components of inventory were as follows (in thousands):

	As of June 30, 2010	As of December 31, 2009
Work in process	$9,395	$4,177
Finished goods	13,682	12,176

Total inventory	$23,077	$16,353

Property and Equipment

Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	As of June 30, 2010	As of December 31, 2009
Office and laboratory equipment	5	$10,513	$9,325
Computer equipment	3 - 5	2,845	2,496
Furniture and fixtures	6 - 7	1,767	1,570
Leasehold improvements	Lease term	5,209	5,122
Licensed software	1 - 3	1,291	1,195
Construction in progress		151	217

		21,776	19,925
Accumulated depreciation		(10,070)	(8,344)

Property and equipment, net		$11,706	$11,581

Depreciation and amortization expense for the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009 was $0.9 million, $0.9 million, $1.8 million and $1.7 million, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of June 30, 2010
	Gross	Accumulated Amortization	Impairment	Net
Developed technology	$24,800	$(9,874)	$(14,115)	$811

As of June 30, 2010, the estimated future amortization expense of intangible assets expected to be charged to cost of net revenues for the remainder of the year ending December 31, 2010 is $0.8 million.

Accrued Warranty

The following table presents a rollforward of our product warranty liability, which is included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets (in thousands):

As of June 30, 2010
Liability as of December 31, 2009	$147
Expirations	(115)
Accruals for warranties issued during the six months ended June 30, 2010	150
Settlements made during the six months ended June 30, 2010	(6)

Liability as of June 30, 2010	$176

Accrued Management Bonuses

In April 2010, the compensation committee of our board of directors adopted and approved a management bonus plan, or MBP, to reward officers and specified individuals for their performance, generally on an annual basis. A portion of the bonuses payable under the MBP is dependent on the extent to which specified performance goals for a specified performance period are achieved. We refer to these bonuses as “performance-based bonuses.” The MBP also allows for the payment of discretionary bonuses for which no specific award criteria need to be established. The amount of 2010 performance-based bonuses payable under the MBP is based on the extent to which specified financial goals are met. As of June 30, 2010, we believe the achievement of certain of these financial goals is probable and, accordingly, have estimated and accrued $0.9 million in management bonuses under the MBP. Any actual bonus amounts awarded will be at the discretion of our compensation committee and in accordance with the terms of the MBP.

In 2009, we maintained a management bonus plan to reward the performance of officers and specified individuals for their 2009 performance. The actual bonus payments paid under the 2009 management bonus plan were determined based on the achievement of operational, financial and business development objectives for 2009. For the six months ended June 30, 2009, we accrued $0.3 million in management bonuses under the 2009 management bonus plan.

Other Long-Term Liabilities

The components of other long-term liabilities are as follows (in thousands):

	As of June 30, 2010	As of December 31, 2009
Deferred Rent	$2,126	$2,280
Other	625	763

	$2,751	$3,043

Impairment of Intangible Assets

During the six months ended June 30, 2009, we recorded an impairment charge on intangible assets of $0.2 million. We determined that the intangible assets associated with our 2007 acquisition of Arabella were fully impaired as the core technology acquired would no longer be used in our ongoing business operations.

Restructuring Activity

We incurred restructuring charges totaling $1.0 million and $2.1 million during the three months and six months ended June 30, 2009, respectively, resulting from a restructuring plan we implemented in March 2009 that resulted in a worldwide reduction-in-force of 55 employees and the closure of our Nice, France and Kfar Saba, Israel offices. All of the terminated employees received severance payments upon their effective termination. In addition, the affected French and Israeli employees continued to receive salaries until their termination became effective upon the expiration of applicable contractual or statutory notice periods.

The continued payment of salaries to the terminated Nice and Kfar Saba employees during their respective notice periods represented a one-time termination benefit since we were required by contract or law to make these payments whether or not these employees continued to work for us through their actual termination dates.

In subsequent periods during 2009, we recorded additional restructuring charges of $0.1 million in connection with this restructuring plan.

Debt

As of June 30, 2010, we had access to a $5.0 million revolving credit line under the terms of our Loan and Security Agreement, as amended, with Silicon Valley Bank, or SVB. We amended the provisions of our credit line in April 2010 upon the payment of a $12,500 amendment fee and extended the term of the credit line through April 8, 2011. The maximum credit available under the credit line was reduced from $10.0 million to $5.0 million. As amended, interest on the credit line is payable at an annual interest rate equal to the prime rate plus 0.5% if we maintain a liquidity ratio of at least 1.75 to 1, or the prime rate plus 2.0% if we maintain a liquidity ratio of less than 1.75 to 1. If any portion of the credit line remains unused at any time, we are required to pay a fee equal to 0.125% per annum of the average unused portion of the credit line so long as we maintain a liquidity ratio of at least 1.75 to 1, or 0.5% per annum of the average unused portion of the credit line when our liquidity ratio falls below 1.75 to 1. The credit line, as amended, also limits the aggregate amount of assets and collateral that we are allowed to transfer to, and the amount of investments that we are allowed to make in, certain of our subsidiaries to $600,000 per month. The amount available under the credit line cannot exceed 80% of the value of our eligible accounts receivable and may be decreased by certain commitments, such as the $1.2 million and $35,000 standby letters of credit that secure our performance under our San Diego, California, and San Jose, California, facility leases, respectively.

As of June 30, 2010, $3.8 million was available under the credit line. The availability was reduced by the two standby letters of credit for our facility leases.

Deferred Rent

We recognize rent expense on a straight-line basis over the lease term and record landlord allowances for tenant improvements as deferred rent. The deferred rent is amortized over the lease term as a reduction of rent expense. As of June 30, 2010 and December 31, 2009, there was $2.1 million and $2.3 million, respectively, of unamortized deferred rent recorded as a component of other long-term liabilities.

Purchase Commitments

We had firm purchase order commitments for the acquisition of inventory as of June 30, 2010 and December 31, 2009 of $32.4 million and $20.2 million, respectively.

Stock-Based Compensation

We have in effect equity incentive plans under which incentive stock options, non-qualified stock options and restricted stock units have been granted to employees, directors and consultants to purchase shares of our common stock at a price not less than the fair market value of the stock at the date of grant, except for certain options assumed in connection with a business combination. These equity plans include the 2007 Non-Employee Directors’ Stock Option Plan, under which we continue to grant non-qualified stock options, and the 2007 Equity Incentive Plan, or 2007 Plan, under which we continue to grant non-qualified stock options and restricted stock units. These plans are further described in the Annual Report.

We also grant stock awards under our ESPP. Under the terms of the ESPP, eligible employees may purchase shares of our common stock at 85% of the fair market value of our common stock on the offering date or the purchase date, whichever is less. Purchase dates occur twice each year, with a “look-back” period of up to 12 months to determine the lowest common stock valuation date, either the offering date or the purchase date.

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 included compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of net revenues	$89	$45	$152	$61
Research and development	1,211	996	2,290	2,518
Sales and marketing	382	326	694	694
General and administrative	875	853	1,613	1,755

Total stock-based compensation expense	$2,557	$2,220	$4,749	$5,028

2007 Equity Incentive Plans

We reviewed and updated our forfeiture rate, expected term and volatility assumptions during the three months ended June 30, 2010. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. The expected life is based on the average life of certain guideline companies, adjusted for differences in vesting schedule and contractual terms. Prior to the three months ended June 30, 2010, the expected life was based on the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The change in the expected life assumption does not have a material impact in the current period. The estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.

We granted options and other stock awards to consultants in connection with their service agreements. For the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, we recorded compensation expense related to these awards of $0.1 million, $7,000, $0.1 million and $9,000, respectively. The fair value of the awards was estimated using a Black-Scholes option-pricing model.

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected life (years) for employee and director options	5.0	6.1	5.0 - 6.1	6.1
Contractual term (years) for consultant options	10.0	10.0	10.0	10.0
Risk-free interest rate	2.54%	3.18%	2.54% - 3.07%	2.20 - 3.18%
Expected volatility	84%	99%	80% - 84%	69% - 99%
Expected dividend yield	—	—	—	—

As of June 30, 2010, we estimated there were $16.6 million in total unrecognized compensation costs related to employee stock option agreements, which are expected to be recognized over a weighted-average period of 1.4 years.

2007 Employee Stock Purchase Plan

For the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, the fair value of stock-based awards granted under the ESPP was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected life (years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	0.17% to 0.43%	0.16% - 0.92%	0.17% to 0.43%	0.16% - 0.92%
Expected volatility	63% to 139%	151% - 180%	63% to 139%	151% - 180%
Expected dividend yield	—	—	—	—

For the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, we recorded stock-based compensation expense for the ESPP totaling $0.2 million, $0.1 million, $0.5 million and $0.3 million, respectively. As of June 30, 2010, we estimate there were $0.3 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.4 years.

3. Income Taxes

Our effective tax rates for the three and six months ended June 30, 2010 were 0.57% and 0.42%, respectively, compared to (1.8)% and (0.7)% for the three and six months ended June 30, 2009, respectively. The effective tax rates for the three and six months ended June 30, 2009, are expressed as a negative rate because the Company recorded tax expense while in a loss position for the period. The tax expense related to foreign taxes during the three months ended June 30, 2010 and 2009 and six months ended June 30, 2010 and 2009, was $9,000, $73,000, $13,000 and $89,000, respectively.

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

No adjustments have been made during the three and six months ended June 30, 2010 for any uncertain tax positions and we do not expect our unrecognized tax benefits to change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2010 or December 31, 2009.

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

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)—basic and diluted	$3,092	$(4,287)	$4,850	$(13,023)

Denominator:
Weighted average number of shares of common stock outstanding	72,137	69,985	71,841	69,733
Less: Restricted stock	(165)	(561)	(220)	(620)

Weighted average number of shares used in computing net income (loss) per common share—basic	71,972	69,424	71,621	69,113

Effect of dilutive securities:
Restricted stock	165	—	193	—
ESPP shares	7	—	22	—
Stock award common share equivalents	3,472	—	2,941	—

Weighted average number of shares used in computing net income (loss) per common share—diluted	75,616	69,424	74,777	69,113

Net income (loss) per share—basic	$0.04	$(0.06)	$0.07	$(0.19)

Net income (loss) per share—diluted	$0.04	$(0.06)	$0.06	$(0.19)

Potentially dilutive securities that were not included in the diluted net income (loss) per share calculations because they would be antidilutive, for any reason, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options outstanding	3,802	9,169	3,504	9,540
Stock reserved for issuance under put and call option agreements	—	147	—	147
Restricted stock	—	587	—	678

Total	3,802	9,903	3,504	10,365

5. Supplemental Disclosure of Cash Flow and Non-Cash Activity

Cash Flow

There was no cash paid for interest or taxes in the six months ended June 30, 2010 and 2009.

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Six Months Ended June 30,
	2010	2009
Decrease in repurchase liability for early exercise of stock options	$134	$165
Currency translation adjustment	9	25

6. Significant Customer and Geographic Information

Customers

Based on direct shipments, customers that represented 10% or more of our total net revenues were as follows:

	Net Revenues		Net Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Actiontec Electronics, Inc.	14%	19%	*	19%
Motorola, Inc.	15%	37%	18%	23%
Wistron NeWeb Corporation	17%	17%	14%	13%
Zinwell Corporation	10%	*	12%	*

*	Customer accounted for less than 10% of our total net revenues for the period indicated.

As of June 30, 2010 and December 31, 2009, customers that individually represented 10% or more of our accounts receivable balances represented a total of 59% and 44% of our accounts receivable, respectively.

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues as a percentage of total net revenues by geographic region were as follows:

	Six Months Ended June 30,
	2010	2009
Asia	90%	93%
Europe	3	3
North America	7	4

	100%	100%

7. Subsequent Events

On July 28, 2010 we filed a shelf registration statement covering the offer and sale of up to $100 million of securities which may include our common stock, preferred stock, debt securities, warrants or any combination of the foregoing with the SEC. We have no immediate plans or current commitments to sell these securities. The terms of any offering under our shelf registration statement will be determined at the time of the offering and disclosed in a prospectus supplement filed with the SEC.

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

Overview

Entropic Communications is a leading fabless semiconductor company that designs, develops and markets systems solutions to enable connected home entertainment. Our technologies significantly change the way HD and SD video and other multimedia content such as movies, music, games and photos are brought into and delivered throughout the home. Our products include home networking chipsets based on the MoCA standard, high-speed broadband access chipsets, integrated circuits that simplify and enhance digital broadcast satellite, or DBS, services and silicon tuner integrated circuits. We use our considerable experience with service provider-based deployments to create solutions that address the complex requirements associated with delivering multiple streams of HD video into and throughout the home, while seamlessly coexisting with video, voice and data services that are using the same coaxial cable infrastructure.

In December 2004, we introduced and commenced commercial shipments of our home networking products. In the first quarter of 2006, we began commercially shipping our broadband access solutions. In May 2007, we acquired Arabella, a developer of embedded software. In June 2007, we acquired RF Magic, Inc., or RF Magic, a provider of digital broadcast satellite outdoor unit and silicon tuner solutions. In 2008, we acquired certain specified assets of Vativ Technologies, Inc., or Vativ, a provider of high-bandwidth, advanced digital processing solutions for digital television and 10 gigabit Ethernet markets. Since inception, we have invested heavily in product development and have not yet achieved profitability on an annual basis, although we had net income of $4.9 million for the six months ended June 30, 2010 and $3.1 million for the three months ended June 30, 2010. Our net revenues grew from $122.5 million in 2007 to $146.0 million in 2008 driven primarily by increased demand for our home networking products. Our net revenues decreased to $116.3 million in 2009 driven primarily by softness in demand for our home networking products and, to a lesser extent, by lower demand for our DBS products. As of June 30, 2010, we had an accumulated deficit of $237.1 million.

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

We rely on a limited number of customers for a significant portion of our net revenues. Sales to these customers are in turn driven by service providers that purchase our customers’ products which incorporate our products. A substantial percentage of our net revenues are dependent upon four major service providers, DIRECTV, Verizon, DISH Network and Comcast. In addition, we are dependent on sales outside of the United States for almost all of our net revenues and expect that to continue in the future.

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

Results of Operations

The following table sets forth selected items from our unaudited condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Consolidated Statements of Operations Data:
Total net revenues	100%	100%	100%	100%
Total cost of net revenues	46	50	47	50

Gross profit	54	50	53	50
Operating expenses:
Research and development	29	39	30	47
Sales and marketing	10	13	10	14
General and administrative	7	10	7	11
Restructuring charges	—	4	—	4

Total operating expenses	46	66	47	76

Income (loss) from operations	8	(16)	6	(26)
Income taxes	—	—	—	—

Net income (loss) attributable to common stockholders	8%	(16)%	6%	(26)%

Comparison of Three and Six Months Ended June 30, 2010 and 2009

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
Net revenues	$40,680	$26,146	56%	$78,131	$50,269	55%

Net revenues increased during the three and six months ended June 30, 2010 compared to the same periods in 2009 driven primarily by higher demand for our home networking products, including new deployments by additional service providers and by higher demand for our DBS outdoor unit products.

Gross Profit/Gross Margin
	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
Gross profit	$21,849	$12,945	69%	$41,599	$25,164	65%
% of net revenues	54%	50%		53%	50%

Gross profit increased during the three and six months ended June 30, 2010 compared to the same periods in 2009 driven primarily by higher net revenues from sales of our home networking products and our DBS outdoor unit products.

Gross margin increased during the three and six months ended June 30, 2010 compared to the same periods in 2009 driven primarily by higher sales of our DBS outdoor unit products. Cost of net revenues also included amortization of developed technology in the amounts of $0.4 million and $0.8 million, or approximately 1% and 2% of net revenues, during each of the three and six month periods ended June 30, 2010 and 2009, respectively.

Research and Development Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
Research and development	$11,746	$10,102	16%	$23,284	$23,425	(1)%
% of net revenues	29%	39%		30%	47%

The $1.6 million increase in research and development expenses during the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was partially due to increased personnel costs of $0.7 million (of which $0.2 million was due to stock-based compensation). The increase in personnel costs was principally caused by a 9% increase in employees engaged in research and development activities during the three months ended June 30, 2010 compared to the same period in 2009. Other factors contributing to the increase in research and development expense include a $0.9 million increase in development tools and supply costs, which include outside services, masks costs and licenses that fluctuate in timing and amount from period to period, all of which resulted from a general increase in research and development activities.

The $0.1 million decrease in research and development expenses during the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was partially due to decreased personnel costs of $0.8 million (of which $0.3 million was due to stock-based compensation). Although there was a 9% increase in the number of employees engaged in research and development activities at the end of the six months ended June 30, 2010, compared to the same period in 2009, the personnel costs decrease was primarily as a result of the termination benefits incurred during the six months ended June 30, 2009, due to the implementation, in late March 2009, of our restructuring plan. Other factors contributing to the decrease in research and development expense include a $0.1 million reduction in overhead allocations and depreciation, offset by an $0.8 million increase in development tools and supply costs, which include outside services, masks costs and licenses that fluctuate in timing and amount from period to period, all of which resulted from a general increase in research and development activities.

Sales and Marketing Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
Sales and marketing	$3,991	$3,395	18%	$7,769	$7,032	10%
% of net revenues	10%	13%		10%	14%

The increase of $0.6 million in sales and marketing expenses for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily due to increased personnel costs (of which $0.1 million was due to stock-based compensation), attributable to an 8% increase in the number of employees engaged in sales and marketing activities to support our growth.

The increase of $0.7 million in sales and marketing expenses for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was primarily due to increased personnel costs, attributable to an 8% increase in the number of employees engaged in sales and marketing activities to support our growth.

General and Administrative Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
General and administrative	$3,012	$2,712	11%	$5,712	$5,401	6%
% of net revenues	7%	10%		7%	11%

The $0.3 million increase in general and administrative expenses for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily due to increased personnel costs, attributable to a 3% increase in the number of employees engaged in general and administrative activities to support our growth.

The $0.3 million increase in general and administrative expenses for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was primarily due to increased personnel costs, attributable to a 3% increase in the number of employees engaged in general and administrative activities to support our growth.

Amortization of Intangibles

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
Amortization of intangible assets	$—	$—	—%	$—	$16	(100)%
% of net revenues	—%	—%		—%	—%

During the six months ended June 30, 2009, we determined that the intangible assets associated with our 2007 acquisition of Arabella were fully impaired as the core technology acquired would no longer be used in our ongoing business operation and, as such, no further amortization was recognized related to this intangible.

Impairment of Intangible Assets

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
Impairment of intangible assets	$—	$—	—%	$—	$208	(100)%
% of net revenues	—%	—%		—%	—%

During the six months ended June 30, 2009, we recorded an impairment charge on intangible assets of $0.2 million. We determined that the intangible assets associated with our 2007 acquisition of Arabella were fully impaired as the core technology acquired would no longer be used in our ongoing business operations.

Restructuring Charges

We incurred restructuring charges of $1.0 million and $2.1 million during the three and six months ended June 30, 2009, respectively, resulting from a restructuring plan we implemented in March 2009 that resulted in a worldwide reduction-in-force of 55 employees and the closure of our Nice, France and Kfar Saba, Israel offices. All of the terminated employees received severance payments upon their effective termination. In addition, the affected French and Israeli employees continued to receive salaries until their termination became effective upon the expiration of applicable contractual or statutory notice periods.

The continued payment of salaries to the terminated Nice and Kfar Saba employees during their respective notice periods represented a one-time termination benefit since we were required by contract or law to make these payments whether or not these employees continued to work for us through their actual termination dates.

Liquidity and Capital Resources

As of June 30, 2010 and December 31, 2009, we had cash and cash equivalents of $41.3 million and $35.3 million, respectively, and no marketable securities for either period.

As of June 30, 2010, we had access to a $5.0 million revolving credit line under the terms of our Loan and Security Agreement, as amended, with SVB. We amended the provisions of our credit line in April 2010 upon the payment of a $12,500 amendment fee and extended the term of the credit line through April 8, 2011. The maximum credit available under the credit line was reduced from $10.0 million to $5.0 million. As amended, interest on the credit line is payable at an annual interest rate equal to the prime rate plus 0.5% if we maintain a liquidity ratio of at least 1.75 to 1, or the prime rate plus 2.0% if we maintain a liquidity ratio of less than 1.75 to 1. If any portion of the credit line remains unused at any time, we are required to pay a fee equal to 0.125% per annum of the average unused portion of the credit line so long as we maintain a liquidity ratio of at least 1.75 to 1, or 0.5% per annum of the average unused portion of the credit line when our liquidity ratio falls below 1.75 to 1. The credit line, as amended, also limits the aggregate amount of assets and collateral that we are allowed to transfer to, and the amount of investments that we are allowed to make in, certain of our subsidiaries, to $600,000 per month. The amount available under the credit line cannot exceed 80% of the value of our eligible accounts receivable and may be decreased by certain commitments, such as the $1.2 million and $35,000 standby letters of credit that secure our performance under our San Diego, California, and San Jose, California, facility leases, respectively. As of June 30, 2010, the availability was reduced by the two standby letters of credit for our facility leases, and $3.8 million was available under the credit line.

The following table shows our cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided by (used in) operating activities	$6,181	$(1,696)
Net cash (used in) provided by investing activities	(1,901)	2,518
Net cash provided by financing activities	1,817	510
Net effect of exchange rates on cash	(20)	—

Total increase in cash and cash equivalents	$6,077	$1,332

Cash Flows from Operating Activities

Net cash provided by operating activities was $6.2 million for the six months ended June 30, 2010, primarily resulting from net income of $4.9 million, $4.7 million in stock compensation expenses, depreciation and amortization of $2.6 million, a $4.6 million increase in accounts payable and other liabilities, driven primarily by an increase in inventory, and a $0.5 million decrease in prepaid expenses. The increase in net cash was offset by a $6.7 million increase in inventory primarily related to new deployments of our home networking products and an increase in accounts receivable of $4.4 million due to an increase in sales during the six months ended June 30, 2010.

Net cash used in operating activities was $1.7 million for the six months ended June 30, 2009, primarily resulting from a net loss of $13.0 million and an increase in accounts receivable of $1.0 million due to a majority of sales occurring later in the second quarter of 2009, offset by $5.0 million in stock compensation expenses, a $5.2 million decrease in inventory primarily due to lower than anticipated future revenues at June 30, 2009, and $2.5 million in depreciation and amortization expenses including $0.8 million attributable to amortization of developed technology.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.9 million for the six months ended June 30, 2010 due to purchases of property and equipment primarily consisting of research and development equipment.

Net cash provided by investing activities was $2.5 million for the six months ended June 30, 2009, primarily due to $3.5 million sales of marketable securities offset by $1.0 million in purchases of property and equipment primarily consisting of operations equipment and research and development equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2010, due to proceeds from the issuance of common stock in connection with stock option exercises.

Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2009, due to proceeds from the issuance of common stock in connection with stock option exercises and stock purchases made under our ESPP.

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

We believe that our cash and cash equivalents of $41.3 million as of June 30, 2010, together with the $3.8 million available to us under our existing credit line as of June 30, 2010, will be sufficient to fund our projected operating requirements for at least the next 12 months. We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.

Indemnities

In the ordinary course of business, we have entered into agreements with customers that include indemnity provisions. Based on historical experience and information known as of June 30, 2010, we have not recorded any indemnity obligations.

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

Recent Accounting Pronouncements

On March 31, 2010, the Financial Accounting Standards Board (FASB) ratified the milestone method of revenue recognition. Under this new standard, an entity can recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the entity. The milestone method of revenue recognition is effective for fiscal years beginning on or after June 15, 2010 and may be applied prospectively after the adoption date or retrospectively for all periods presented. We are currently in the process of evaluating whether to adopt this new standard early. The impact of adoption of our consolidated financial statements will ultimately depend on the terms of any future business transactions.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

Our sales have been historically denominated in U.S. dollars and an increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could materially affect the demand of our non-U.S. customers for our products, leading to a reduction in orders placed by these customers, which would adversely affect our business. Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations; however, we do not consider this currency risk to be material as the related costs do not constitute a significant portion of our total spending. We outsource our wafer manufacturing, assembly, testing, warehousing and shipping operations; however all expenses related thereto are denominated in U.S. dollars. If the value of the U.S. dollar decreases relative to the currencies of the countries in which such contractors operate, the prices we are charged for their services may increase, which would adversely affect our business. Currently, we have not implemented any hedging strategies to mitigate risks related to the impact of fluctuations in currency exchange rates.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2010, the carrying value of our cash and cash equivalents approximated fair value. A change in market interest rates of 1.0% annualized would have impacted our net income from these investments by $0.2 million for the six months ended June 30, 2010.

Marketable Securities Risk

Our cash equivalents and marketable securities, to the extent we hold any, consist of U.S. Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits, foreign notes and certificates of deposit, and are generally classified as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. In the past, certain of our short-term marketable securities were classified as available-for-sale and were stated at fair value, which was equal to cost due to the short-term maturity of these securities. In the event that there were to be a difference between fair value and cost in any of our available-for-sale securities, unrealized gains and losses on these investments would be reported as a separate component of accumulated other comprehensive income (loss).

Our investment policy for marketable securities requires that all securities mature in two years or less, with a weighted average maturity of no longer than 12 months. As of June 30, 2010, we did not carry any of these securities, but we may do so in the future. The fair value of marketable securities we may purchase will fluctuate based on changes in market conditions and interest rates and is affected by the credit condition of the U.S. financial sector. Absent the unprecedented turmoil and upheaval in the U.S. financial sector, given the short-term maturities of marketable securities we may purchase, we do not believe these instruments will be subject to significant market or interest rate risk. Although there have been recent signs of improvement within the U.S. financial sector, the sector remains fragile and conditions may deteriorate rapidly, which could adversely affect the value, realized or unrealized, of our investments and cause us to record significant impairment losses.

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

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have had net operating losses for several years, had an accumulated deficit of $237.1 million as of June 30, 2010 and only recently became profitable on a quarterly basis, and we are unable to predict whether we will remain profitable.*

We were incorporated in 2001, did not commence shipping production quantities of our home networking products until December 2004 and only became profitable in the fourth quarter of 2009. Consequently, any predictions about future performance may not be as accurate as they could be if we had a longer history of successfully commercializing our home networking solutions. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.

We have incurred substantial net operating losses during our limited operating history. For the years ended December 31, 2009, 2008 and 2007, we incurred net losses attributable to common stockholders of $13.2 million, $136.4 million and $32.1 million, respectively, and for the six months ended June 30, 2010, we had net income of $4.9 million. Although we became profitable in the fourth quarter of 2009 and continued to maintain quarterly profitability in the first and second quarters of 2010, we have incurred significant net losses since our inception and have never been profitable on an annual basis. As of June 30, 2010, we had an accumulated deficit of $237.1 million. We may incur operating losses in the future as we continue to make significant expenditures related to the development of our products and the expansion of our business, and increase our general and administrative expenses to comply with public company reporting requirements. Our ability to sustain profitability depends on the extent to which we can maintain revenue and control or improve upon our cost control in order to counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures, or unforeseen difficulties or costs associated with the integration of acquired assets or businesses. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts and factors, we are unable to predict the extent of our profitability or future losses. If we are unable to achieve adequate growth, we may not sustain profitability and our stock price could decline.

We face intense competition and expect competition to increase in the future, with many of our competitors being larger, more established and better capitalized than we are.*

The markets for our products are extremely competitive and have been characterized by rapid technological change, evolving industry standards, rapid changes in customer requirements, short product life cycles and frequent introduction of next generation and new products, as well as competing technologies. This competition could make it more difficult for us to sell our products and result in increased pricing pressure, reduced gross profit as a percentage of revenues or gross margins, increased sales and marketing expenses and failure to increase or the loss of market share or expected market share. Semiconductor products in particular have a history of declining prices driven by customer insistence on lower prices as the cost of production is reduced and as demand falls when competitive products or newer, more advanced products are introduced. If market prices decrease faster than product costs, our gross margins and operating margins would be adversely affected. Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we currently face, or in the future expect to face, competition from companies such as Broadcom Corporation, or Broadcom, STMicroelectronics N.V., Trident Microsystems, Inc., Sigma Designs, Inc. and Cisco Systems, Inc. in the sale of MoCA-compliant chipsets and technology. For example, Broadcom has announced the availability of several multi-format video decoder system-on-a-chip solutions with integrated MoCA functionality. Broadcom’s MoCA home networking reference design platform, which is based on Broadcom’s MoCA-enabled system-on-a-chip product, has achieved MoCA 1.0 and MoCA 1.1 certification from the MoCA certification board.

In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge and could acquire significant market share. Further, our current and potential competitors may also enter into licensing arrangements with third parties with respect to MoCA chipsets or technology on licensing terms that are more favorable than the licensing terms that we would be able to offer through the direct licensing of our MoCA chipsets and technology to such third parties. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop products or technologies that cause our products and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.

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

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*

We derive a substantial portion of our revenues from a limited number of customers. For example, during the six months ended June 30, 2010, three customers accounted for approximately 44% of our net revenues. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

In addition, we depend on a limited number of service providers that purchase products from our customers that incorporate our products. To date, we primarily rely on two major service providers, Verizon and DIRECTV, to deploy products using our home networking solutions. We also primarily rely on two major service providers, DISH Network and DIRECTV, to deploy products using our digital broadcast satellite outdoor unit solutions. During the six months ended June 30, 2010, products sold to our customers that were incorporated into products purchased by DIRECTV, Verizon, DISH Network and Comcast accounted for approximately 90% of our net revenues with one of them accounting for approximately 50% of our net revenue. If these service providers, or other service providers that elect to use our products, reduce or eliminate purchases of our customers’ products which incorporate our products, this would significantly reduce our revenues and adversely affect our operating results. In addition, any sudden or unexpected slowdown in deployments by service providers that incorporate our products may lead to an inventory buildup by our customers who may, in turn, postpone taking delivery of our products or wait to clear their existing inventory before ordering more products from us, which, in turn, may adversely affect our results. Our operating results in the foreseeable future will continue to depend on a limited number of service providers’ demand for products which incorporate our products.

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

If the market for HD video and other multimedia content delivery solutions based on the MoCA standard does not develop as we anticipate, our revenues may decline or fail to grow, which would adversely affect our operating results.*

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our revenues from sales of our home networking products based on the MoCA standard. The market for multimedia content delivery solutions based on the MoCA standard is relatively new, still evolving and difficult to predict. Currently, the growth of the MoCA-based multimedia content delivery market and the success of our business are largely driven by the adoption and deployment of the existing and future generations of the technology by service providers, ODMs and OEMs and, to a lesser extent, by consumer adoption of such technology which is dependent on the availability of over-the-top, or OTT, services that directly deliver internet video content into the home. It is uncertain whether the MoCA standard will achieve and sustain high levels of demand and market acceptance by service providers or consumers, whether the availability of OTT services will continue to grow or whether consumers beyond the early technology adopters will embrace OTT services in increasing numbers, if at all. Some service providers, ODMs and OEMs have adopted, and others may adopt, multimedia content delivery solutions that rely on technologies other than the MoCA standard or may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, MoCA-based solutions. The alternative technology solutions, which compete with MoCA-based solutions, currently include Ethernet, HomePNA, Home Plug AV, Wi-Fi and WiMedia. It is critical to our success that additional service providers, including telecommunications carriers, digital broadcast satellite service providers and cable operators, adopt the MoCA standard for home networking.

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

The semiconductor and communications industries are highly cyclical and subject to rapid change and evolving industry standards and, from time to time, have experienced significant downturns in customer demand as well as unexpected increases in demand resulting in production capacity constraints. These factors could impact our operating results, financial condition and cash flows and may increase the volatility of the price of our stock.*

The semiconductor and communications industries are highly cyclical and subject to rapid change and evolving industry standards and, from time to time, have experienced significant downturns in customer demand, most recently in late 2008 through 2009 as a result of the deterioration in global macroeconomic conditions. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices; factors which have caused, and could continue to cause, substantial fluctuations in our net revenue and in our operating results. Any downturns in the semiconductor and communications industries may be severe and prolonged, and any failure of these industries to fully recover from downturns could harm our business. For example, because a significant portion of our expense is fixed in the near term or is incurred in advance of anticipated sales, during these downturns we may not be able to decrease our expenses rapidly enough to offset any unanticipated shortfall in revenues during industry downturns, which could adversely affect our operating results. Even as the industry recovers from the most recent downturn, some OEMs and ODMs may slow down their research and development activities, cancel or delay new product development, reduce their inventories and/or take a cautious approach to acquiring products, which may negatively impact our business.

The semiconductor and communications industries also periodically experience increased demand and production capacity constraints, which may affect the ability of companies such as ours to ship products to customers. Any factor adversely affecting either the semiconductor or communications industries in general, or the particular segments of any of these industries that our products target, may adversely affect our ability to generate revenue and could negatively impact our operating results, cash flow and financial condition. During 2010, the semiconductor and communications industries began experiencing supply shortages due to sudden increases in demand beyond foundry capacity. In addition to capacity issues, during periods of increased demand these industries may also experience difficulty obtaining sufficient manufacturing, assembly and test resources from manufacturers. If, as a result of these industry issues, we are unable to meet our customers increased demand for our products, we would miss opportunities for additional revenue and could experience a negative impact on our relationships with affected customers. Further, in response to the cyclical and rapidly changing nature of the semiconductor and communications industries, our operating results may fluctuate from period to period as we adjust our inventory and production requirements to meet the changing demands of our customers, which could impact our financial condition and cash flows and may increase the volatility of the price of our stock.

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

The inability to integrate successfully any businesses we acquire, or any significant delay in achieving integration, could delay introduction of new products and require expenditure of additional resources to achieve integration. For example, although we recorded significant amounts of goodwill and other intangible assets in connection with the acquisitions we completed in 2007 and 2008, as a result of the recent industry and economic turmoil and its effects on our market value and business outlook, we had to reduce the carrying amount of all of these long-lived assets and, as of June 30, 2010, we have recorded an aggregate impairment charge of $113.4 million against our goodwill and intangible assets carrying value related to these acquisitions.

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

Our product development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*

Our product development efforts require substantial research and development expense. Our research and development expense was $23.2 million and $23.4 million for the six months ended June 30, 2010 and 2009, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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

•	supply of our products available for sale;

•	pricing, quality and timely delivery of our products;

•	prices and availability of components for our products; and

•	production capacity for our products, including shortages due to the difficulties by suppliers to meet production capacities because of unexpected increases in demand.

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

As of December 31, 2009, we had federal, state and foreign net operating loss carryforwards and capital loss carryforwards of approximately $67.9 million, $50.1 million and $0.8 million, respectively, and federal and state research and development tax credit carryforwards of $9.8 million and $9.4 million, respectively. The tax benefits related to utilization of net operating loss and tax credit carryforwards may be limited due to ownership changes or as a result of other events. For example, Section 382 of the Internal Revenue Code of 1986, as amended, or Internal Revenue Code, imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone a significant change in its ownership. While prior changes in our ownership, including as a result of our acquisition of RF Magic, have resulted in annual limitations on the amount of our net operating loss and tax credit carryforwards that may be utilized in the future, we do not anticipate that such annual limitations will preclude the utilization of substantially all the net operating loss and tax credit carryforwards described above in the event we become profitable. However, to the extent our use of net operating loss and tax credit carryforwards is further limited by the issuance of common stock in our initial public offering or in future offerings or transactions or by our implementation of an international tax structure or other future events, our income would be subject to cash payments of income tax earlier than it would be if we were able to fully utilize our net operating loss and tax credit carryforwards without such further limitation.

We devote significant monetary and managerial resources to ensure our compliance with public company regulations.*

As a public company, we incur significant legal, accounting and other expenses to ensure our compliance with various public company regulations, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and various rules and regulations adopted by the SEC and The NASDAQ Stock Market, or NASDAQ. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal controls for financial reporting, and our management and other personnel devote a substantial amount of time to ensure our compliance with the Sarbanes-Oxley Act’s requirements. Compliance with the Sarbanes-Oxley Act requires us to adopt processes and procedures that make some activities more time-consuming and costly, thereby adding to our cost of operations. To ensure that we are in compliance with the Sarbanes-Oxley Act, and as required by the Sarbanes-Oxley Act, we perform system and process evaluation and testing of our internal controls over financial reporting annually to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls. If we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

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

The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than- temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio is affected by the credit condition of the U.S. financial sector. Although there have been recent signs of improvement within the U.S. financial sector, the sector remains fragile and conditions may deteriorate rapidly, which could adversely affect the value, realized or unrealized, of our investments and cause us to record significant impairment losses.

Risks Related to Our Intellectual Property

Our ability to compete and our business could be jeopardized if we are unable to secure or protect our intellectual property.*

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents at all or they may not issue as patents in a form that will be advantageous to us. Our issued patents and those that may issue in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to invalidate, render unenforceable or design around our patents. Furthermore, although we have entered into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Moreover, we are required to license any of our patent claims that are essential to implement MoCA specifications to other MoCA members, who could potentially include our competitors, on reasonable and non-discriminatory terms. In addition, in connection with commercial arrangements with our customers and the service providers who deploy equipment containing our products, we may be required to license our intellectual property to third parties, including competitors or potential competitors.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our trademarks, products or technology. Monitoring unauthorized use of our trademarks and technology is difficult and we cannot be certain that the steps we have taken to prevent such unauthorized use will be successful, particularly in foreign countries where the laws may not protect our proprietary rights as comprehensively as in the United States. In addition, if we become aware of a third party’s unauthorized use or misappropriation of our trademarks or technology, it may not be practicable, effective or cost-efficient for us to enforce our intellectual property and contractual rights, particularly where the initiation of a claim might harm our business relationships or risk a costly and protracted lawsuit, including a potential countersuit by a competitor with patents that may implicate our products. If competitors engage in unauthorized use or misappropriation of our trademarks or technology, our ability to compete effectively could be harmed.

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

Any dispute with a MoCA member regarding what patent claims are necessary to implement MoCA specifications could result in litigation which could have an adverse effect on our business.*

We are required to grant to other MoCA members a non-exclusive and world-wide license on reasonable and non-discriminatory, or RAND, terms to any of our patent claims that are essential to implement MoCA specifications. The meaning of RAND has not been settled on by the courts, and accordingly, it is not a well-defined concept. If we had a disagreement with a MoCA member regarding which of our patent claims are necessary to implement MoCA specifications or on whether the terms of any license by us under RAND fall within the scope and meaning of RAND, this could result in litigation. Any such litigation, regardless of its merits, could be time-consuming, expensive to resolve, divert our management’s time and attention and harm our reputation. In addition, any such litigation related to which of our patent claims are necessary to implement MoCA could result in us being required to license on RAND terms certain of our patent claims which we previously believed did not need to be licensed under our MoCA agreement. Significant disagreements or any litigation between us and any MoCA member regarding patent claims necessary to implement MoCA or the scope and meaning of our RAND licensing terms could have an adverse effect on our business and harm our competitive position.

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

Risks Related to International Operations

We expect a significant portion of our future revenues to come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Net revenues outside of the United States comprised 97% of our total revenues for the six months ended June 30, 2010 and 2009. International business activities involve certain risks, including:

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

Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*

As of June 30, 2010, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 13% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to substantially influence or determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The following sets forth information regarding all of our unregistered securities that were sold during the three months ended June 30, 2010:

(1)	As of March 31, 2010, options to purchase up to 1,959,391 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the three months ended June 30, 2010, options exercisable for up to 15,962 shares of common stock were cancelled without being exercised and options to purchase 99,390 shares of common stock were exercised at a weighted average exercise price of $1.12 per share. As of June 30, 2010, options to purchase up to 1,844,039 shares of our common stock remained outstanding under the 2001 Plan.

(2)	As of March 31, 2010, options to purchase up to 980,380 shares of our common stock were outstanding under our RF Magic Plan, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the three months ended June 30, 2010, 6,581 of these options were cancelled without being exercised and options to purchase 166,189 shares of common stock were exercised at a weighted average exercise price of $0.65 per share. As of June 30, 2010, options to purchase up to 807,538 shares of our common stock remained outstanding under the RF Magic Plan.

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

Issuer Purchases of Equity Securities

Pursuant to the terms of the 2001 Plan, options may be exercised prior to vesting. Shares of common stock issued prior to vesting that remain unvested are subject to a repurchase option in our favor that lapses in accordance with the original vesting schedule for the option. During the three months ended June 30, 2010, we did not repurchase any shares of our common stock.

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

The exhibits listed in the accompanying “Index to Exhibits” are filed with, or incorporated by reference into, this Quarterly Report. The exhibit numbers on the “Index to Exhibits” that are followed by an asterisk (*) indicate exhibits filed with this Quarterly Report. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit number 10.2 is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTROPIC COMMUNICATIONS, INC.

Date: July 29, 2010	By:	/s/ David Lyle
David Lyle
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

4.2 (3)	Form of Common Stock Certificate of the Registrant.

10.1 (4)	Amendment to Loan and Security Agreement dated April 9, 2010 by and between the Registrant and Silicon Valley Bank.

10.2 (4)+	Entropic Communications, Inc. Management Bonus Plan.

21.1 (5)	Submission of matters to a vote of Security Holders.

31.1 *	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.

*	Filed herewith.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2010.

(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2010.