Form 10-Q
period 2010-09-30
ENTROPIC COMMUNICATIONS INC
filed 2010-10-28
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

There were 84,036,948 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of October 25, 2010.

ENTROPIC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2010	December 31, 2009 (1)
Assets
Current assets:
Cash and cash equivalents	$53,628	$35,252
Accounts receivable	29,108	15,468
Inventory	24,331	16,353
Prepaid expenses and other current assets	2,428	3,302

Total current assets	109,495	70,375
Property and equipment, net	11,362	11,581
Intangible assets, net	406	1,623
Other long-term assets	430	235

Total assets	$121,693	$83,814

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,391	$5,726
Accrued payroll and benefits	7,480	3,396
Accrued expenses and other current liabilities	2,136	2,217
Deferred revenues	120	174

Total current liabilities	23,127	11,513
Stock repurchase liability	146	345
Other long-term liabilities	2,586	3,043
Stockholders’ equity:
Common stock	73	71
Additional paid-in capital	321,570	310,796
Accumulated deficit	(225,786)	(241,907)
Accumulated other comprehensive loss	(23)	(47)

Total stockholders’ equity	95,834	68,913

Total liabilities and stockholders’ equity	$121,693	$83,814

(1)	The unaudited condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$61,310	$30,958	$139,441	$81,227
Cost of net revenues	28,774	15,332	65,306	40,437

Gross profit	32,536	15,626	74,135	40,790
Operating expenses:
Research and development	12,410	10,824	35,694	34,249
Sales and marketing	5,054	3,345	12,823	10,377
General and administrative	3,798	2,642	9,510	8,043
Amortization of intangibles	—	—	—	16
Restructuring charges	—	70	—	2,173
Impairment of goodwill and intangible assets	—	—	—	208

Total operating expenses	21,262	16,881	58,027	55,066

Income (loss) from operations	11,274	(1,255)	16,108	(14,276)
Other income, net	33	26	78	115

Income (loss) before income taxes	11,307	(1,229)	16,186	(14,161)
Income tax provision	36	9	65	100

Net income (loss)	$11,271	$(1,238)	$16,121	$(14,261)

Net income (loss) per share—basic	$0.15	$(0.02)	$0.22	$(0.21)

Net income (loss) per share—diluted	$0.15	$(0.02)	$0.21	$(0.21)

Weighted average number of shares used to compute net income (loss) per share—basic	72,777	70,146	72,003	69,473

Weighted average number of shares used to compute net income (loss) per share—diluted	77,605	70,146	75,791	69,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income (loss)	$16,121	$(14,261)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,718	2,547
Amortization of intangible assets	1,217	1,233
Impairment of goodwill and intangible assets	—	208
Stock-based compensation to consultants	245	18
Stock-based compensation to employees	7,287	7,208
Impairment of assets related to restructuring charge	—	94
Loss on disposal of assets	7	—
Changes in operating assets and liabilities:
Accounts receivable	(13,641)	(1,733)
Inventory	(7,977)	4,627
Prepaid expenses and other current assets	873	160
Other long-term assets	(197)	25
Accounts payable	7,666	716
Accrued payroll and benefits	4,070	(209)
Accrued expenses and other current liabilities	(80)	(55)
Deferred revenues	(54)	(302)
Other long-term liabilities	(457)	(180)

Net cash provided by operating activities	17,798	96
Investing activities:
Purchases of property and equipment	(2,508)	(1,352)
Sales/maturities of marketable securities	—	4,339

Net cash (used in) provided by investing activities	(2,508)	2,987
Financing activities:
Net proceeds from the exercise of stock options	3,045	1,175

Net cash provided by financing activities	3,045	1,175

Net effect of exchange rates on cash	41	—

Net increase in cash and cash equivalents	18,376	4,258
Cash and cash equivalents at beginning of period	35,252	30,071

Cash and cash equivalents at end of period	$53,628	$34,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTROPIC COMMUNICATIONS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2010

1. Organization and Summary of Significant Accounting Policies

Business

Entropic Communications, Inc. was organized under the laws of the state of Delaware on January 31, 2001.

We are a fabless semiconductor company that designs, develops and markets systems solutions to enable connected home entertainment. Our technologies significantly change the way high-definition television-quality video, or HD video, and standard-definition television-quality video, or SD video, and other multimedia content such as movies, music, games and photos are brought into and delivered throughout the home.

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

The interim unaudited condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows as of and for the interim periods presented. Interim results are not necessarily indicative of the results to be expected for future quarters or the full year.

The accompanying unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and these accompanying notes. Among the significant estimates affecting the unaudited condensed consolidated financial statements are those related to business combinations, revenue recognition, allowance for doubtful accounts, inventory reserves, long-lived assets (including intangible assets), warranty reserves, accrued bonuses, income taxes, valuation of equity securities and stock-based compensation. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Net revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive loss within stockholders’ equity in the unaudited condensed consolidated balance sheets. Foreign currency transaction gains and losses are reported in operating expenses, net in the unaudited condensed consolidated statements of operations.

Revenue Recognition

Our net revenues are generated principally by sales of our semiconductor products. During the three and nine months ended September 30, 2010 and 2009, product net revenues represented more than 99% of our total net revenues.

Our sales primarily occur through the efforts of our direct sales force. The remainder of our sales occurs through sales representatives and distributors. During the three and nine months ended September 30, 2010 and 2009, more than 99% of our sales occurred through the efforts of our direct sales force.

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

We receive royalties in exchange for an exclusive right to manufacture and sell certain products. We have determined that we are not able to reliably estimate the royalties earned in the period the sales occur and, as a result, we record net revenues based on cash receipts. The royalty revenues recorded during the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009 were $0.2 million, $0.4 million, $1.0 million and $1.6 million, respectively, and are included in net revenues on the accompanying unaudited condensed consolidated statements of operations.

We have entered into agreements to license our hardware and software, also referred to as the “nodes,” to certain members of the Multimedia over Coax Alliance, or MoCA, for a period of three years and to provide upgrades when and if they become available. The agreements limit the rights to use the nodes to test compliance of the members’ own products to the MoCA specification. For any agreements entered into on or prior to December 31, 2009, we deferred all of the license revenues when the nodes are delivered and recognized the revenues on a straight-line basis over the term of the agreement. For agreements entered into after December 31, 2009, of which there have been none, we will consider the accounting for any new node agreements under the new multiple deliverable guidance described below, as applicable.

We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, we reduced net revenue by $49,000, $0.1 million, $0.1 million and $0.3 million, respectively, in connection with our rebate programs.

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

Recently Issued Accounting Standards

On March 31, 2010, the Financial Accounting Standards Board, or FASB, ratified the milestone method of revenue recognition. Under this new standard, an entity can recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the entity. The milestone method of revenue recognition is effective for fiscal years beginning on or after June 15, 2010 and may be applied prospectively after the adoption date or retrospectively for all periods presented. We are currently in the process of evaluating whether to adopt this new standard early. The impact of adoption on our consolidated financial statements will ultimately depend on the terms of any future business transactions.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to us.

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

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis.

	Fair Value Measurements as of September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,144	$1,144	$—	$—

Liabilities:
Deferred compensation	$480	$—	$—	$480

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,143	$8,143	$—	$—

Liabilities:
Deferred compensation	$561	$—	$—	$561

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

The change in liability for the nine months ended September 30, 2010 is included in earnings in compensation expense as follows:

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Liability as of December 31, 2009	$561
Decrease in compensation expense	(81)

Liability as of September 30, 2010	$480

Inventory

The components of inventory were as follows (in thousands):

	As of September 30, 2010	As of December 31, 2009
Work in process	$10,318	$4,177
Finished goods	14,013	12,176

Total inventory	$24,331	$16,353

Property and Equipment

Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	As of September 30, 2010	As of December 31, 2009
Office and laboratory equipment	5	$10,727	$9,325
Computer equipment	3 - 5	3,012	2,496
Furniture and fixtures	3 - 7	1,772	1,570
Leasehold improvements	Lease term	5,218	5,122
Licensed software	1 - 3	1,291	1,195
Construction in progress		361	217

		22,381	19,925
Accumulated depreciation		(11,019)	(8,344)

Property and equipment, net		$11,362	$11,581

Depreciation and amortization expense for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009 was $0.9 million, $0.8 million, $2.7 million and $2.5 million, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of September 30, 2010
	Gross	Accumulated Amortization	Impairment	Net
Developed technology	$24,800	$(10,279)	$(14,115)	$406

As of September 30, 2010, the estimated future amortization expense of intangible assets expected to be charged to cost of net revenues for the remainder of the year ending December 31, 2010 is $0.4 million.

Accrued Warranty

The following table presents a rollforward of our product warranty liability, which is included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets (in thousands):

As of September 30, 2010
Liability as of December 31, 2009	$147
Accruals	51
Expirations	(115)
Settlements	(6)

Liability as of September 30, 2010	$77

Accrued Management Bonuses

In April 2010, the compensation committee of our board of directors adopted and approved a management bonus plan, or MBP, to reward officers and specified individuals for their performance, generally on an annual basis. A portion of the bonuses payable under the MBP is dependent on the extent to which specified performance goals for a specified performance period are achieved. We refer to these bonuses as “performance-based bonuses.” The MBP also allows for the payment of discretionary bonuses for which no specific award criteria need to be established. The amount of 2010 performance-based bonuses payable under the MBP is based on the extent to which specified financial goals are met. As of September 30, 2010, we believe the achievement of certain of these financial goals is probable and, accordingly, have estimated and accrued $3.0 million in management bonuses under the MBP. Any actual bonus amounts awarded will be at the discretion of our compensation committee and in accordance with the terms of the MBP.

In 2009, we maintained a management bonus plan to reward the performance of officers and specified individuals for their 2009 performance. The actual bonus payments paid under the 2009 management bonus plan were determined based on the achievement of operational, financial and business development objectives for 2009. For the nine months ended September 30, 2009, we accrued $0.8 million in management bonuses under the 2009 management bonus plan.

Other Long-Term Liabilities

The components of other long-term liabilities are as follows (in thousands):

	As of September 30, 2010	As of December 31, 2009
Deferred rent	$2,045	$2,280
Other	541	763

Total other long-term liabilities	$2,586	$3,043

Impairment of Intangible Assets

During the nine months ended September 30, 2009, we recorded an impairment charge on intangible assets of $0.2 million. We determined that the intangible assets associated with our 2007 acquisition of Arabella were fully impaired as the core technology acquired would no longer be used in our ongoing business operations.

Restructuring Activity

We incurred restructuring charges totaling $0.1 million and $2.2 million during the three months and nine months ended September 30, 2009, respectively, resulting from a restructuring plan we implemented in March 2009 that resulted in a worldwide reduction-in-force of 55 employees and the closure of our Nice, France and Kfar Saba, Israel offices. All of the terminated employees received severance payments upon their effective termination. In addition, the affected French and Israeli employees continued to receive salaries until their termination became effective upon the expiration of applicable contractual or statutory notice periods.

The continued payment of salaries to the terminated Nice and Kfar Saba employees during their respective notice periods represented a one-time termination benefit since we were required by contract or law to make these payments whether or not these employees continued to work for us through their actual termination dates.

Debt

As of September 30, 2010, we had access to a $5.0 million revolving credit line under the terms of our Loan and Security Agreement, as amended, with Silicon Valley Bank, or SVB. We amended the provisions of our credit line in April 2010 upon the payment of a $12,500 amendment fee and extended the term of the credit line through April 8, 2011. The maximum credit available under the credit line was reduced from $10.0 million to $5.0 million. As amended, interest on the credit line is payable at an annual interest rate equal to the prime rate plus 0.5% if we maintain a liquidity ratio of at least 1.75 to 1, or the prime rate plus 2.0% if we maintain a liquidity ratio of less than 1.75 to 1. If any portion of the credit line remains unused at any time, we are required to pay a fee equal to 0.125% per annum of the average unused portion of the credit line so long as we maintain a liquidity ratio of at least 1.75 to 1, or 0.5% per annum of the average unused portion of the credit line when our liquidity ratio falls below 1.75 to 1. The credit line, as amended, also limits the aggregate amount of assets and collateral that we are allowed to transfer to, and the amount of investments that we are allowed to make in, certain of our subsidiaries to $600,000 per month. The amount available under the credit line cannot exceed 80% of the value of our eligible accounts receivable and may be decreased by certain commitments, such as the $1.2 million and $35,000 standby letters of credit that secure our performance under our San Diego, California, and San Jose, California, facility leases, respectively.

As of September 30, 2010, $3.8 million was available under the credit line. The availability was reduced by the two standby letters of credit for our facility leases.

Deferred Rent

We recognize rent expense on a straight-line basis over the lease term and record landlord allowances for tenant improvements as deferred rent. The deferred rent is amortized over the lease term as a reduction of rent expense. As of September 30, 2010 and December 31, 2009, there was $2.0 million and $2.3 million, respectively, of unamortized deferred rent recorded as a component of other long-term liabilities.

Purchase Commitments

We had firm purchase order commitments for the acquisition of inventory as of September 30, 2010 and December 31, 2009 of $42.5 million and $20.2 million, respectively.

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

Stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 included compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of net revenues	$104	$41	$256	$102
Research and development	1,362	1,006	3,652	3,524
Sales and marketing	419	354	1,113	1,048
General and administrative	898	797	2,511	2,552

Total stock-based compensation expense	$2,783	$2,198	$7,532	$7,226

2007 Equity Incentive Plans

We reviewed and updated our forfeiture rate, expected term and volatility assumptions during the three months ended September 30, 2010. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. The expected life is based on the average life of certain guideline companies, adjusted for differences in vesting schedule and contractual terms. Prior to the quarter ended June 30, 2010, the expected life was based on the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The change in the expected life assumption does not have a material impact in the current period. The estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.

We granted options and other stock awards to consultants in connection with their service agreements. For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, we recorded compensation expense related to these awards of $0.1 million, $9,000, $0.2 million and $18,000, respectively. The fair value of the awards was estimated using a Black-Scholes option-pricing model.

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected life (years) for employee and director options	5.0	6.1	5.0 - 6.1	6.1
Contractual term (years) for consultant options	10.0	10.0	10.0	10.0
Risk-free interest rate	1.78%	3.15%	1.78% - 3.07%	2.40 - 3.18%
Expected volatility	85%	104%	80% - 85%	76% - 104%
Expected dividend yield	—	—	—	—

As of September 30, 2010, we estimated there were $15.6 million in total unrecognized compensation costs related to employee stock option agreements, which are expected to be recognized over a weighted-average period of 1.4 years.

2007 Employee Stock Purchase Plan

For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, the fair value of stock-based awards granted under the ESPP was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected life (years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	0.25% to 0.43%	0.16% - 0.92%	0.17% to 0.49%	0.16% - 0.92%
Expected volatility	63% to 139%	151% - 180%	63% to 151%	151% - 180%
Expected dividend yield	—	—	—	—

For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, we recorded stock-based compensation expense for the ESPP totaling $0.2 million, $0.1 million, $0.6 million and $0.3 million, respectively. As of September 30, 2010, we estimate there were $0.1 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.4 years.

3. Income Taxes

Our effective tax rates for the three and nine months ended September 30, 2010 were 0.39% and 0.40%, respectively, compared to (0.70)% for the three and nine months ended September 30, 2009. The effective tax rate for the three and nine months ended September 30, 2009 is expressed as a negative rate because we recorded tax expense while in a loss position for the period. The tax expense related to foreign taxes during the three months ended September 30, 2010 and 2009 and nine months ended September 30, 2010 and 2009, was $17,000, $9,000, $30,000 and $98,000, respectively.

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

No adjustments have been made during the three and nine months ended September 30, 2010 for any uncertain tax positions and we do not expect our unrecognized tax benefits to change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2010 or December 31, 2009.

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

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)—basic and diluted	$11,271	$(1,238)	$16,121	$(14,261)

Denominator:
Weighted average number of shares of common stock outstanding	72,892	70,577	72,195	70,019
Less: Restricted stock	(115)	(431)	(192)	(546)

Weighted average number of shares used in computing net income (loss) per common share—basic	72,777	70,146	72,003	69,473

Effect of dilutive securities:
Restricted stock	115	—	192	—
ESPP shares	42	—	79	—
Stock award common share equivalents	4,671	—	3,517	—

Weighted average number of shares used in computing net income (loss) per common share—diluted	77,605	70,146	75,791	69,473

Net income (loss) per share—basic	$0.15	$(0.02)	$0.22	$(0.21)

Net income (loss) per share—diluted	$0.15	$(0.02)	$0.21	$(0.21)

Potentially dilutive securities that were not included in the diluted net income (loss) per share calculations because they would be antidilutive, for any reason, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options outstanding	1,840	9,163	2,949	9,415
Stock reserved for issuance under put and call option agreements	—	35	—	110
Restricted stock	—	429	—	595

Total	1,840	9,627	2,949	10,120

5. Supplemental Disclosure of Cash Flow and Non-Cash Activity

Cash Flow

The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2010	2009
Cash paid for taxes	$11	$—

There was no cash paid for interest in the nine months ended September 30, 2010 and 2009.

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Nine Months Ended September 30,
	2010	2009
Decrease in repurchase liability for early exercise of stock options	$199	$353
Currency translation adjustment	(24)	85

6. Significant Customer and Geographic Information

Customers

Based on the location of direct shipments, customers that represented 10% or more of our total net revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Actiontec Electronics, Inc.	*	18%	*	19%
Cisco Systems, Inc.	10%	*	*	*
Motorola, Inc.	19%	37%	18%	28%
Wistron NeWeb Corporation	22%	*	17%	*

*	Customer accounted for less than 10% of our total net revenues for the period indicated.

As of September 30, 2010 and December 31, 2009, customers that individually represented 10% or more of our accounts receivable balances were as follows:

	September 30, 2010	December 31, 2009
Actiontec Electronics, Inc.	*	11%
Motorola, Inc.	24%	12%
Wistron NeWeb Corporation	26%	11%
Zinwell Corporation	*	10%

*	Customer accounted for less than 10% of accounts receivable at the date indicated.

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues as a percentage of total net revenues by geographic region were as follows:

	Nine Months Ended September 30,
	2010	2009
Asia	90%	93%
Europe	2	2
North America	8	5

	100%	100%

7. Subsequent Events

On October 5, 2010, we completed a public offering in which 10,750,000 shares of our common stock were sold on our behalf at price to the public of $9.70 per share, and which resulted in gross offering proceeds of $104.3 million and net offering proceeds of $99.1 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. Barclays Capital and J.P. Morgan acted as the joint book-running managers for the offering and Craig-Hallum Capital Group, Signal Hill, Pacific Crest Securities and Merriman Capital acted as co-managers. The underwriters have until October 29, 2010 to exercise their 30-day option to purchase up to an additional 1,612,500 shares of our common stock at an offering price of $9.70 per share to cover over-allotments, if any.

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

Overview

We are a fabless semiconductor company that designs, develops and markets systems solutions to enable connected home entertainment. Our technologies significantly change the way HD video, SD video, and other multimedia content such as movies, music, games and photos are brought into and delivered throughout the home.

We are a pioneer of key technologies that enable connected home networking of digital entertainment over existing coaxial cable. We are a founding member of MoCA, a global home networking consortium that sets standards for the distribution of video and other multimedia entertainment over coaxial cable. Our products include:

•	Home networking chipsets based on the MoCA standard;

•	Integrated circuits that simplify and enhance digital broadcast satellite, or DBS, services;

•	High-speed broadband access chipsets; and

•	Silicon tuner integrated circuits.

Our products allow telecommunications carriers, cable operators and DBS service providers, which we collectively refer to as service providers, to enhance and expand their service offerings and reduce deployment costs in an increasingly competitive environment. Our MoCA home networking solutions are now being deployed into consumer homes to support multi-room digital video recorder service by Comcast, Cox Communications, DIRECTV, Time Warner Cable and Verizon, as well as by a number of smaller service providers.

In December 2004, we introduced and commenced commercial shipments of our home networking products. In the first quarter of 2006, we began commercially shipping our broadband access solutions. In May 2007, we acquired Arabella, a developer of embedded software. In June 2007, we acquired RF Magic, Inc., or RF Magic, a provider of digital broadcast satellite outdoor unit and silicon tuner solutions. In 2008, we acquired certain specified assets of Vativ Technologies, Inc., or Vativ, a provider of high-bandwidth, advanced digital processing solutions for digital television and 10 gigabit Ethernet markets. Since inception, we have invested heavily in product development and have not yet achieved profitability on an annual basis, although we had net income of $16.1 million for the nine months ended September 30, 2010 and $11.3 million for the three months ended September 30, 2010. Our net revenues grew from $122.5 million in 2007 to $146.0 million in 2008 driven primarily by increased demand for our home networking products. Our net revenues decreased to $116.3 million in 2009 driven primarily by softness in demand for our home networking products and, to a lesser extent, by lower demand for our DBS products. As of September 30, 2010, we had an accumulated deficit of $225.8 million.

We generate the majority of our revenues from sales of our products to original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, that provide customer premises equipment to service providers. We price our products based on market and competitive conditions and reduce the price of our products over time, as market and competitive conditions change, and as manufacturing costs are reduced. Our markets are generally characterized by declining average selling prices over the life of a product and, accordingly, we must reduce costs and successfully introduce new products and enhancements to maintain our gross margins.

We rely on a limited number of customers for a significant portion of our net revenues. Sales to these customers are in turn driven by service providers that purchase our customers’ products which incorporate our products. A substantial percentage of our net revenues are dependent upon four major service providers: DIRECTV, Verizon, DISH Network and Comcast. In addition, we are dependent on sales outside of the United States for almost all of our net revenues and expect that to continue in the future.

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

Since our inception, we have funded our operations using a combination of preferred stock issuances, cash collections from customers, bank credit facilities, cash received from the exercise of stock options and proceeds from public offerings of our common stock. We intend to continue spending substantial amounts in connection with the growth of our business to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies. For example, on October 5, 2010, we completed a public offering of 10,750,000 shares of our common stock, which resulted in net proceeds of approximately $99.1 million.

Results of Operations

The following table sets forth selected items from our unaudited condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Consolidated Statements of Operations Data:
Total net revenues	100%	100%	100%	100%
Total cost of net revenues	47	50	47	50

Gross profit	53	50	53	50
Operating expenses:
Research and development	20	35	26	42
Sales and marketing	8	11	9	13
General and administrative	6	8	7	10
Restructuring charges	—	—	—	3

Total operating expenses	34	54	42	68

Income (loss) from operations	19	(4)	11	(18)
Income taxes	—	—	—	—

Net income (loss) attributable to common stockholders	19%	(4)%	11%	(18)%

Comparison of Three and Nine Months Ended September 30, 2010 and 2009

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Net revenues	$61,310	$30,958	98%	$139,441	$81,227	72%

Net revenues increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 driven primarily by higher demand for our home networking products, including new deployments by additional service providers and by higher demand for our DBS outdoor unit products.

Gross Profit/Gross Margin

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Gross profit	$32,536	$15,626	108%	$74,135	$40,790	82%
% of net revenues	53%	50%		53%	50%

Gross profit increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 driven primarily by higher net revenues from sales of our home networking products and our DBS outdoor unit products.

Gross margin increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 driven primarily by higher sales of our DBS outdoor unit products. During each of the three and nine month periods ended September 30, 2010 and 2009, cost of net revenues also included amortization of developed technology in the amounts of $0.4 million and $1.2 million, respectively, or approximately 1% of net revenues for each period.

Research and Development Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Research and development	$12,410	$10,824	15%	$35,694	$34,249	4%
% of net revenues	20%	35%		26%	42%

The $1.6 million increase in research and development expenses during the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was partially due to increased personnel costs of $1.3 million (of which $0.3 million was due to stock-based compensation). The increase in personnel costs was principally caused by a 14% increase in employees engaged in research and development activities during the three months ended September 30, 2010 compared to the same period in 2009. Other factors contributing to the increase in research and development expense include a $0.4 million increase in overhead allocations and depreciation, offset by a $0.1 million decrease in development tools and supply costs, which include outside services, masks costs and licenses that fluctuate in timing and amount from period to period, all of which resulted from a general increase in research and development activities.

The $1.4 million increase in research and development expenses during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was partially due to increased personnel costs of $0.5 million (which included an offsetting decrease of $0.1 million in stock-based compensation). Other factors contributing to the increase in research and development expense include a $0.1 million increase in overhead allocations and depreciation, a $0.8 million increase in development tools and supply costs, which include outside services, masks costs and licenses that fluctuate in timing and amount from period to period, all of which resulted from a general increase in research and development activities.

Sales and Marketing Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Sales and marketing	$5,054	$3,345	51%	$12,823	$10,377	24%
% of net revenues	8%	11%		9%	13%

The increase of $1.7 million in sales and marketing expenses for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily due to increased personnel costs of $1.4 million (of which $0.1 million was due to stock-based compensation), attributable to a 13% increase in the number of employees engaged in sales and marketing activities to support our growth. General customer support related activities contributed to the remaining increase of $0.3 million.

The increase of $2.4 million in sales and marketing expenses for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily due to increased personnel costs of $2.0 million, attributable to a 13% increase in the number of employees engaged in sales and marketing activities to support our growth. General customer support related activities contributed to the remaining increase of $0.4 million.

General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
General and administrative	$3,798	$2,642	44%	$9,510	$8,043	18%
% of net revenues	6%	8%		7%	10%

The $1.2 million increase in general and administrative expenses for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily due to increased personnel costs of $1.1 million (of which $0.1 million was due to stock-based compensation), attributable to a 7% increase in the number of employees engaged in general and administrative activities to support our growth. General support related activities contributed to the remaining increase of $0.1 million.

The $1.5 million increase in general and administrative expenses for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily due to increased personnel costs of $1.3 million, attributable to a 7% increase in the number of employees engaged in general and administrative activities to support our growth. Third party support services contributed to the remaining increase of $0.2 million.

Amortization of Intangibles

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Amortization of intangible assets	$—	$—	— %	$—	$16	(100)%
% of net revenues	—%	—%		—%	—%

During the nine months ended September 30, 2009, we determined that the intangible assets associated with our 2007 acquisition of Arabella were fully impaired as the core technology acquired would no longer be used in our ongoing business operation and, as such, no further amortization was recognized related to this intangible.

Impairment of Intangible Assets

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Impairment of intangible assets	$—	$—	— %	$—	$208	(100)%
% of net revenues	—%	—%		—%	—%

During the nine months ended September 30, 2009, we recorded an impairment charge on intangible assets of $0.2 million. We determined that the intangible assets associated with our 2007 acquisition of Arabella were fully impaired as the core technology acquired would no longer be used in our ongoing business operations.

Restructuring Charges

We incurred restructuring charges of $0.1 million and $2.2 million during the three and nine months ended September 30, 2009, respectively, resulting from a restructuring plan we implemented in March 2009 that resulted in a worldwide reduction-in-force of 55 employees and the closure of our Nice, France and Kfar Saba, Israel offices. All of the terminated employees received severance payments upon their effective termination. In addition, the affected French and Israeli employees continued to receive salaries until their termination became effective upon the expiration of applicable contractual or statutory notice periods.

The continued payment of salaries to the terminated Nice and Kfar Saba employees during their respective notice periods represented a one-time termination benefit since we were required by contract or law to make these payments whether or not these employees continued to work for us through their actual termination dates.

Liquidity and Capital Resources

As of September 30, 2010 and December 31, 2009, we had cash and cash equivalents of $53.6 million and $35.3 million, respectively, and no marketable securities for either period.

As of September 30, 2010, we had access to a $5.0 million revolving credit line under the terms of our Loan and Security Agreement, as amended, with SVB. We amended the provisions of our credit line in April 2010 upon the payment of a $12,500 amendment fee and extended the term of the credit line through April 8, 2011. The maximum credit available under the credit line was reduced from $10.0 million to $5.0 million. As amended, interest on the credit line is payable at an annual interest rate equal to the prime rate plus 0.5% if we maintain a liquidity ratio of at least 1.75 to 1, or the prime rate plus 2.0% if we maintain a liquidity ratio of less than 1.75 to 1. If any portion of the credit line remains unused at any time, we are required to pay a fee equal to 0.125% per annum of the average unused portion of the credit line so long as we maintain a liquidity ratio of at least 1.75 to 1, or 0.5% per annum of the average unused portion of the credit line when our liquidity ratio falls below 1.75 to 1. The credit line, as amended, also limits the aggregate amount of assets and collateral that we are allowed to transfer to, and the amount of investments that we are allowed to make in, certain of our subsidiaries, to $600,000 per month. The amount available under the credit line cannot exceed 80% of the value of our eligible accounts receivable and may be decreased by certain commitments, such as the $1.2 million and $35,000 standby letters of credit that secure our performance under our San Diego, California, and San Jose, California, facility leases, respectively. As of September 30, 2010, the availability was reduced by the two standby letters of credit for our facility leases, and $3.8 million was available under the credit line.

The following table shows our cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$17,798	$96
Net cash (used in) provided by investing activities	(2,508)	2,987
Net cash provided by financing activities	3,045	1,175
Net effect of exchange rates on cash	41	—

Total increase in cash and cash equivalents	$18,376	$4,258

Cash Flows from Operating Activities

Net cash provided by operating activities was $17.8 million for the nine months ended September 30, 2010, primarily resulting from net income of $16.1 million, $7.5 million in stock compensation expenses, depreciation and amortization of $3.9 million, a $11.0 million increase in accounts payable and other liabilities, driven primarily by an increase in inventory, and a $0.9 million increase in prepaid expenses. The increase in net cash was offset by an $8.0 million increase in inventory primarily related to new deployments of our home networking products and an increase in accounts receivable of $13.6 million due to an increase in sales during the nine months ended September 30, 2010.

Net cash used in operating activities was $0.1 million for the nine months ended September 30, 2009, primarily resulting from a net loss of $14.3 million and an increase in accounts receivable of $1.7 million due to a majority of sales occurring later in the second quarter of 2009. This was offset by $7.2 million in stock compensation expenses, a $4.6 million decrease in inventory primarily due to lower-than-anticipated future revenues at September 30, 2009, and $4.0 million in depreciation, amortization and impairment expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2010 due to purchases of property and equipment, primarily consisting of research and development equipment.

Net cash provided by investing activities was $3.0 million for the nine months ended September 30, 2009, primarily due to $4.3 million in sales of marketable securities offset by $1.3 million in purchases of property and equipment, primarily consisting of operations equipment and research and development equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.0 million for the nine months ended September 30, 2010, primarily due to proceeds from the issuance of common stock in connection with stock option exercises.

Net cash provided by financing activities was $1.2 million for the nine months ended September 30, 2009, primarily due to proceeds from the issuance of common stock in connection with stock option exercises.

For the foreseeable future, in order to execute our business strategy and to support our growth, we expect to experience an increase in our operating expenses in absolute dollars, particularly in research and development expenses, but also in sales and marketing and general and administrative expenses. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

We believe that our cash and cash equivalents of $53.6 million as of September 30, 2010, together with the $3.8 million available to us under our existing credit line as of September 30, 2010, will be sufficient to fund our projected operating requirements for at least the next 12 months. Additionally, on October 5, 2010, we completed a public offering of 10,750,000 shares of our common stock, which resulted in net proceeds of approximately $99.1 million.

We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies. In the future we may not be able to obtain financing on favorable terms or at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, prohibit us from repurchasing our stock or making investments or force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.

Indemnities

In the ordinary course of business, we have entered into agreements that include indemnity provisions with certain customers. Based on historical experience and information known as of September 30, 2010, we have not recorded any indemnity obligations.

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

Recent Accounting Pronouncements

On March 31, 2010, the FASB ratified the milestone method of revenue recognition. Under this new standard, an entity can recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the entity. The milestone method of revenue recognition is effective for fiscal years beginning on or after June 15, 2010 and may be applied prospectively after the adoption date or retrospectively for all periods presented. We are currently in the process of evaluating whether to adopt this new standard early. The impact of adoption of our consolidated financial statements will ultimately depend on the terms of any future business transactions.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

Our sales have been historically denominated in U.S. dollars and an increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could materially affect the demand of our non-U.S. customers for our products, leading to a reduction in orders placed by these customers, which would adversely affect our business. Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations; however, we do not consider this currency risk to be material as the related costs do not constitute a significant portion of our total spending. We outsource our wafer manufacturing, assembly, testing, warehousing and shipping operations; however, all expenses related thereto are denominated in U.S. dollars. If the value of the U.S. dollar decreases relative to the currencies of the countries in which such contractors operate, the prices we are charged for their services may increase, which would adversely affect our business. Currently, we have not implemented any hedging strategies to mitigate risks related to the impact of fluctuations in currency exchange rates.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2010, the carrying value of our cash and cash equivalents approximated fair value. A change in market interest rates of 1.0% annualized would have impacted our net income from these investments by $0.3 million for the nine months ended September 30, 2010.

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

Our investment policy for marketable securities requires that all securities mature in two years or less, with a weighted average maturity of no longer than 12 months. As of September 30, 2010, we did not carry any of these securities, but we may do so in the future. The fair value of marketable securities we may purchase will fluctuate based on changes in market conditions and interest rates and is affected by the credit condition of the U.S. financial sector. Absent the unprecedented turmoil and upheaval in the U.S. financial sector, given the short-term maturities of marketable securities we may purchase, we do not believe these instruments will be subject to significant market or interest rate risk. Although there have been recent signs of improvement within the U.S. financial sector, the sector remains fragile and conditions may deteriorate rapidly, which could adversely affect the value, realized or unrealized, of our investments and cause us to record significant impairment losses.

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

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In August 2010, Kurt Noyes, Vice President, Accounting and Treasury, serving as our principal accounting officer, left the Company to pursue other interests. In October 2010, Trevor Renfield was hired and named Corporate Controller and Principal Accounting Officer. We do not believe that this change had any material impact on our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold or sell our common stock, you should carefully consider the following information, the other information in this Quarterly Report and information contained in our Annual Report and in our other filings with the SEC. If any of these risks were to occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in our Annual Report.

Risks Related to Our Business

We have had net operating losses for several years, had an accumulated deficit of $225.8 million as of September 30, 2010 and only recently became profitable on a quarterly basis, and we are unable to predict whether we will remain profitable.*

We were incorporated in 2001, did not commence shipping production quantities of our home networking products until December 2004 and only became profitable on a quarterly basis in the fourth quarter of 2009. Consequently, any predictions about future performance may not be as accurate as they could be if we had a longer history of successfully commercializing our home networking solutions. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.

We have incurred substantial net operating losses during our limited operating history. For the years ended December 31, 2009, 2008 and 2007, we incurred net losses attributable to common stockholders of $13.2 million, $136.4 million and $32.1 million, respectively, and for the nine months ended September 30, 2010, we had net income of $16.1 million. Although we became profitable in the fourth quarter of 2009 and have continued to maintain quarterly profitability in the nine months ending September 30, 2010, we have incurred significant net losses since our inception and have never been profitable on an annual basis. As of September 30, 2010, we had an accumulated deficit of $225.8 million. We may incur operating losses in the future as we continue to make significant expenditures related to the development of our products and the expansion of our business. Our ability to sustain profitability depends on the extent to which we can maintain or increase revenue and control our costs in order to, among other things, counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures, or unforeseen difficulties or costs associated with the integration of acquired assets or businesses. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, we are unable to predict the extent of our profitability or future losses. If we are unable to achieve adequate growth, we may not sustain profitability.

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

Currently, we face competition from a number of established companies that offer products based on competing technologies, such as Data over Cable Service Interface Specifications, versions of Digital Subscriber Line, Ethernet, HomePNA, HomePlug AV, Broadband over Power Line, High Performance Network Over Coax, or HiNOC, Wi-Fi and Worldwide Interoperability for Microwave Access, or WiMAX. Although some of these competing technologies were not originally designed to operate over coaxial cables, our competitors have modified certain technologies, including HomePNA, HomePlug AV, Broadband over Power Line and Wi-Fi, to work on the same in-home coaxial cables that our MoCA-based products use. We also expect to face competition from companies that offer products based on G.hn technology once the G.hn standard has been set by the International Telecommunication Union, or ITU. Many of our competitors and potential competitors are substantially larger and have longer operating histories, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Given their capital resources, many of these larger organizations are in a better position to withstand any significant reduction in customer purchases or market downturns. Many of our competitors also have broader product lines and market focus, allowing them to bundle their products and services and effectively use other products to subsidize lower prices for those products that compete with ours or to provide integrated product solutions that offer cost advantages to customers. In addition, many of our competitors have been in operation much longer than we and therefore have better name recognition and more long-standing and established relationships with service providers, ODMs and OEMs.

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

In addition, consolidation by industry participants could result in competitors with further increased market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which would allow them to compete more effectively against us. Current and potential competitors may also gain such competitive advantages by establishing financial or strategic relationships with existing or potential customers, suppliers or other third-parties. These new competitors or alliances among competitors, customers, or suppliers could emerge rapidly and acquire significant market share. In addition, some of our suppliers and customers offer or may offer products that compete with our products. Depending on the participants, industry consolidation or the formation of strategic relationships could have a material adverse effect on our business and results of operations by reducing our ability to compete successfully in our current markets and the markets we are seeking to serve.

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*

We derive a substantial portion of our revenues from a limited number of customers. For example, for the year ended December 31, 2009, Actiontec and Motorola accounted for 16% and 27% of our net revenues, respectively, for the year ended December 31, 2008, Actiontec and Motorola accounted for 20% and 36% of our net revenues, respectively; and for the year ended December 31, 2007, Actiontec, Jabil and Motorola accounted for 26%, 15% and 39% of our net revenues, respectively. More recently, during the nine months ended September 30, 2010, Motorola and Wistron accounted for approximately 18% and 17% of our net revenues, respectively. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

In addition, we depend on a limited number of service providers that purchase products from our customers that incorporate our home networking or digital broadcast satellite outdoor unit solutions. If these service providers, or other service providers that elect to use our products, reduce or eliminate purchases of our customers’ products which incorporate our products, this would significantly reduce our revenues and adversely affect our operating results. In addition, any sudden or unexpected slowdown in deployments by service providers that incorporate our products may lead to an inventory buildup by our customers who may, in turn, postpone taking delivery of our products or wait to clear their existing inventory before ordering more products from us, which, in turn, may adversely affect our results. Our operating results for the foreseeable future will continue to depend on a limited number of service providers’ demand for products which incorporate our products.

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

If we fail to develop and introduce new or enhanced products on a timely basis, our ability to attract and retain customers could be impaired, and our competitive position may be harmed.*

To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet the cost expectations of our customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products obsolete. Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological shifts could result in decreased revenues and an increase in design wins by our competitors. In particular, we may experience difficulties with product design, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new or enhanced products. If we fail to introduce new or enhanced products that meet the needs of our customers or penetrate new markets in a timely fashion, we may lose market share and our operating results will be adversely affected. In addition, a design loss to one of our competitors may negatively impact our financial results for several years.

Our results could be adversely affected if our customers or the service providers who purchase their products are unable to successfully compete in their respective markets.*

Our customers and the service providers that purchase products from our customers face significant competition from their competitors. We rely on these customers’ and service providers’ ability to develop products and/or services that meet the needs of their customers in terms of functionality, performance, availability and price. If these customers and service providers do not successfully compete, they may lose market share, which would negatively impact the demand for our products. For example, for our home networking products, there is intense competition among service providers to deliver video and other multimedia content into and throughout the home. For the sale of our home networking products, we are currently dependent on the ability of a limited number of service providers to compete in the market for the delivery of HD video and other multimedia content. Therefore, factors influencing the ability of these service providers to compete in this market, such as competition from alternative content providers or laws and regulations regarding local cable franchising or satellite broadcasting rights, could have an adverse effect on our ability to sell home networking products. In addition, our digital broadcast satellite outdoor unit products are primarily supplied to digital broadcast satellite service providers by our ODM and OEM customers. Digital broadcast satellite service providers are facing significant competition from telecommunications carriers and cable multiple service operators as they compete for customers in terms of video, voice and data services. Moreover, ODMs and OEMs who market satellite set-top boxes using our silicon tuners are competing with a variety of internet protocol-based video delivery solutions, including versions of Digital Subscriber Line technology and certain fiber optic-based solutions. Many of these technologies compete effectively with satellite set-top boxes and do not require tuners such as the ones we sell. If our customers and the service providers who purchase products from our customers that incorporate our products do not successfully compete, they may lose market share, which would reduce demand for our products.

If the market for HD video and other multimedia content delivery solutions based on the MoCA standard does not develop as we anticipate, our revenues may decline or fail to grow, which would adversely affect our operating results.*

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our revenues from sales of our home networking products based on the MoCA standard. The market for multimedia content delivery solutions based on the MoCA standard is relatively new, still evolving and difficult to predict. Currently, the growth of the MoCA-based multimedia content delivery market and the success of our business are largely driven by the adoption and deployment of existing and future generations of the technology by service providers, ODMs and OEMs and, to a lesser extent, by consumer adoption of such technology which is dependent on the availability of over-the-top, or OTT, services that directly deliver internet video content into the home. It is uncertain whether the MoCA standard will achieve and sustain high levels of demand and market acceptance by service providers or consumers, whether the availability of OTT services will continue to grow or whether consumers beyond the early technology adopters will embrace OTT services in increasing numbers, if at all. Some service providers, ODMs and OEMs have adopted, and others may adopt, multimedia content delivery solutions that rely on technologies other than the MoCA standard or may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, MoCA-based solutions. The alternative technology solutions, which compete with MoCA-based solutions, currently include Ethernet, HomePNA, Home Plug AV, Wi-Fi and WiMedia. It is critical to our success that additional service providers, including telecommunications carriers, digital broadcast satellite service providers and cable operators, adopt the MoCA standard for home networking.

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

Even if service providers, ODMs and OEMs adopt multimedia content delivery solutions based on the MoCA standard, we may not compete successfully in the market for MoCA-compliant chipsets.*

As a member of MoCA, we are required to license any of our patent claims that are essential to implement the MoCA specifications to other MoCA members on reasonable and non-discriminatory terms. As a result, we are required to license some of our important intellectual property to other MoCA members, including other semiconductor manufacturers that may compete with us in the sale of MoCA-compliant chipsets. Furthermore, there may be disagreements among MoCA members as to specifically which of our patent claims we are required to license to them. If we are unable to differentiate our MoCA-compliant chipsets from other MoCA-compliant chipsets by offering superior pricing and features outside MoCA specifications, we may not be able to compete effectively in the market for such chipsets. Moreover, although we are currently and actively involved in the ongoing development of the MoCA standard, we cannot guarantee that future MoCA specifications will incorporate technologies or product features we are developing or that our products will be compatible with future MoCA specifications. As additional members, including our competitors, continue to join MoCA, they and existing members may exert greater influence on MoCA and the development of the MoCA standard in a manner that is adverse to our interests. If our home networking products fail to comply with future MoCA specifications, the demand for these products could be severely reduced.

The semiconductor and communications industries are highly cyclical and subject to rapid change and evolving industry standards and, from time to time, have experienced significant downturns in customer demand as well as unexpected increases in demand resulting in production capacity constraints. These factors could impact our operating results, financial condition and cash flows and may increase the volatility of the price of our stock.*

The semiconductor and communications industries are highly cyclical and subject to rapid change and evolving industry standards and, from time to time, have experienced significant downturns in customer demand, most recently in late 2008 through 2009 as a result of the deterioration in global macroeconomic conditions. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices; factors which have caused, and could continue to cause, substantial fluctuations in our net revenue and in our operating results. Any downturns in the semiconductor and communications industries may be severe and prolonged, and any failure of these industries to fully recover from downturns could harm our business. For example, because a significant portion of our expense is fixed in the near term or is incurred in advance of anticipated sales, during these downturns we will not be able to decrease our expenses rapidly enough to offset unanticipated shortfall in revenues during industry downturns, which would adversely affect our operating results. Even as the industry recovers from the most recent downturn, some OEMs and ODMs may slow down their research and development activities, cancel or delay new product development, reduce their inventories and/or take a cautious approach to acquiring products, which may negatively impact our business.

The semiconductor and communications industries also periodically experience increased demand and production capacity constraints, which may affect the ability of companies such as ours to ship products to customers. Any factor adversely affecting either the semiconductor or communications industries in general, or the particular segments of any of these industries that our products target, may adversely affect our ability to generate revenue and could negatively impact our operating results, cash flow and financial condition. During 2010, the semiconductor and communications industries began experiencing supply shortages due to sudden increases in demand beyond foundry capacity. In addition to capacity issues, during periods of increased demand these industries may also experience difficulty obtaining sufficient manufacturing, assembly and test resources from manufacturers. If, as a result of these industry issues, we are unable to meet our customers’ increased demand for our products, we would miss opportunities for additional revenue and could experience a negative impact on our relationships with affected customers. Further, in response to the cyclical and rapidly changing nature of the semiconductor and communications industries, our operating results may fluctuate from period to period as we adjust our inventory and production requirements to meet the changing demands of our customers, which could impact our financial condition and cash flows and may increase the volatility of the price of our stock.

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

•	changes in demand for our products or those offered by service providers and our customers;

•	the timing and amount of orders, especially from significant service providers and customers;

•	the seasonal nature of the sales of products that incorporate our products by certain service providers which may affect the timing of orders for our products;

•	the level and timing of capital spending of service providers, both in the United States and in international markets;

•	competitive market conditions, including pricing actions by us or our competitors;

•	adverse market perception of MoCA-compliant products;

•	our unpredictable and lengthy sales cycles;

•	the mix of products and product configurations sold;

•	our ability to successfully define, design and release new products on a timely basis that meet customers’ or service providers’ needs;

•	costs related to acquisitions of complementary products, technologies or businesses;

•	new product introductions and enhancements, or the market anticipation of new products and enhancements, by us or our competitors;

•	announcements by service providers who purchase products from our customers;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and the effect of our use of inventory “hubbing” arrangements;

•	unexpected changes in our operating expenses;

•	general economic conditions (including the recent industry and economic downturn) and political conditions in the countries where we operate or our products are sold or used;

•	our ability to attain and maintain production volumes and quality levels for our products, including adequate allocation of wafer, assembly and test capacity for our products by our subcontractors;

•	our customers’ ability to obtain other components needed to manufacture their products;

•	the cost and availability of components and raw materials used in our products, including, without limitation, increases in the price of gold;

•	changes in manufacturing costs, including wafer, test and assembly costs, manufacturing yields and product quality and reliability;

•	productivity of our sales and marketing force;

•	our inability to reduce operating expenses in a particular quarter if revenues for that quarter fall below expectations;

•	future accounting pronouncements and changes in accounting policies;

•	costs associated with litigation; and

•	changes in domestic and international regulatory environments.

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

We may also experience adverse conditions in our cost base due to changes in foreign currency exchange rates that reduce the purchasing power of the U.S. dollar, increase research and development expenses and other factors. These conditions may harm our margins and prevent us from sustaining profitability if we are unable to increase the selling prices of our products or reduce our costs sufficiently to offset the effects of effective increases in our costs. Our attempts to offset the effects of cost increases through controlling our expenses, passing cost increases on to our customers or any other method may not succeed.

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

The market for our broadband access products is limited and these products may not be widely adopted.*

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

In addition, if areas characterized by fiber optic networks that terminate within one kilometer of customer premises do not continue to grow, or we are unable to develop broadband access products that are competitive outside of these areas, the demand for our broadband access products may not grow and our revenues may be limited. Even if the markets in which our broadband access products are targeted continue to grow or we are able to serve additional markets, customers and service providers may not adopt our technology. There are a growing number of competing technologies for delivering high-speed broadband access from the service provider’s network to the customer’s premises. For example, our broadband access products face competition from products using Data over Cable Service Interface Specifications, or DOCSIS, versions of Digital Subscriber Lines, or DSL, Ethernet and WiMAX-based solutions. Moreover, there are many other access technologies that are currently in development including some low cost proprietary solutions. If service providers adopt competing products or technologies, the demand for our broadband access products will decline and we may not be able to generate significant revenues from these products.

We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this expansion and growth, or if our business does not grow as we expect, we may not be able to realize a return on the resources we devote to expansion.*

We anticipate that we will continue to expand our infrastructure and grow our headcount to accommodate changes in our research and development strategy and achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of our product deployments. Our growth may place a strain on our administrative and operational infrastructure. Our success in managing our growth will be dependent upon our ability to:

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

We may not realize the anticipated financial and strategic benefits from the businesses we have acquired or be able to successfully integrate such businesses with ours.*

We will need to overcome significant challenges in order to realize the benefits or synergies from the acquisitions we have completed to date and any acquisitions that we may complete from time to time in the future. These challenges include the following:

•	integrating businesses, operations and technologies;

•	retaining and assimilating key personnel;

•	retaining existing customers and attracting additional customers;

•	creating uniform standards, controls, procedures, policies and information systems;

•	meeting the challenges inherent in efficiently managing an increased number of employees, including at geographic locations distant from our headquarters and senior management; and

•	implementing appropriate systems, policies, benefits and compliance programs.

Integration in particular may involve considerable risks and may not be successful. These risks include the following:

•	the potential disruption of our ongoing business and distraction of our management;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the acquired companies;

•	the impairment of relationships with employees, suppliers and customers; and

•	potential unknown or contingent liabilities.

The inability to integrate successfully any businesses we acquire, or any significant delay in achieving integration, could delay introduction of new products and require expenditure of additional resources to achieve integration. For example, although we recorded significant amounts of goodwill and other intangible assets in connection with the acquisitions we completed in 2007 and 2008, as a result of the recent industry and economic turmoil and its effects on our market value and business outlook, we had to reduce the carrying amount of all of these long-lived assets and, as of September 30, 2010, we have recorded an aggregate impairment charge of $113.4 million against our goodwill and intangible assets carrying value related to these acquisitions.

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

Fluctuations in the mix of products we sell may adversely affect our financial results.*

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

Our product development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*

Our product development efforts require substantial research and development expense. Our research and development expense was $35.7 million and $34.2 million for the nine months ended September 30, 2010 and 2009, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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

Our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand for our products accurately, we may incur product shortages, delays in product shipments or excess or insufficient product inventory.*

We sell our products to customers who integrate them into their products. We do not obtain firm, long-term purchase commitments from our customers. We have limited visibility as to the volume of our products that our customers are selling or carrying in their inventory. In addition, certain service providers are affected by seasonality in their deployment of products that incorporate our products, which may in turn impact the timing of our sales. Because production lead times often exceed the amount of time required to fulfill orders, we often must build inventory in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Our demand forecast accuracy, and our ability to manage our inventory carrying levels accurately, can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, adverse changes in our product order mix and demand for our customers’ products. We have in the past had customers dramatically decrease and increase their requested production quantities with little or no advance notice. Even after an order is received, our customers may cancel these orders, postpone taking delivery or request a decrease in production quantities. Any such cancellation, postponement of delivery or decrease in production quantity subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls, reduced profit margins and excess or obsolete inventory which we may be unable to sell to other customers or which we may be required to sell at reduced prices or write-off entirely, or that any resulting disputes with our customers may adversely impact our future relationships with those customers. Alternatively, if we are unable to project customer requirements accurately, we may not build enough products, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources of supply, which could affect our ongoing relationships with these customers and potentially reduce our market share. If we do not timely fulfill customer demands, our customers may cancel their orders and we may be subject to customer claims for cost of replacement.

Our ability to accurately predict revenues and inventory needs, and to effectively manage inventory levels, may be adversely impacted due to our use of inventory “hubbing” arrangements.*

We are party to an inventory “hubbing” arrangement with Motorola and we may enter into similar arrangements with other customers in the future. Pursuant to these arrangements, we ship our products to a designated third-party warehouse, or hub, rather than shipping them directly to the customer. The products generally remain in the hub until the customer removes them for incorporation into its own products. In the absence of any hubbing arrangement, we generally recognize revenues on sales of our products upon shipment of those products to the buyer. Under our hubbing arrangement with Motorola, however, we maintain ownership of our products in the hub, and therefore do not recognize the related revenue, until the date Motorola removes them from the hub. As a result, our ability to accurately predict future revenues recognized from sales to Motorola or any other customers with which we implement hubbing arrangements may be impaired, and we may experience significant fluctuations in our quarterly operating results depending on when Motorola or any such other customers remove our products from the hub, which they may do with little or no lead time. In the short term, we may experience an increase in operating expenses as we build and ship inventory to the hub and will not recognize revenues from sales of this inventory, if at all, until Motorola or any such other customers remove it from the hub at a later time. Furthermore, because we continue to own but do not maintain control over our products after they are shipped to the hub, our ability to effectively manage inventory levels may be impaired as our shipments under the hubbing arrangement increase and we may be exposed to additional risk that the inventory in the hub becomes obsolete before sales are recognized.

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

Because we rely on a limited number of third-party manufacturers, if we were required to change contract manufacturers or one of our contract manufacturers became unable or unwilling to continue manufacturing our products, we may sustain lost revenues, increased costs and damage to our customer relationships. In addition, we would need to expend significant time and effort to locate new third-party manufacturers, if available, and have them qualified by us and our customers.

Manufacturing defects may not be detected by the testing process performed by our subcontractors. If defects are discovered after we have shipped our products, we may be exposed to warranty and consequential damages claims from our customers. Such claims may have an adverse impact on our revenues and operating results. Furthermore, if we are unable to deliver quality products, our reputation would be harmed, which could result in the loss of future orders and business with our customers.

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

We rely on sales representatives and distributors to assist in selling our products, and the failure of these representatives to perform as expected could reduce our future sales.*

We sell some of our products through third-party sales representatives and distributors. Our relationships with some of these third-party sales representatives and distributors are relatively new and we are unable to predict the extent to which our third-party sales representatives and distributors will be successful in marketing and selling our products. Moreover, many third-party sales representatives and distributors also market and sell competing products. Third-party sales representatives and distributors may terminate their relationships with us at any time, or with short notice, and may give greater attention to the products sold by our competitors. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives and distributors that market our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current third-party sales representatives and distributors and recruit additional or replacement third-party sales representatives and distributors, our revenues and operating results could be harmed.

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

Certain of our customers’ products and service providers’ services are subject to governmental regulation.*

Governmental regulation could place constraints on our customers and service providers’ services and consequently reduce our customers’ demand for our products. For example, the Federal Communications Commission has broad jurisdiction over products that emit radio frequency signals in the United States. Similar governmental agencies regulate these products in other countries. Moreover, laws and regulations regarding local cable franchising or satellite broadcasting rights could have an adverse effect on service providers’ ability to compete in the HD video and multimedia content delivery market. Although most of our products are not directly subject to current regulations of the Federal Communications Commission or any other federal or state communications regulatory agency, much of the equipment into which these products are incorporated is subject to direct governmental regulation. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, impede sales of our products. For example, demand for these products will decrease if equipment into which they are incorporated fails to comply with the specifications of the Federal Communications Commission.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.*

We intend to continue spending substantial amounts to grow our business. We may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. The maximum credit available to us under the terms of our existing Loan and Security Agreement, as amended, with SVB was reduced in April 2010 from $10.0 million to $5.0 million at our request, but we have no assurance that we will be able to increase our line of credit or obtain additional credit from other lenders when and if a need arises.

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

Our effective tax rate may increase or fluctuate, and we may not derive the anticipated tax benefits from any expansion of our international operations.*

Our effective tax rate could be adversely affected by various factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings. Changes in applicable tax laws may cause fluctuations between reporting periods in which the changes take place. If our business opportunities outside the United States continue to grow, we may expand our international operations and staff to better support our expansion into international markets. We anticipate that this expansion will include the implementation of an international organizational structure that could result in an increasing percentage of our consolidated pre-tax income being derived from, and reinvested in, our international operations. Moreover, we anticipate that this pre-tax income would be subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and as a consequence, our future effective income tax rate may be lower than the U.S. federal statutory rate. There can be no assurance that significant pre-tax income will be derived from or reinvested in our international operations, that our international operations and sales will result in a lower effective income tax rate, or that we will implement an international organizational structure. In addition, our future effective income tax rate could be adversely affected if tax authorities challenge any international tax structure that we implement or if the relative mix of U.S. and international income changes for any reason. Accordingly, there can be no assurance that our effective income tax rate will be less than the U.S. federal statutory rate.

Our ability to utilize our net operating loss and tax credit carryforwards may be limited, which could result in our payment of income taxes earlier than if we were able to fully utilize our net operating loss and tax credit carryforwards.*

As of December 31, 2009, we had federal, state and foreign net operating loss carryforwards and capital loss carryforwards of approximately $67.9 million, $50.1 million and $0.8 million, respectively, and federal and state research and development tax credit carryforwards of $9.8 million and $9.4 million, respectively. The tax benefits related to utilization of net operating loss and tax credit carryforwards may be limited due to ownership changes or as a result of other events. For example, Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone a significant change in its ownership. While prior changes in our ownership, including as a result of our acquisition of RF Magic have resulted in annual limitations on the amount of our net operating loss and tax credit carryforwards that may be utilized in the future, we do not anticipate that such annual limitations will preclude the utilization of substantially all the net operating loss and tax credit carryforwards described above in the event we remain profitable. However, to the extent our use of net operating loss and tax credit carryforwards is further limited by future stock offerings or transactions or by our implementation of an international tax structure or other future events, our income would be subject to cash payments of income tax earlier than it would be if we were able to fully utilize our net operating loss and tax credit carryforwards without such further limitation.

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

If we fail to manage our exposure to global financial and securities market risks successfully, our operating results could be adversely impacted.*

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, credit markets and prices of marketable equity and fixed-income securities. The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio is affected by the credit condition of the U.S. financial sector. Although there have been recent signs of improvement within the U.S. financial sector, the sector remains fragile and conditions may deteriorate rapidly, which could adversely affect the value, realized or unrealized, of our investments and cause us to record significant impairment losses.

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

Any dispute with a MoCA member regarding what patent claims are necessary to implement MoCA specifications could result in litigation which could have an adverse effect on our business.*

We are required to grant to other MoCA members a non-exclusive and world-wide license on reasonable and non-discriminatory terms to any of our patent claims that are essential to implement MoCA specifications. The meaning of reasonable and non-discriminatory has not been settled by the courts, and accordingly, it is not a well-defined concept. If we had a disagreement with a MoCA member regarding which of our patent claims are necessary to implement MoCA specifications or on whether the terms of any license by us under reasonable and non-discriminatory fall within the scope and meaning of reasonable and non-discriminatory, this could result in litigation. Any such litigation, regardless of its merits, could be time-consuming, expensive to resolve, divert our management’s time and attention and harm our reputation. In addition, any such litigation related to which of our patent claims are necessary to implement MoCA could result in us being required to license on reasonable and non-discriminatory terms certain of our patent claims which we previously believed did not need to be licensed under our MoCA agreement. Significant disagreements or any litigation between us and any MoCA member regarding patent claims necessary to implement MoCA or the scope and meaning of our reasonable and non-discriminatory licensing terms could have an adverse effect on our business and harm our competitive position.

Possible third-party claims of infringement of proprietary rights against us, our customers or the service providers that purchase products from our customers, or other intellectual property claims or disputes, could have a material adverse effect on our business, results of operation or financial condition.*

The semiconductor industry is characterized by a high level of litigation based on allegations of infringement of proprietary rights. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are selling and developing products. Because patent applications take many years to issue, currently pending applications, known or unknown to us, may later result in issued patents that we infringe. In addition, third parties continue to actively seek new patents in our field. It is difficult or impossible to keep fully abreast of these developments, and therefore, as we develop new and enhanced products, we may sell or distribute products that inadvertently infringe patents held by third parties.

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

Risks Related to International Operations

We expect a significant portion of our future revenues to come from our international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised 98% of our total revenues for the nine months ended September 30, 2010 and 2009. International business activities involve certain risks, including:

•	difficulties involved in the staffing and management of geographically dispersed operations;

•	longer sales cycles in certain countries, especially on initial entry into a new geographical market;

•	greater difficulty evaluating a customer’s ability to pay, longer accounts receivable payment cycles and greater difficulty in the collection of past-due accounts;

•	general economic conditions in each country;

•	challenges associated with operating in diverse cultural and legal environments;

•	seasonal reductions in business activity specific to certain markets;

•	loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks;

•	foreign taxes and the overlap of different tax structures, including modifications to the U.S. tax code as a result of international trade regulations;

•	foreign technical standards;

•	changes in currency exchange rates; and

•	import and export licensing requirements, tariffs, and other trade and travel restrictions.

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

Our third-party contractors are concentrated primarily in areas subject to earthquakes and other natural disasters. Any disruption to the operations of these contractors due to catastrophic events could cause significant delays in the production or shipment of our products.*

Substantially all of our products are manufactured by third-party contractors located in the Pacific Rim. The risk of an earthquake in these areas is significant due to the proximity of major earthquake fault lines to the facilities of our foundry, assembly and test subcontractors. The occurrence of earthquakes or other natural disasters, or the occurrence of other catastrophic events such as a pandemic in the region, could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

Risks Related to Ownership of Our Common Stock

If securities and/or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely or if our results of operations do not meet their expectations, our stock price and trading volume could decline.*

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is likely that in some future period our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

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

Future sales of our common stock or the issuance of securities convertible into or exercisable for shares of our common stock may depress our stock price.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a substantial number of shares of our common stock, the issuance of securities convertible into or exercisable for shares of our common stock or the expectation or perception in the market that the holders of a large number of our shares of common stock intend to sell their shares, could significantly reduce the market price of our common stock. Although the average daily trading volume of our common stock has slowly increased in recent months, our common stock is still less liquid than the stock of companies with broader public ownership and, as a result, the trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock and lead to increased volatility in our stock price. In particular, certain venture capital funds have held shares of our common stock for a substantial period of time and may distribute shares to their limited partners or members at any time and without notice. Any such distribution may result in a substantial number of our shares being sold, which could have an adverse effect on the trading price of our common stock.

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

Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*

As of September 30, 2010, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 10% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The following sets forth information regarding all of our unregistered securities that were sold during the three months ended September 30, 2010:

(1)	As of June 30, 2010, options to purchase up to 1,844,039 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the three months ended September 30, 2010, options exercisable for up to 10,611 shares of common stock were cancelled without being exercised and options to purchase 158,934 shares of common stock were exercised at a weighted average exercise price of $2.39 per share. As of September 30, 2010, options to purchase up to 1,674,494 shares of our common stock remained outstanding under the 2001 Plan.

(2)	As of June 30, 2010, options to purchase up to 807,538 shares of our common stock were outstanding under our RF Magic Plan, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the three months ended September 30, 2010, none of these options were cancelled without being exercised and options to purchase 235,993 shares of common stock were exercised at a weighted average exercise price of $0.63 per share. As of September 30, 2010, options to purchase up to 571,545 shares of our common stock remained outstanding under the RF Magic Plan.

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

Issuer Purchases of Equity Securities

Pursuant to the terms of the 2001 Plan, options may be exercised prior to vesting. Shares of common stock issued prior to vesting that remain unvested are subject to a repurchase option in our favor that lapses in accordance with the original vesting schedule for the option. The following table provides information with respect to purchases made by us of shares of our common stock during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Value Paid by Company
September 1, 2010 through September 30, 2010	—	$—	$—
August 1, 2010 through August 31, 2010	821	3.38	2,775
July 1, 2010 through July 31, 2010	—	—	—

Total	821		$2,775

(1)	All shares were originally purchased from us by directors, employees and consultants pursuant to exercises of unvested stock options. The shares repurchased by us during the months listed above represent shares that were repurchased from our directors, employees and consultants within 60 days of the termination of their employment or consulting relationship with us pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our 2001 Plan and the related stock option agreements.

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

ENTROPIC COMMUNICATIONS, INC.

Date: October 28, 2010	By:	/s/ David Lyle
David Lyle
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2 above.

4.2 (3)	Form of Common Stock Certificate of the Registrant.

10.1+(4)	Director Offer Letter dated August 29, 2010 by and between Registrant and Dr. Ted Tewksbury.

10.2+(4)	Director Offer Letter dated September 1, 2010 by and between Registrant and Mr. Robert L. Bailey.

31.1 *	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.

*	Filed herewith.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2010.