Form 10-K
period 2010-12-31
ENTROPIC COMMUNICATIONS INC
filed 2011-02-03
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $459.7 million based on the closing price of the registrant’s common stock on The NASDAQ Global Market of $6.34 per share on June 30, 2010.

There were 85,322,715 shares of the registrant’s common stock issued and outstanding as of January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the registrant’s 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2010.

ENTROPIC COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2010

Entropic, Entropic Communications, c.LINK®, RF Magic and our logo are among the trademarks of Entropic Communications, Inc. and/or its affiliates in the United States and certain foreign countries. Any other trademarks or trade names mentioned are the property of their respective owners.

i

FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this Annual Report on Form 10-K, or Annual Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning our ability to sustain profitability; the competitive nature of the markets in which we compete and the effect of competing products and technologies; the demand for our products; the adoption of our technologies and the Multimedia over Coax Alliance, or MoCA, standard; the competitive nature of service providers; our dependence on manufacturers, sales representatives, distributors and other third parties; our ability to create and introduce new products and technologies; our ability to effectively manage our growth; our ability to successfully acquire companies or technologies that would complement our business; the ability of our contract manufacturers to produce and deliver products in a timely manner and at satisfactory prices; the transitioning of our silicon products to improved manufacturing process technologies; our ability to protect our intellectual property and avoid infringement of the intellectual property of others; our reliance on our key personnel; the effects of government regulation; our ability to obtain sufficient capital to expand our business; our ability to manage our business in the midst of an economic recession; the cyclical nature of our industry; our ability to effectively transact business in foreign countries; and our ability to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

The forward-looking statements contained in this Annual Report and the documents incorporated herein by reference are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under Part I, Item 1A, Risk Factors of this Annual Report and in our other filings with the Securities and Exchange Commission, or SEC. These forward-looking statements reflect our management’s belief and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report and are subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements in this Annual Report or in our other filings with the SEC.

In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report or the respective dates of documents incorporated herein by reference that include forward-looking statements. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in these forward-looking statements.

In this Annual Report, “Entropic Communications, Inc.,” “Entropic Communications,” “Entropic,” the “Company,” “we,” “us” and “our” refer to Entropic Communications, Inc. and its subsidiaries, taken as a whole, unless otherwise noted.

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

We are a pioneer of key technologies that enable connected home networking of digital entertainment over existing coaxial cable. We are a founding member of Multimedia over Coax Alliance, or MoCA, a global home networking consortium that sets standards for the distribution of video and other multimedia entertainment over coaxial cable. Our products include integrated circuits and related software associated with:

•	home networking solutions based on the MoCA standard;

•	direct broadcast satellite, or DBS, services;

•	high-speed broadband access; and

•	silicon tuners.

Our products allow telecommunications carriers, cable operators and DBS service providers, which we collectively refer to as service providers, as well as providers of over-the-top, or OTT, services, to enhance and expand their service offerings and reduce deployment costs in an increasingly competitive environment.

Our home networking solutions capitalize on the worldwide conversion of multimedia content, including video, from analog to digital. Multimedia content is now easy to store on digital video recorders, or DVRs, gaming consoles, digital versatile disk, or DVD, recorders, personal computers, portable devices and Internet-hosted services, also referred to as “the cloud.” The ability to store this content on various devices has created “islands” of digital entertainment within the home. Our products bridge these islands and allow consumers to access their multimedia content throughout the home. Our MoCA-compliant chipsets can be embedded in a wide variety of consumer electronic devices. Service providers can employ our solutions to offer consumer applications such as multi-room DVR, online gaming, personal computer-to-television content sharing and streaming of downloaded movies stored on a personal computer or the cloud to a television. Additionally, products incorporating our MoCA solutions can be purchased directly by consumers to connect consumer electronic devices within the home such as personal computers, televisions and game consoles to the home’s broadband connection such as digital subscriber line, or DSL, routers or cable modems and passive optical networks, or xPONs, and thereby enable the devices to benefit from OTT services that are made available on the Internet. Our MoCA home networking solutions are now being deployed into consumer homes to support multi-room DVR service by Comcast Corp, or Comcast, Cox Communications, Inc., or Cox, DIRECTV Holdings LLC, or DIRECTV, Time Warner Cable Inc., or Time Warner Cable, and Verizon Communications, Inc., or Verizon, as well as by a number of smaller service providers.

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

We were incorporated in Delaware in January 2001. Our principal executive offices are located at 6290 Sequence Drive, San Diego, California 92121, and our telephone number is (858) 768-3600. Our corporate website address is www.entropic.com. Our current and future annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission, or SEC, are, and will continue to be, available, free of charge, through the investor relations section of our website as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The information contained on, or accessible through, our website is not intended to be part of this or any other report we file with, or furnish to, the SEC. Our common stock trades on The NASDAQ Global Select Market under the symbol ENTR.

Industry Background

Intense competition among service providers and OTT service providers seeking to maximize revenues is driving a revolution in the delivery of video and other multimedia content into and throughout the home. According to research by IMS Research, or IMS, the number of U.S. pay-television households with HD video is expected to grow from 48 million in 2010 to approximately 86 million by 2014, representing a compound annual growth rate of approximately 15.5%. These service providers are making significant infrastructure investments to differentiate their offerings by adding new video services such as HD video, video-on-demand and multi-room DVR, as well as bundled video, voice and broadband data, or “triple-play,” services. In fact, consumers typically pay a higher price for video services than for traditional voice and broadband services. A successful video offering is critical for service providers to increase average revenue per user, drive subscriber growth and reduce subscriber turnover.

Several favorable consumer entertainment trends are contributing to the increasing video and multimedia revenue opportunity for service providers and OTT service providers. These trends include:

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

•

Proliferation of connected digital multimedia devices within the home.    As a result of the increasing availability of multimedia content from sources inside the home and from the Internet, connected digital multimedia devices such as high-definition televisions, or HDTVs, desktop and laptop personal computers, DVD players, Blu-ray players, portable media players, gaming consoles, DVRs and OTT set-top boxes can now be found in U.S. households in increasing numbers.

•

Introduction of new multimedia applications.    An increasing number of multimedia applications utilize digital video and other multimedia content for consumer home entertainment. Some examples of these applications include video “time shifting,” or the ability to pause, fast forward and rewind live or stored video, the ability to watch and record multiple television shows at once, video or movie on demand, personal computer-to-television content sharing, multi-room and online gaming, streaming of downloaded movies stored on a personal computer to a television, and OTT services that directly deliver Internet video content into the home.

•

Increasing consumer adoption of OTT services.    Consumer demand for fully customizable viewing experiences that allow them to select the time, place and content has increased the availability of OTT services such as those offered from AppleTV, Boxee, GoogleTV, Netflix and Vudu, all of which benefit from having a high-speed, highly reliable network connection to digital multimedia devices, such as connected HD video and game consoles, within a home.

These trends have resulted in a growing number of “islands” of stored multimedia content within the home, including SD video and HD video, movies, broadcast television programs and personally created content. Service providers and original equipment manufacturers, or OEMs, have identified opportunities to seamlessly bridge these “islands” and enable the sharing of such content across devices and between rooms throughout the home. At the same time, as the popularity of online video streaming continues to grow, broadcast service providers recognize the growing need to provide combined broadband and broadcast services to retain their existing subscribers. To address this opportunity and meet evolving customer expectations, service providers are introducing new customer premises equipment and service offerings such as multi-room DVR, which allows for video “placeshifting,” or the ability to access content from multiple locations and devices, and a new class of devices that connect the coaxial network in the home to online services. By providing more advanced customer premises equipment, service providers are able to more easily introduce new services, simplify and enhance the user experience, and maintain content security and service reliability. We believe service providers are competitively positioned to provide these services because they already have licensed access and distribution rights to premium video content and have established the infrastructure that enables carrier class quality-of-service, or QoS.

The stringent communications requirements associated with high-quality HD video, 3D video and other multimedia content present a significant challenge for service providers today. In response, service providers require solutions that enable the distribution of such content into and throughout the home while maintaining the high-quality standards demanded by subscribers. For any such technology solution to succeed, we believe it must satisfy the following requirements:

•

High bandwidth, reliability and full QoS for HD video.    Due to the fact that video is typically a streaming, real-time, visual experience, video quality can rapidly degrade with errors or delays in packet delivery. A high-quality video experience requires reliable first-pass transmission, very low packet error rate, low latency and low jitter. Moreover, video consumes up to 10 times more bandwidth than typical voice and data services and has higher QoS requirements. A connected home with capacity to support multiple high-quality HD video streams requires a high bandwidth network with net throughput in excess of 100 megabits per second for today’s services, which is believed to be increasing to greater than 250 megabits per second for services planned in the future.

•

Cost-effective deployment.    It is important for service providers to leverage the existing installed network infrastructure inside and outside the home to minimize incremental cost and expedite new service deployments. Service providers prefer plug-and-play installation of new services as opposed to having to dispatch a service vehicle to customer premises, often referred to as a “truck roll.” Service providers are focused on saving installation time and minimizing customer service calls, thereby reducing total costs to deliver video services. In some cases, service providers may install customer premise equipment that is capable of providing services that are not ordered by the customer at the time of installation but which may be switched on remotely at a later time, thereby potentially avoiding the need for future truck rolls.

•

Customer ease of use.    Most consumers have little tolerance for complicated devices and service disruptions. Therefore, mainstream consumer adoption requires an easy to use and compelling service offering and plug-and-play service installation with minimal ongoing maintenance.

•

Co-existence with other services and devices.    Consumers currently subscribe to a broad array of communications services, including traditional voice, broadcast television, broadband access and cellular wireless services that are delivered using a number of different technologies. In addition, consumers may use a multitude of computing, communications and consumer electronics devices, such as personal computers, video players, gaming consoles, set-top boxes and televisions. Any successful home networking or access solution must seamlessly co-exist with existing services and devices with minimal interference or degradation in performance.

•

Security.    The ability to ensure the secure delivery of content and consumer privacy is a key element of any successful bundled service offering. Therefore, home networking and access solutions require data encryption and other security mechanisms.

To address these requirements, service providers are exploring home networking and access technology platforms that enable delivery of new services into and throughout the home. There are a variety of other technologies for delivering video into and throughout the home. Broadband access technology solutions include data over cable service interface specifications, or DOCSIS, versions of Digital Subscriber Line, or xDSL, Ethernet, xPON, 3rd Generation Partnership Project Long Term Evolution and Worldwide Interoperability for Microwave Access, or WiMAX. Home networking technology solutions include Ethernet, G.hn, HomePNA, HomePlug, HomePlug AV, HD-PLC, IEEE P1901 and Wi-Fi. We believe each of these other technologies currently have limitations in meeting all the requirements necessary to effectively deliver multiple streams of SD video, HD video and 3D video and other multimedia content into and throughout the home.

Our Solutions

Entropic Communications provides systems solutions comprised of silicon integrated circuits and software as a platform to enable delivery of multiple streams of HD video and other multimedia content into and throughout the home. Our solutions are based upon our ability to combine the following core competencies:

•

Video communications, networking algorithms and protocols.    We have extensive experience in defining and developing physical layer and media access controller protocols as well as networking, routing and security protocols. This includes expertise in advanced equalization, modulation and coding techniques, and contention-free media access controller protocols required for high QoS video delivery.

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

•

Radio frequency integrated circuit design expertise.    We have extensive experience developing highly-integrated radio frequency integrated circuits. Our broad radio frequency systems and design capability allow us to provide solutions that seamlessly integrate radio frequency functionality within a digital communications platform. We have extensive experience with the complex task of integrating digital, high-speed mixed signal and radio frequency integrated circuit designs into complementary metal-oxide semiconductor, or CMOS, systems-on-a-chip.

•

Broad communications and radio frequency systems-level capabilities.    Our system-level knowledge is the result of significant experience supplying solutions for service provider networks and includes an understanding of the critical elements in coaxial cable and satellite networks, such as service provider equipment and other devices both inside and outside the home.

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

Our product lines include home networking, broadband access, DBS outdoor unit solutions and silicon tuners. Our solutions target applications in HD video and other multimedia content distribution networks through cable, satellite, telecommunications and terrestrial mediums. Our solutions are currently used in consumer electronic and service provider customer premises equipment, including set-top boxes, broadband routers, optical network terminals, low-noise block converters, multi-room DVRs, residential gateways and Ethernet-to-coax adapters, and can potentially be used in other devices, such as digital televisions, gaming consoles, connected HDTVs, OTT set-top-boxes, media servers and network attached storage devices.

Home Networking

Our home networking solutions target a large and rapidly growing market. Our home networking solutions are based on the MoCA standard. We are a founding member of MoCA, which was established in 2004 and includes as its members many major service providers, communications equipment companies, semiconductor manufacturers and consumer electronics companies. MoCA-based products use existing coaxial cable to create a robust Internet protocol-based network for easy sharing of HD video and other multimedia content throughout the home. MoCA is being deployed as the home networking standard for Verizon’s FiOS offering and for high-definition set-top boxes, or HD set-top boxes, for DIRECTV, Comcast, Time Warner Cable, Cox and other cable service providers. We believe that additional service providers are in the process of evaluating, adopting or deploying MoCA-based technology for digital home entertainment networking.

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

We have been working on home networking technologies on which the MoCA specification is based since 2001 and began shipping production quantities of MoCA-compliant chipsets in December 2004. In September of 2009, we began shipping our third generation of MoCA-compliant products and we recently announced the first complete MoCA 2.0 solution. Our MoCA-compliant chipsets are incorporated in equipment being deployed by Verizon, DIRECTV, Comcast, Time Warner Cable, Cox and other service providers. Our MoCA-compliant products can be used to support on demand video services, online video streaming services, personal computer-to-television content sharing, multi-room DVR and online gaming. We see a growing need for a highly reliable wired home networking solution to support these new multimedia applications. We believe that our new MoCA 2.0 chipset will answer the growing demand for powerful connectively within the home.

We believe that our pioneering role in developing the MoCA standard and our success to date in providing these solutions position us well to continue to be the leading provider of MoCA- compliant connected home entertainment solutions. Our MoCA-compliant home networking solutions provide the following key benefits:

•

High data rates.    In field trials defined and conducted by MoCA, our first generation solutions consistently delivered net throughput in excess of 110 megabits per second in real world conditions with no loss in performance when multiple devices were connected to the network. This performance enables sharing of multiple simultaneous streams of HD video. Our second and third generation solutions continue to have a physical layer rate of up to 250 megabits per second and have increased net throughput to up to 175 megabits per second. With our MoCA 2.0 solutions, we expect to have a physical layer rate of 600 megabits per second and an increased net throughput of up to 400 megabits per second in its basic configuration and up to 500 megabits per second between two devices in “turbo mode” as described in the MoCA specification. MoCA 2.0 also supports channel bonding to yield net throughputs between 800 megabits per second and 1 gigabit per second. The physical layer rate refers to the maximum speeds of the physical layer of our integrated circuits, while net throughput refers to the rate at which data is actually made available to applications and experienced by users.

•

High-quality video experience.    Our solutions provide a reliable and high-quality video experience for the consumer that meets service provider requirements. Our solutions operate at frequencies on the coaxial cable that do not interfere with other services or devices. Our physical layer and media access controller provide a very low native packet error rate, without the need for retransmissions, that is essential for service provider-quality HD video. Our media access controller is time coordinated, which eliminates collisions in the network. Our solution also provides two methods of ensuring QoS, prioritized QoS and reserved bandwidth scheme, namely parameterized QoS.

•

Ease of installation and use.    Our solutions leverage the existing coaxial cable infrastructure and do not require expensive new wiring in the home. The plug-and-play installation of our solutions makes it easy for consumers to install and use, and allows service providers to rapidly deploy, new services. Both of these features enable service providers to minimize costly truck rolls.

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

DBS Outdoor Unit

Our DBS outdoor unit solutions target the large and growing digital broadcast satellite market. In a traditional satellite installation, the ability to select multiple channels simultaneously frequently requires multiple cables from the satellite dish to the set-top box. For example, in order to simultaneously view and record separate programs from the full channel lineup with DVRs in three rooms in a house, a user typically needs six separate cables from outside the home. Our DBS outdoor unit products can significantly reduce the deployment costs for digital broadcast satellite providers by allowing them to send multiple video streams from individual or multiple satellites into the home over a single cable. This simplified cabling architecture enables digital broadcast satellite providers to deploy set-top boxes, with multiple tuner capabilities, in multiple rooms and roll out new services without expensive installation and retrofitting while at the same time improving aesthetics of the home by not damaging walls while installing multiple cables. We believe that our solutions can improve the competitiveness of digital broadcast satellite services by reducing subscriber acquisition costs, decreasing deployment costs for additional services and enabling a more attractive product offering.

Our DBS outdoor unit products include band translation switch and channel stacking switch integrated circuits, which are highly complex single-chip radio frequency integrated circuits that integrate multiple independent signal receivers and multiple discrete analog functions onto a single silicon die. Moreover, as many as four channel stacking switch integrated circuits can be linked to provide up to 12 digital broadcast satellite signals on a single cable. Our band translation switch products, which were specifically designed to operate with DISH Network Corporation’s, or DISH Network’s, service offerings, are sold to customers who incorporate them into products deployed by DISH Network. We sell our channel stacking switch products to customers who incorporate them into products deployed by other DBS service providers. We are the pioneers in developing band translation switch and channel stacking switch radio frequency integrated circuits and we have helped to define the standard for satellite signal distribution over a single cable in conjunction with members of the European Committee for Electrotechnical Standardization, or CENELEC. We believe that single cable standardization will lead to more rapid adoption and further expand the market for our products. Our band translation switch products are currently used in outdoor equipment deployed by DISH Network and one other North American operator and our channel stacking switch products are currently used in outdoor equipment deployed by DIRECTV, Via Embratel, Sky Italia, BSkyB and other service providers.

Broadband Access

Our broadband access solutions are designed to meet broadband access requirements in areas characterized by fiber optic networks that terminate within one kilometer of a customer premises. In particular, our solutions allow cable service operators with fiber optic deployments to offer broadband triple-play services that are competitive with very high-speed digital subscriber line, or VDSL, services offered by telecommunications carriers. We believe that this is a large potential target market for our broadband access products and we have several deployments underway with service providers in China. Our broadband access solutions also have applications in vertical markets beyond broadband residential access. Our broadband access solutions are being deployed in video surveillance products operating over coax infrastructure in point to multi-point topologies. In addition, our broadband access solutions have been incorporated into systems currently under evaluation in hospitality networks, providing video and broadband services over coax to multiple hotel residents.

Our broadband access solutions use coaxial cable infrastructure to deliver “last kilometer” connectivity for high-speed broadband access to single-family homes and multiple dwelling units. They incorporate the same physical layer used in our home networking products and a different network-optimized media access controller technology. Our broadband access solutions offer high performance with net throughput in excess of 100 megabits per second. The point-to-multi-point architecture of our solutions currently supports up to 63 subscribers on a single radio frequency channel. Our solutions are capable of supporting up to four simultaneous channels over a single coaxial cable. As a result, a single distribution cable could support up to 252 subscribers with net throughput ranging from 340 to over 500 megabits per second. Our high-speed broadband access solutions enable service providers to offer bundled triple-play services over their existing services and cable infrastructure.

Silicon Tuner

We provide silicon tuner integrated circuits for cable and terrestrial applications that conform to most major digital and analog video broadcast standards, including the U.S. and international broadcasting standards. Many set-top boxes and integrated digital televisions have multiple tuners to enable advanced features such as DVR, watch-and-record functionality and picture-in-picture viewing, further expanding the market for tuner integrated circuits. Our tuner integrated circuits integrate radio frequency functions, including those performed by a surface acoustic wave, or SAW, filter, with other major discrete components onto a single die while maintaining the performance of traditional non-silicon can tuners. Our highly integrated solutions significantly reduce our customers’ design costs and shrink the tuner footprint in consumer electronics devices. We believe that the performance and small footprint of our tuners will lead to greater adoption of multiple-tuner applications across a broad range of consumer electronics over time.

Our Strategy

Our goal is to be the leading provider of systems solutions for the connected home entertainment market by enabling the delivery of multiple streams of HD video and other multimedia content into and throughout the home. The key elements of our strategy are to:

•

Extend our technology leadership.    We believe that our success has been, and will continue to be, largely attributable to our interdisciplinary skill set that we leverage to create innovative systems-level solutions. As the incumbent supplier of key MoCA-compliant technologies in service provider-based deployments, we gain critical insight into next generation product and system requirements. We have and will continue to use these insights to enhance our products. For example, as a result of our leadership in developing MoCA 1.0 and 1.1 compliant solutions, we were a leading contributor to the development of the next generation MoCA 2.0 specification, which was adopted by MoCA in June 2010. We intend to extend our technology leadership by focusing on our research and development efforts and through targeted technology acquisitions.

•

Expand relationships with industry leaders and customers.    We work very closely with leading service providers, ODMs and OEMs around the world to increase the adoption of connected home entertainment solutions that utilize our technology. We have been selected in deployments by leading service providers including Verizon, DIRECTV, Comcast, Cox and Time Warner Cable, among others, and leading ODMs and OEMs such as Motorola Inc., or Motorola, Wistron NeWeb Corporation, or Wistron, and Actiontec Electronics, Inc., or Actiontec. We believe that expanding our relationships with these companies and further aligning our product and technology roadmap with their strategies will contribute to our future growth. We intend to expand our existing customer relationships by securing additional design wins with our customers and by positioning our connected home entertainment technology as the key differentiator in next generation customer premises equipment. We also intend to expand our relationships with consumer electronics OEMs to increase adoption of our solutions and further develop a retail market for connected home entertainment solutions.

•

Continue to broaden our solutions and pursue complementary acquisitions.    We seek to provide our customers with full platform solutions. Historically, we have used acquisitions to broaden our technology and solutions capabilities and expand our customer base. For example, our company was originally focused on the development of MoCA home networking solutions and we later expanded our product offerings to include broadband access, DBS outdoor unit and silicon television tuner solutions by acquiring RF Magic, Inc., or RF Magic. Over time, we intend to address the large and growing connected home entertainment market by adding additional features and capabilities to our products and provide full platform solutions and opportunistically pursue acquisitions that contribute complementary technology or provide access to new customers.

•

Expand our presence in international markets.    Historically, we have been principally focused on ODMs and OEMs that supply equipment for service provider-based deployments in the United States. We intend to continue to expand our sales and technical support organization to broaden our service provider reach in international markets, primarily in Asia, Europe and South America. For example, we are actively marketing our MoCA home networking solutions in Europe and South America, our broadband access solutions in China, our DBS outdoor unit solutions in Europe and South America and our tuner products in Europe, Africa and Asia.

•

Drive industry standards.    We use our technology leadership to define specifications and drive industry standards, such as MoCA, which we believe will lead to widespread adoption of our solutions. In Europe, we have actively worked with members of CENELEC to develop a standard for satellite signal distribution over a single cable. We intend to continue to participate in other standards-settings bodies that we believe will influence our target markets, including CableLabs, the ITU, the Institute of Electrical and Electronics Engineers, or IEEE, the RVU Alliance and Digital Living Network Alliance.

Our Products

We offer products that provide solutions for the delivery of HD video, SD video and other multimedia content into and throughout the connected home. Our products include home networking, DBS outdoor unit, broadband access and silicon tuner solutions. The chart below lists, for each of our products, its description, target markets and representative target devices or applications:

Product	Description	Target Markets	Representative Target Devices or Applications
Home Networking
EN101x	Coaxial network interface radio frequency integrated circuit	Networked home entertainment devices	Multi-room DVR, set-top box, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal

EN12xx	Coaxial network interface radio frequency integrated circuit	Networked home entertainment devices	Multi-room DVR, set-top box, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal

EN2xxx	Coaxial network controller integrated circuit	Networked home entertainment devices	Multi-room DVR, set-top box, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal

Broadband Access
EN101x	Coaxial network interface radio frequency integrated circuit	Broadband access, internet protocol television, and voice over internet protocol	Optical network terminal, point-of-entry network controller, and access customer premises equipment for single family homes and multiple dwelling units

EN3011	Access network controller integrated circuit	Broadband access, internet protocol television and voice over internet protocol	Optical network terminal and point-of-entry network controller for single family homes and multiple dwelling units

EN3230	Access client integrated circuit	Broadband access, internet protocol television and voice over internet protocol	Access customer premises equipment for single family homes and multiple dwelling units

DBS Outdoor Unit
RF5000	Band translation switch- Dual 2-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units

RF510x	Band translation switch- Triple 2-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units

RF520x	Channel stacking switch-3-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units

RF521x	Channel stacking switch-3-channel integrated circuit	Global digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units

Silicon Tuners
RF4000/4400	Silicon tuner integrated circuit-Digital terrestrial	Digital television and recorders	HDTV, DVR, personal computer and converter boxes

RF4800	Silicon tuner integrated circuit-Digital cable	Cable set-top boxes and cable-ready television	DVR, set-top box and cable modem

EN4020	Universal silicon tuner integrated circuit	Global terrestrial and cable television	Digital television, digital set-top box, DVR, DVD recorder, personal computer television and cable modem products

EN4021	Universal silicon tuner integrated circuit	Global terrestrial and cable television	Digital/analog television, digital set-top box, DVR, DVD recorder, personal computer television and cable modem products

Our Technology

We believe that we possess the expertise and experience, breadth and depth of technologies, and the skills required to address and compete effectively in our target markets. These capabilities result from our in-depth understanding of the environments in which we operate, knowledge and experience with customer and operator requirements, and extensive communications system understanding.

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

Coaxial home cabling is designed for “vertical” communications to and from the cable system head-end to the devices connected to coaxial cable outlets in the home, such as television sets and set-top boxes, and has in the past primarily been used for the delivery of cable television, data (cable modem) and, more recently, voice over Internet protocol services, or VoIP. The in-home coaxial cable architecture has been specifically designed to prevent inter-outlet communications through the use of splitters with high port-to-port isolation. This leads to a highly dispersive physical layer channel, over which it is difficult for typical digital communication systems to operate. The historical inability to address these issues associated with in-home coaxial cable architecture has contributed to the creation of “islands” of digital entertainment within the home.

Our home networking technology is a full-mesh, peer-to-peer network. It overcomes the inherent limitations of home coaxial cable and enables high-speed “horizontal” communications between the outlets in cable homes. This is accomplished through a combination of an adaptive physical layer that optimizes the signal modulation in order to maximize the channel capacity of the in-home coaxial cable network and a unique media access controller protocol that maintains very low latency independent of network load by allocating channel resources without contention or retransmission. The system simplifies installation and maintenance requirements through the use of an ad-hoc network controller functionality, which makes the network self-healing and provides redundancy. Our home networking solution is implemented using an efficient and flexible architecture through an optimized combination of hardware, firmware, software and cost effective radio frequency integrated circuit and system-on-a-chip implementations.

Our home networking technology was selected as the basis for the first generation MoCA standard for home networking over coaxial cable after a selection process that involved an extensive and successful field trial conducted by MoCA. The field trial demonstrated that our home networking technology repeatedly achieved a very reliable net throughput in excess of 110 megabits per second at acceptable packet error rate levels to support in-home video distribution at quality levels appropriate for service provider-based pay-television deployments. This net throughput allows for the simultaneous delivery of more than four full-rate HDTV channels and other services, such as voice and data.

In 2007, MoCA adopted and approved its second generation of specifications, known as MoCA 1.1, which addressed the evolving needs of service providers for more bandwidth, increased device support and guaranteed QoS. Our EN2210 and EN2510 solutions deliver a net throughput of up to 175 megabits per second, support up to 16 nodes, provide parameterized QoS and offer security through the use of a shielded, wired connection in combination with state of the art packet-level encryption technology. The components of our EN2210 and EN2510 products are designed to easily and cost-effectively distribute multiple streams of HD quality video entertainment via a highly reliable home network. On June 15, 2010, the MoCA 2.0 standard was adopted by MoCA. MoCA 2.0 offers two performance modes, basic and enhanced, with net throughput of 400 megabits per second and 800 megabits per second, respectively.

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

The implementation of such complex radio frequency processing in an integrated radio frequency integrated circuit is accomplished with our radio frequency system architecture and design capabilities, including the design of multiple, independently operable, low noise oscillators on a single die, cross-point switching and high isolation techniques realized in both circuit design and advanced floor planning methodologies.

Broadband Access

Our broadband access solutions use coaxial cable infrastructure to deliver “last kilometer” connectivity for high-speed broadband access to single-family homes and multiple dwelling units. Our solutions are designed to work on passive coaxial cable networks. This means that a fiber node in the hybrid fiber coaxial, or HFC, network, or the xPON terminates at the last active device in a coaxial cable wide area network. This termination point is typically within 600 meters of a customer’s premises. For active or passive coaxial cable distribution plants extending up to 1.2 kilometers, cable operators can use a c.LINK-compliant distribution amplifier which increases coverage while delivering the same throughput performance. Our solutions are based on our c.LINK access technology and provide efficient communications between an access node, such as a fiber termination in the basement of an apartment building, and the cable outlets in each apartment throughout the building. Other applications of our broadband access solutions can be supported in similar cable infrastructure topologies. For example, our broadband access solutions are being deployed in video surveillance products operating over coax infrastructure in point to multi-point topologies. In addition, our broadband access solutions have been incorporated into systems currently under evaluation in hospitality networks, providing video and broadband services over coax to multiple hotel residents.

Our c.LINK access technology utilizes a single radio frequency channel for communicating in both the “upstream” and “downstream” directions. This allows flexibility in the allocations of bandwidth transmitted in either direction. For example, if a user has a significant amount of information to send from a computer, such as video files or photos loading to a server on the Internet, the c.LINK access technology can allocate the available bandwidth for the requisite time duration to this “upstream” direction. Also, since the access node device and the customer devices do not transmit and receive simultaneously, the access node device can share much of the front-end circuitry for both transmit and receive functions, resulting in additional cost savings. Since communications to different nodes in the network and to or from each device are accomplished through the time division of the radio frequency channel, a single device using our c.LINK access technology at the access node can communicate with as many as 63 customer devices, resulting in a cost-effective solution for high-speed broadband access. The time division protocol also provides each customer device a deterministic time slot to access the network. It guarantees true QoS under a variety of traffic conditions. Our solution is also able to simultaneously support up to four channels over a single coaxial cable. As a result, our solution is scalable up to 252 subscribers over a single distribution cable supporting an effective physical layer rate of over 1 gigabit per second. In addition to scalability, our c.LINK access technology can operate in a wide range of operating frequencies between 800MHz and 1500MHz.

Silicon Tuners

Our radio frequency technology is well suited for the design of low-cost, high-performance, low-power and small footprint, terrestrial and cable, single and multiple tuner integrated circuits. Our silicon tuner integrated circuits integrate radio frequency functions, including those performed by a SAW filter, with other major discrete components into a single die while maintaining the performance of traditional non-silicon can tuners. Our system architecture is capable of addressing today’s legacy standard interfaces to digital demodulation integrated circuits, and at the same time is optimized for future interfaces. This architecture is also ideal for an integrated, multiple tuner, single integrated circuit implementation. Our low noise, high dynamic range front-end and low phase noise design combined with the integrated, tunable, high selectivity radio frequency filters ensures that we can meet the stringent requirements of both digital and analog terrestrial and cable applications. Our fully-integrated, auto-calibrated, analog signal processing and high isolation techniques, including advanced floor-planning methodologies, enable us to design multi-standard, multiple tuners on a single silicon die.

Our new generation of silicon integrated circuit tuners provide a single hardware platform that is software localized for different markets. This new generation silicon tuner significantly increases manufacturing and test efficiency for our customers by allowing them to produce a single hardware platform, thus streamlining the procurement and manufacturing process to enable net cost savings.

Customers

We work closely with ODMs, OEMs and leading service providers around the world to increase the adoption of connected home entertainment solutions that incorporate our technology. Service providers that utilize our products are mainly served by major consumer electronic ODMs and OEMs of connected home entertainment solutions. We have been selected by leading equipment manufacturers such as Actiontec, Cisco Systems, Inc., or Cisco, Motorola, Samsung Electronics Co., Ltd., or Samsung, Technicolor (Thomson), Wistron and Zinwell Corporation, or Zinwell, for deployments by leading service providers such as DIRECTV, DISH Network, Comcast, Time Warner Cable, Cox and Verizon.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenues. For example, for the year ended December 31, 2010, Wistron and Motorola accounted for 21% and 17% of our net revenues, respectively. For the year ended December 31, 2009, Actiontec and Motorola accounted for 16% and 27% of our net revenues, respectively. For the year ended December 31, 2008, Actiontec and Motorola accounted for 20% and 36% of our net revenues, respectively. In addition, we depend on a limited number of service providers that purchase products from customers that incorporate our products.

For the year ended December 31, 2010, 93% of our net revenues were derived from Asia, 6% were derived from North America and 1% were derived from Europe. For the year ended December 31, 2009, 92% of our net revenues were derived from Asia, 6% were derived from North America and 2% were derived from Europe. For the year ended December 31, 2008, 95% of our net revenues were derived from Asia, 2% were derived from North America and 3% were derived from Europe. Many of our ODM and OEM customers in Asia incorporate our chipsets into products that they sell to U.S.-based service providers.

Research and Development

We believe our future success depends, in part, on our ability to introduce enhancements to our existing products and to develop new products for existing and emerging markets. We work closely with service providers and their ODM and OEM partners to understand their requirements and align our research and development efforts to meet their system requirements. We are also actively engaged in advancing the MoCA standard through our research and development efforts. We have assembled a team of highly skilled design engineers with core competencies in complex communications chipsets, radio frequency integrated circuits and embedded application software expertise. Our engineers are responsible for new product development efforts while continuing to enhance existing products and provide critical technical support to our customers.

As of December 31, 2010, we had 160 full-time employees engaged in research and development. For the years ended December 31, 2010, 2009 and 2008, the total amount that we spent on research and development activities was $48.7 million, $45.2 million and $55.8 million, respectively.

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

We currently outsource the manufacturing of our home networking and our broadband access products, principally to Taiwan Semiconductor Manufacturing Company, or TSMC, and the manufacturing of our DBS outdoor unit and silicon tuner products to TowerJazz, the name under which Tower Semiconductor Ltd. and its fully owned U.S. subsidiary Jazz Semiconductor operate. Our products are shipped from such third-party foundries to third-party assembly and testing facilities. Our home networking and our broadband access chipsets are primarily assembled and tested by Amkor Technologies, Inc., or Amkor, while our DBS outdoor unit and silicon tuner products are primarily assembled by Amkor and tested by Giga Solution Tech. Co., Ltd., or Giga Solution. We have implemented a robust quality management system designed to assure high levels of product quality for our customers. We have completed and have been awarded ISO 9001:2000 certification. In addition, the independent foundries, assembly and test subcontractors identified above have been awarded ISO 9001:2000 certifications, among others.

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

Our sales and marketing strategy is to achieve design wins with leading ODMs and OEMs and mass deployment of our solutions with service providers worldwide. This requires us to work extensively and collaboratively with our ODM and OEM customers as well as the service providers who purchase products from them. As a result, we believe that our established relationships allow us faster time to market and will lead to greater proliferation of our products.

Our marketing group focuses on our product strategy and management, product development roadmaps, product positioning, new product launch and transition, demand assessment and competitive analysis. The group also ensures that product development activities, product launch, channel marketing program activities, and ongoing demand and supply planning occur in a well-managed and timely manner in coordination with our development, operations and sales groups as well as our service provider representatives, ODMs and OEMs. Our marketing group also has programs in place to work closely with service providers in the role of a “trusted advisor” for MoCA deployments and initiatives designed to heighten industry awareness of our company, products and technologies, including participating in technical conferences, support of industry initiatives such as MoCA, publication of technical white papers and exhibition at trade shows.

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in our customers’ needs. Additionally, customer orders generally can be canceled or rescheduled without significant penalty to the customer. For these reasons, our backlog of product inventory as of any particular date is not representative of actual sales for any succeeding period and, therefore, we believe that our backlog is not necessarily a reliable indicator of future net revenue levels.

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

•

our success in developing and utilizing new technologies to offer products and features not previously available in the marketplace that are technologically superior to those offered by our competitors;

•	our ability to identify new and emerging markets and market trends;

•	our ability to recruit design and application engineers and other technical personnel; and

•	our ability to protect our intellectual property and obtain licenses to the intellectual property of others on commercially reasonable terms.

We believe that we compete favorably with respect to each of these criteria. However, conditions in our markets could change rapidly and significantly as a result of technological advancements or the adoption of new standards for the delivery of HD video and other multimedia content. In addition, many of our current and potential competitors have longer operating histories, significantly greater resources, stronger name recognition and a larger base of customers than we do. This may allow our competitors to respond more quickly than we are able to respond to new or emerging technologies or changes in customer requirements or it may allow them to deliver products that are priced lower than our products or which include features and functions that are not included in our products.

In the market for home networking solutions, we are currently the only deployed high-volume supplier of MoCA-compliant chipsets. In the near-term, therefore, we believe our primary competition in this market will be from companies that offer products based on non-MoCA home networking solutions, such as Ethernet, HomePNA, Home Plug AV and Wi-Fi, and potentially G.hn when products incorporating the standard for that technology are introduced to the market. However, Broadcom Corporation, or Broadcom, has announced the availability of several multi-format video decoder system-on-a-chip solutions, or SoC, with integrated MoCA functionality as well as SoC solutions that incorporate xPON technology with integrated MoCA functionality. Broadcom’s home networking reference designs have achieved MoCA 1.0 and MoCA 1.1 certification from the MoCA certification board. We have been competing with Broadcom integrated MoCA solutions and expect to continue to compete with Broadcom and other semiconductor manufacturers in the manufacture and sale of MoCA-compliant chipsets in the future. In the broadband access market, our broadband access products compete with other, more well-established high-speed wide area networking technologies such as DOCSIS, xDSL, xPON and WiMAX. While we believe that our products compete favorably against alternative technologies in these markets, the ultimate competitiveness of our products is highly dependent on, and sensitive to, the particular facts and circumstances of each service provider and its end user customers, such as the type of media content being distributed, the environment in which the distribution is taking place, the available network bandwidth and distribution mediums, and the number of devices connected to a network. In the DBS market, our band translation switch and channel stacking switch products face competition from discrete solution providers and other semiconductor manufacturers. In the market for tuners, our silicon tuners face competition from silicon and non-silicon tuners that offer similar functionality. In the transition to and adoption of CMOS technology to deliver silicon tuners, we believe that we are currently the market leader in compliance with existing standards and quality of performance. As the integrated silicon tuner market is maturing, the number of competitive players in the market is being reduced and other competitive offerings will become available.

Intellectual Property

Our success and future revenue growth depend, in part, on our ability to develop and protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. However, these measures may not provide meaningful protection for our intellectual property. We review our technological developments to identify features that provide us with a technological or commercial advantage and we file patent applications when we deem it to be appropriate to protect these features in the United States and internationally in select countries. In addition to developing patented technology internally, we continually evaluate the acquisition and licensing of intellectual property from third-parties that complement our business. As of December 31, 2010, we held 47 issued U.S. patents, one of which was reexamined by the U.S. Patent and Trademark Office and for which a reexamination certificate was issued. In addition, as of December 31, 2010, we had 47 foreign patents and another 198 patent applications that were pending in the United States and foreign countries, of which nine applications have been allowed. The term of an issued patent in the United States is at least 20 years from its filing date, unless subject to a terminal disclaimer. The U.S. Patent and Trademark Office provides term extensions for those applications that have been pending for more than three years and for which the duration of the pendency is not the fault of the applicant. Accordingly, many of our patents may receive a longer term due to the benefit of such patent term extensions. Taking such patent terms and any terminal disclaimers into account, the remaining terms of our issued U.S. patents range from 12 to 17 years and the remaining terms for counter-part patents in most foreign jurisdictions are similar, provided we pay the applicable maintenance fees throughout the terms of our issued U.S. and granted foreign patents.

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

In addition to the licensing requirements of standards bodies to which we belong, such as MoCA, in connection with our sales or product development activities, we are also sometimes required by our customers or service providers to license to unrelated third-parties, on reasonable and non-discriminatory terms, patents and patent applications associated with technologies purchased or used by, or developed with or for, such customers or service providers. We expect that in the future we may be required to agree to such licensing arrangements in order to secure sales, receive development funds or settle disputes.

In addition to our patent rights, we hold significant intellectual property in the form of proprietary trade secrets which we rely on to compete. Designing integrated circuits that comply with the MoCA specification or implement our DBS outdoor unit solutions is technically difficult and requires the application of a wide range of complex engineering disciplines. During the course of creating the technology on which the MoCA standard is based, we developed significant proprietary know-how and techniques for overcoming the engineering challenges involved in designing MoCA-compliant products. We retain such know-how and techniques as proprietary trade secrets that we are not required to license to others as a result of our membership in MoCA. Similarly, we have developed significant proprietary know-how and techniques for implementing our DBS outdoor unit solutions in satellite installations. Consequently, even though we are required to license patent claims that are essential to implement the MoCA standard to other MoCA members and have agreed to license patents and patent applications related to other technologies, such as our DBS outdoor unit solutions, to third-parties on reasonable and non-discriminatory terms, we believe that such licensees would need to overcome significant engineering challenges and develop or obtain comparable proprietary know-how and techniques in order to design products that compete successfully against ours.

We generally enter into confidentiality agreements with our employees, consultants and strategic partners, and typically control access to and distribution of our proprietary information. Our employees are generally required to assign their intellectual property rights to us and to treat all technology as our confidential information.

Government Regulation

As a company that provides systems solutions comprised of silicon integrated circuits with embedded software, we are subject to certain government regulations, including U.S. export controls and foreign countries’ import regulations, as well as customs duties and export quotas, regulations relating to the materials that comprise our products (such as the European Union’s Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment and equivalent regulations adopted by China), and regulations placing constraints on our customers and service providers’ services (such as the Federal Communications Commission’s regulations relating to radio frequency signals emitted in the United States and laws and regulations regarding local cable franchising).

Employees

As of December 31, 2010, we employed a total of 300 people on a full-time basis, including 160 in research and development, 95 in sales, marketing and general and administrative, and 45 in operations. We also engage temporary employees and consultants. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees is subject to a collective bargaining agreement. We have never experienced a work stoppage and we consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information regarding our executive officers as of January 30, 2011.

Name	Age	Position
Patrick Henry	48	Chief executive officer and member of our board of directors since September 2003 and president since February 2008. Mr. Henry also served as chairman of our board of directors from July 2007 to January 2009 and as our president from September 2003 to July 2007. From February 2003 to September 2003, he was president and chief executive officer of Pictos Technologies Inc., a developer of digital imaging products which was acquired by ESS Technology. Prior to 2003, Mr. Henry served as chief executive officer of Lincom Wireless, Inc., a chip manufacturing company focused on Wi-Fi products; vice president and general manager at LSI Logic Corporation, a provider of silicon, systems and software technologies; and senior vice president at C-Cube Microsystems Inc., a developer of digital video integrated circuits. Mr. Henry holds a B.S. in engineering science and mechanics from the Georgia Institute of Technology and an M.B.A. from the University of Southern California.

David Lyle	46	Chief financial officer since June 2007. From August 2005 to June 2007, Mr. Lyle was the chief financial officer at RF Magic, acquired by Entropic in June 2007. Prior to RF Magic, Mr. Lyle was finance director and controller for the mobile communications business unit at Broadcom, a provider of highly-integrated semiconductor solutions. He joined Broadcom in July 2004 through its acquisition of Zyray Wireless Inc., a WCDMA baseband co-processor company, where he served as chief financial officer beginning in January 2004. Prior to 2004, Mr. Lyle served as chief financial officer at Mobilian Corporation, a wireless data communications semiconductor company, and in various finance roles at Intel Corporation, a semiconductor company. At Intel, Mr. Lyle served in the microprocessor and networking groups and in the strategic investment arm of Intel, now known as Intel Capital. Mr. Lyle holds a B.S. in business from the University of Southern California, an M.B.A. from Arizona State University and an M.I.M. from The Thunderbird School of Global Management.

Name	Age	Position
Tom Lookabaugh	49	Tom Lookabaugh, 49, Chief technology officer since July 2009. Prior to joining Entropic, from March 2006 to June 2009, Dr. Lookabaugh was the chief executive officer of NGNA, LLC, d/b/a PolyCipher, a cable industry joint venture owned by Comcast, Time Warner Cable and Cox, focused on developing and operating a new technology for authenticating and authorizing cable services known as the Downloadable Conditional Access System for the U.S. cable industry. Prior to PolyCipher, from September 2001 through February 2006, Dr. Lookabaugh was on the faculty at the University of Colorado at Boulder where he was an assistant professor and a faculty director of the Interdisciplinary Telecommunications Program and an assistant professor in the Computer Science Department. Dr. Lookabaugh holds a B.S. in engineering physics from the Colorado School of Mines, three M.S. degrees - in electrical engineering, engineering management and statistics - and a Ph.D. in electrical engineering from Stanford University.

Vinay Gokhale	47	Senior vice president, marketing and business development since January 2009. Prior to joining Entropic, from September 2006 until January 2009, Mr. Gokhale served as vice president, wireless segment at SiRF Technology, Inc., a supplier of products related to global positioning systems. From September 2002 until September 2006, Mr. Gokhale served at Impinj Inc., a developer of ultra high frequency, or UHF, radio frequency identification, or RFID, solutions for both item-level and supply-chain tagging. Initially, Mr. Gokhale served as vice president, marketing, and later as executive vice president, RFID products. From July 1995 until September 2008, Mr. Gokhale served in various positions of increasing responsibility at Conexant Systems, Inc., or Conexant, a provider of solutions for imaging, video, audio and internet connectivity applications, and held the position of vice president and business unit director for Conexant’s wireless data business unit. Mr. Gokhale holds B.S. and M.S. degrees in electrical engineering from University of California, Irvine and an M.B.A. from Stanford University.

Name	Age	Position
Michael Farese	63	Senior vice president, engineering and operations since June 2010. Prior to joining Entropic, from September 2007 until May 2010, Dr. Farese served as chief executive officer at Bitwave Semiconductor, Inc., a fables semiconductor company and innovator in the development of programmable radio integrated circuits. From September 2005 until September 2007, Dr. Farese served as the senior vice president of engineering at Palm, Inc., a leading developer of PDAs and wireless smartphones. From March 2002 until July 2005, Dr. Farese served as president and chief executive officer at WJ Communications, Inc., a radio frequency semiconductor company providing radio frequency integrated circuits, or RFICs, to the wireless infrastructure market, and from October 1999 until January 2002, Dr. Farese served as the president and chief executive officer at Tropian, Inc., a provider of cellular application-specific integrated circuits. Dr. Farese has also held senior management positions at Motorola, Nokia Inc. and Ericsson Inc. Dr. Farese holds a B.S. in electrical engineering from Rensselaer Polytechnic Institute, a M.S. degree in electrical engineering from Princeton University and a Ph.D. in electrical engineering from Rensselear Polytechnic Institute. Dr. Farese is a member of the board of directors of Quicklogic Corporation and PMC-Sierra Inc.

Name	Age	Position
William Bradford	47	Senior vice president of worldwide sales since October 2009. Prior to joining Entropic, from May 2009 to October 2009, Mr. Bradford was vice president of marketing and sales at Arkayne Inc., a developer of technology for internet relevancy-based search, automated link exchange and search engine optimization. From May 2008 to July 2009, Mr. Bradford also served as president and chief executive officer of IAD Industries, LLC, a company focused on the acquisition, consolidation and operation of distribution and light manufacturing operations in the infrastructure, aerospace and defense markets. From May 2006 to August 2007, Mr. Bradford was employed at Freescale Semiconductor, Inc., or Freescale, a semiconductor company. Mr. Bradford initially joined Freescale as senior vice president, global sales from May 2006 to January 2007 and later served as Freescale’s senior vice president, Americas sales and marketing and global distribution from January 2007 to August 2007. Prior to Freescale, Mr. Bradford was senior vice president, sales and marketing at ON Semiconductor Corporation, a semiconductor company, from March 2002 to May 2006. Mr. Bradford holds a B.S. in electrical engineering from Rose-Hulman Institute of Technology and a M.S. in management from the University of Alabama.

Lance Bridges	49	Vice president and general counsel since January 2009. Mr. Bridges joined Entropic in May 2007 as vice president of corporate development, general counsel and secretary. Prior to joining Entropic, Mr. Bridges was a partner at Cooley LLP, where he practiced law since 1991. Mr. Bridges holds a B.A. in economics from the University of California, San Diego, a J.D. from the University of California, Berkeley School of Law (Boalt Hall) and an M.B.A. from the Walter A. Haas School of Business Administration, University of California, Berkeley.

Name	Age	Position
Trevor Renfield	39	Corporate controller and principal accounting officer since October 2010. Prior to joining Entropic, from August 2007 until October 2010, Mr. Renfield served as vice president, finance and treasurer at DivX, Inc., a creator, distributor and licensor of digital video technologies. From January 2004 until August 2007, Mr. Renfield served as the senior director of finance at Novatel Wireless, Inc., a provider of wireless broadband access solutions, and from June 2003 until January 2004, Mr. Renfield served as the director of financial reporting at Remec, Inc. (acquired by Powerwave Technologies in 2005), a wireless infrastructure business. Mr. Renfield holds a Bachelors in Accounting from the University of South Africa and is a Certified Public Accountant.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold or sell our common stock, you should carefully consider the following information, the other information in this Annual Report and in our other filings with the SEC. If any of these risks were to occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

Risks Related to Our Business

We have had net operating losses for most of the time we have been in existence, had an accumulated deficit of $177.2 million as of December 31, 2010 and only recently became profitable on an annual basis, and we are unable to predict whether we will remain profitable.

We were incorporated in 2001, did not commence shipping production quantities of our home networking products until December 2004 and only recently became profitable on an annual basis. Consequently, any predictions about future performance may not be as accurate as they could be if we had a longer history of successfully commercializing our home networking solutions and profitable operations. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.

For the year ended December 31, 2010, we incurred net income of $64.7 million. For the years ended December 31, 2009 and 2008, we incurred net losses of $13.2 million and $136.4 million, respectively. Although we became profitable on an annual basis in 2010, we have incurred substantial net losses since our inception and, as of December 31, 2010, we had an accumulated deficit of $177.2 million. We may incur operating losses in the future as we continue to make significant expenditures related to the development of our products and the expansion of our business. Our ability to sustain profitability depends on the extent to which we can maintain or increase revenue and control our costs in order to, among other things, counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures, or unforeseen difficulties or costs associated with the integration of acquired assets or businesses. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, we are unable to predict the extent of our profitability or future losses. If we are unable to achieve adequate growth, we may not sustain profitability.

We face intense competition and expect competition to increase in the future, with many of our competitors being larger, more established and better capitalized than we are.

The markets for our products are extremely competitive and have been characterized by rapid technological change, evolving industry standards, rapid changes in customer requirements, short product life cycles and frequent introduction of next generation and new products, as well as competing technologies. This competition could make it more difficult for us to sell our products and result in increased pricing pressure, reduced gross profit as a percentage of revenues or gross margins, increased sales and marketing expenses and failure to increase or the loss of market share or expected market share. Semiconductor products in particular have a history of declining prices driven by customer insistence on lower prices as the cost of production is reduced and as demand falls when competitive products or newer, more advanced products are introduced. If market prices decrease faster than product costs, our gross margins and operating margins would be adversely affected. Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we currently face, or in the future expect to face, competition from companies such as Broadcom, STMicroelectronics N.V., Trident

Microsystems, Inc., Sigma Designs, Inc., Cisco, Intel Corporation and Vixs Systems, Inc. in the sale of MoCA-compliant chipsets and technology. For example, Broadcom has announced the availability of several multi-format video decoder system-on-a-chip solutions with integrated MoCA functionality. Broadcom’s MoCA home networking reference design platform, which is based on Broadcom’s MoCA-enabled system-on-a-chip product, has achieved MoCA 1.0 and MoCA 1.1 certification from the MoCA certification board. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge and could acquire significant market share. Further, our current and potential competitors may also enter into licensing arrangements with third parties with respect to MoCA chipsets or technology on licensing terms that are more favorable than the licensing terms that we would be able to offer through the direct licensing of our MoCA chipsets and technology to such third parties. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop products or technologies that cause our products and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.

Currently, we face competition from a number of established companies that offer products based on competing technologies, such as Data over Cable Service Interface Specifications, versions of Digital Subscriber Line, Ethernet, HomePNA, HomePlug AV, Broadband over Power Line, High Performance Network Over Coax, or HiNOC, Wi-Fi and WiMAX. Although some of these competing technologies were not originally designed to operate over coaxial cables, our competitors have modified certain technologies, including HomePNA, HomePlug AV, Broadband over Power Line and Wi-Fi, to work on the same in-home coaxial cables that our MoCA-based products use. We also expect to face competition from companies that offer products based on G.hn technology in the future. Many of our competitors and potential competitors are substantially larger and have longer operating histories, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Given their capital resources, many of these larger organizations are in a better position to withstand any significant reduction in customer purchases or market downturns. Many of our competitors also have broader product lines and market focus, allowing them to bundle their products and services and effectively use other products to subsidize lower prices for those products that compete with ours or to provide integrated product solutions that offer cost advantages to their customers. In addition, many of our competitors have been in operation much longer than we have and therefore have better name recognition and more long-standing and established relationships with service providers, ODMs and OEMs.

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

In addition, consolidation by industry participants could result in competitors with further increased market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which would allow them to compete more effectively against us. Current and potential competitors may also gain such competitive advantages by establishing financial or strategic relationships with existing or potential customers, suppliers or other third-parties. These new competitors or alliances among competitors, customers, or suppliers could emerge rapidly and acquire significant market share. In addition, some of our suppliers and customers offer, or may in the future offer, products that compete with our products. Depending on the participants, industry consolidation or the formation of strategic relationships could have a material adverse effect on our business and results of operations by reducing our ability to compete successfully in our current markets and the markets we are seeking to serve.

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.

We derive a substantial portion of our revenues from a limited number of customers. For example, for the year ended December 31, 2010, Wistron and Motorola accounted for 21% and 17% of our net revenues, respectively; for the year ended December 31, 2009, Actiontec and Motorola accounted for 16% and 27% of our net revenues, respectively; and for the year ended December 31, 2008, Actiontec and Motorola accounted for 20% and 36% of our net revenues, respectively. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

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

Our customers and the service providers that purchase products from our customers face significant competition from their competitors. We rely on these customers’ and service providers’ ability to develop products and/or services that meet the needs of their customers in terms of functionality, performance, availability and price. If these customers and service providers do not successfully compete, they may lose market share, which would negatively impact the demand for our products. For example, for our home networking products, there is intense competition among service providers to deliver video and other multimedia content into and throughout the home. For the sale of our home networking products, we are currently dependent on the ability of a limited number of service providers to compete in the market for the delivery of HD video and other multimedia content. Therefore, factors influencing the ability of these service providers to compete in this market, such as competition from alternative content providers or laws and regulations regarding local cable franchising or satellite broadcasting rights, could have an adverse effect on our ability to sell home networking products. In addition, our digital broadcast satellite outdoor unit products are primarily supplied to digital broadcast satellite service providers by our ODM and OEM customers. Digital broadcast satellite service providers are facing significant competition from telecommunications carriers and cable service operators as they compete for customers in terms of video, voice and data services. Moreover, ODMs and OEMs who market satellite set-top boxes using our silicon tuners are competing with a variety of Internet protocol-based video delivery solutions, including versions of Digital Subscriber Line technology and certain fiber optic-based solutions. Many of these technologies compete effectively with satellite set-top boxes and do not require tuners such as the ones we sell. If our customers and the service providers who purchase products from our customers that incorporate our products do not successfully compete, they may lose market share, which would reduce demand for our products.

If the market for HD video and other multimedia content delivery solutions based on the MoCA standard does not develop as we anticipate, our revenues may decline or fail to grow, which would adversely affect our operating results.

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our revenues from sales of our home networking products based on the MoCA standard. The market for multimedia content delivery solutions based on the MoCA standard is relatively new, still evolving and difficult to predict. Currently, the growth of the MoCA-based multimedia content delivery market and the success of our business are largely driven by the adoption and deployment of existing and future generations of the technology by service providers, ODMs and OEMs and, to a lesser extent, by consumer adoption of such technology which is dependent on the availability of OTT services that directly deliver Internet video content into the home. It is uncertain whether the MoCA standard will achieve and sustain high levels of demand and market acceptance by service providers or consumers, whether the availability of OTT services will continue to grow or whether consumers beyond the early technology adopters will embrace OTT services in increasing numbers, if at all.

Some service providers, ODMs and OEMs have adopted, and others may adopt, multimedia content delivery solutions that rely on technologies other than the MoCA standard or may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, MoCA-based solutions. The alternative technology solutions, which compete with MoCA-based solutions, include Ethernet, HomePNA, Home Plug AV, G.hn, Wi-Fi and WiMedia. It is critical to our success that additional service providers, including telecommunications carriers, digital broadcast satellite service providers and cable operators, adopt the MoCA standard for home networking. If the market for MoCA-based solutions does not continue to develop or develops more slowly than we expect, or if we make errors in predicting adoption and deployment rates for these solutions, our revenues may be significantly adversely affected. Our operating results may also be adversely affected by any delays in consumer adoption of OTT services, or if the market for OTT services develops more slowly than we expect.

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

The semiconductor and communications industries are highly cyclical and subject to rapid change and evolving industry standards and, from time to time, have experienced significant downturns in customer demand as well as unexpected increases in demand resulting in production capacity constraints. These factors could impact our operating results, financial condition and cash flows and may increase the volatility of the price of our common stock.

The semiconductor and communications industries are highly cyclical and subject to rapid change and evolving industry standards and, from time to time, have experienced significant downturns in customer demand, most recently in late 2008 through 2009 as a result of the deterioration in global macroeconomic conditions. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices; factors which have caused, and could continue to cause, substantial fluctuations in our net revenue and in our operating results. Any downturns in the semiconductor and communications industries may be severe and prolonged, and any failure of these industries to fully recover from downturns could harm our business. For example, because a significant portion of our expense is fixed in the near term or is incurred in advance of anticipated sales, during these downturns we may not be able to decrease our expenses rapidly enough to offset unanticipated shortfalls in revenues during industry downturns, which would adversely affect our operating results. Even as the industry recovers from the most recent downturn, some OEMs and ODMs may continue to slow down their research and development activities, cancel or delay new product development, reduce their inventories and/or take a cautious approach to acquiring products, which may negatively impact our business.

The semiconductor and communications industries also periodically experience increased demand and production capacity constraints, which may affect the ability of companies such as ours to ship products to customers. Any factor adversely affecting either the semiconductor or communications industries in general, or the particular segments of any of these industries that our products target, may adversely affect our ability to generate revenue and could negatively impact our operating results, cash flow and financial condition. During 2010, the semiconductor and communications industries began experiencing supply shortages due to sudden increases in demand beyond foundry capacity. In addition to capacity issues, during periods of increased demand these industries may also experience difficulty obtaining sufficient manufacturing, assembly and test resources from manufacturers. If, as a result of these industry issues, we are unable to meet our customers’ increased demand for our products, we would miss opportunities for additional revenue and could experience a negative impact on our relationships with affected customers. Further, in response to the cyclical and rapidly changing nature of the semiconductor and communications industries, our operating results may fluctuate from period to period as we adjust our inventory and production requirements to meet the changing demands of our customers, which could impact our financial condition and cash flows and may increase the volatility of the price of our common stock.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of our control. These fluctuations in our operating results may cause our stock price to fluctuate as well. The primary factors that are likely to affect our quarterly and annual operating results include:

•	changes in demand for our products or those offered by service providers and our customers;

•	the timing and amount of orders, especially from significant service providers and customers;

•	the seasonal nature of the sales of products that incorporate our products by certain service providers which may affect the timing of orders for our products;

•	the level and timing of capital spending of service providers, both in the United States and in international markets;

•	competitive market conditions, including pricing actions by us or our competitors;

•	adverse market perception of MoCA-compliant products;

•	our unpredictable and lengthy sales cycles;

•	the mix of products and product configurations sold;

•	our ability to successfully define, design and release new products on a timely basis that meet customers’ or service providers’ needs;

•	costs related to acquisitions of complementary products, technologies or businesses;

•	new product introductions and enhancements, or the market anticipation of new products and enhancements, by us or our competitors;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and the effect of our use of inventory “hubbing” arrangements;

•	unexpected changes in our operating expenses;

•	general economic conditions (including the recent industry and economic downturn) and political conditions in the countries where we operate or our products are sold or used;

•	our ability to attain and maintain production volumes and quality levels for our products, including adequate allocation of wafer, assembly and test capacity for our products by our subcontractors;

•	our customers’ ability to obtain other components needed to manufacture their products;

•	the cost and availability of components and raw materials used in our products, including, without limitation, the price of gold;

•	changes in manufacturing costs, including wafer, test and assembly costs, manufacturing yields and product quality and reliability;

•	productivity of our sales and marketing force;

•	our inability to reduce operating expenses in a particular quarter if revenues for that quarter fall below expectations;

•	future accounting pronouncements and changes in accounting policies;

•	costs associated with litigation; and

•	changes in domestic and international regulatory environments.

Unfavorable changes in any of the above factors, many of which are beyond our control, could significantly harm our business and results of operations. You should not rely on the results of prior periods as an indication of our future performance.

Adverse U.S. and international economic conditions have affected and may continue to adversely affect our revenues, margins and profitability.

Since September 2008, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. These events, together with the recent adverse economic conditions facing the broader economy and, in particular, the semiconductor and communications industries, have adversely affected, and may continue to adversely affect, our business as service providers cut back or delay deployments that include our products and to the extent that consumers decrease their discretionary spending for enhanced video offerings from service providers, which may in turn lead to cautious or reduced spending by service providers and, in turn, may lead to a decrease in orders for our products, thereby adversely affecting our operating results. Our operating results may also be adversely affected if the State of California adopts laws to suspend net operating loss deductions as it has done in the past in response to the sharp decrease in tax revenue collections caused by the current adverse economic conditions.

We may also experience adverse conditions in our cost base due to changes in foreign currency exchange rates that reduce the purchasing power of the U.S. dollar, increase research and development expenses and otherwise harm our business. These conditions may harm our margins and prevent us from sustaining profitability if we are unable to increase the selling prices of our products or reduce our costs sufficiently to offset the effects of effective increases in our costs. Our attempts to offset the effects of cost increases through controlling our expenses, passing cost increases on to our customers or any other method may not succeed.

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

The market for digital television applications in digital televisions, digital television set-top boxes and digital television peripherals is characterized by certain market-specific risks, any of which may adversely affect our ability to sell our silicon tuners. For example, sellers of module tuners that offer similar or better functionality than our silicon tuner solutions may dramatically lower their prices and become more competitive than we are in the tuner market. In addition, our silicon tuners may not meet the specifications or have the feature sets desired by our customers or may not be architecturally compatible with other components in the customers’ designs. Our efforts to penetrate the digital television market, in particular, will depend on our ability to overcome these and other challenges. To the extent our efforts are adversely affected by any of these risks or are otherwise unsuccessful, the demand for our silicon tuner products may not develop as anticipated or decline which would adversely affect our revenues, financial condition and results of operations.

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

If any of the current or prospective demodulator manufacturers with whom we have or intend to have relationships with were to stop working with us in favor of other tuner manufacturers or in favor of deploying their own tuner products, we would be effectively designed out of current and potential customers’ products and the demand for our silicon tuners would be substantially reduced.

The market for our broadband access products is limited and these products may not be widely adopted.

Our broadband access products are designed to meet broadband access requirements in areas characterized by fiber optic network deployments that terminate within one kilometer of customer premises. We believe the primary geographic markets for our broadband access products are currently in certain Asian countries such as China, Japan, Korea, and parts of Europe where there are many multi-dwelling units and fiber optic networks that extend to or near a customer premises. We do not expect to generate significant revenues from sales of our broadband access products in North America, which is generally characterized by low-density housing, or in developing nations which do not generally have extensive fiber optic networks. To the extent our efforts to sell our broadband access products into currently targeted markets are unsuccessful, the demand for these products may not develop as anticipated or may decline, either of which could adversely affect our future revenues. Moreover, these markets have a large number of service providers and varying regulatory standards, both of which may delay any widespread adoption of our products and increase the time during which competing technologies could be introduced and displace our products.

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

We actively pursue acquisitions, strategic relationships, joint ventures, collaborations and investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into adjacent markets, or broaden our technology and intellectual property. Such transactions may be complex, time consuming and expensive, and may present numerous challenges and risks including:

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

In addition, from time to time we may enter into negotiations for acquisitions, relationships, joint ventures or investments that are not ultimately consummated. These negotiations could result in significant diversion of our management’s time, as well as substantial out-of-pocket costs.

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

The inability to integrate successfully any businesses we acquire, or any significant delay in achieving integration, could delay introduction of new products and require expenditure of additional resources to achieve integration. For example, although we recorded significant amounts of goodwill and other intangible assets in connection with the acquisitions we completed in 2007 and 2008, as a result of the recent industry and economic turmoil and its effects on our market value and business outlook, we had to reduce the carrying amount of all of these long-lived assets and, as of December 31, 2010, we had recorded an aggregate impairment charge of $113.4 million against our goodwill and intangible assets carrying value related to these acquisitions.

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

Because of differences in selling prices and manufacturing costs among our products, the mix and types of products sold affect the average selling price of our products and have a substantial impact on our revenues and profit margins. To the extent our sales mix shifts toward increased sales of our lower-margin products, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products sold may also affect the extent to which we are able to recover our costs and expenditures that are associated with a particular product, and as a result, can negatively impact our financial results.

Our product development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.

Our product development efforts require substantial research and development expense. Our research and development expense was $48.7 million and $45.2 million for the year ended December 31, 2010 and 2009, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

The development of our products is also highly complex. Due to the relatively small size of our product design teams, our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial and technical resources. In the past, we have occasionally experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Unanticipated problems in developing products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements and could substantially increase our costs. Furthermore, we may expend significant amounts on a research and development program that may not ultimately result in a commercially successful product, and we have in the past terminated ongoing research and development programs before they could be brought to successful conclusions. As a result of these and other factors, we may be unable to develop and introduce new products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. Any failure to develop future products that are commercially successful would have a material adverse effect on our business, financial condition and results of operations.

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

Our products must interoperate with many software applications and hardware found in service providers’ networks and other devices in the home, and if they do not interoperate properly our business would be harmed.

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

In addition, if we find errors in the software or hardware used in service providers’ networks or problematic network configurations or settings we may have to modify our products so that they will interoperate with these networks. This could cause longer installation times for our products and order cancellations, either of which would adversely affect our business, operating results and financial condition.

Our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand for our products accurately, we may incur product shortages, delays in product shipments or excess or insufficient product inventory.

We sell our products to customers who integrate them into their products. We do not obtain firm, long-term purchase commitments from our customers. We have limited visibility as to the volume of our products that our customers are selling or carrying in their inventory. In addition, certain service providers are affected by seasonality in their deployment of products that incorporate our products, which may in turn impact the timing of our sales. Because production lead times often exceed the amount of time required to fulfill orders, we often must build inventory in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Our demand forecast accuracy, and our ability to manage our inventory carrying levels accurately, can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, adverse changes in our product order mix and demand for our customers’ products. We have in the past had customers dramatically decrease and increase their requested production quantities with little or no advance notice to us. Even after an order is received, our customers may cancel these orders, postpone taking delivery or request a decrease in production quantities. Any such cancellation, postponement of delivery or decrease in production quantity subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls, reduced profit margins and excess or obsolete inventory which we may be unable to sell to other customers or which we may be required to sell at reduced prices or write off entirely. Furthermore, changes to our customers’ requirements may result in disputes with our customers which could adversely impact our future relationships with those customers. Alternatively, if we are unable to project customer requirements accurately, we may not build enough products, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources of supply, which could affect our ongoing relationships with these customers and potentially reduce our market share. If we do not timely fulfill customer demands, our customers may cancel their orders and we may be subject to customer claims for cost of replacement.

Our ability to accurately predict revenues and inventory needs, and to effectively manage inventory levels, may be adversely impacted due to our use of inventory “hubbing” arrangements.

We are party to an inventory “hubbing” arrangement with Motorola and we may enter into similar arrangements with other customers in the future. Pursuant to these arrangements, we ship our products to a designated third-party warehouse, or hub, rather than shipping them directly to the customer. The products generally remain in the hub until the customer removes them for incorporation into its own products. In the absence of any hubbing arrangement, we generally recognize revenues on sales of our products upon shipment of those products to the buyer. Under our hubbing arrangement with Motorola, however, we maintain ownership of our products in the hub, and therefore do not recognize the related revenue until the date Motorola removes them from the hub. As a result, our ability to accurately predict future revenues recognized from sales to Motorola or any other customers with which we implement hubbing arrangements may be impaired, and we may experience significant fluctuations in our quarterly operating results depending on when Motorola or any such other customers remove our products from the hub, which they may do with little or no lead time. In the short term, we may experience an increase in operating expenses as we build and ship inventory to the hub and will not recognize revenues from sales of this inventory, if at all, until Motorola or any such other customers remove it from the hub at a later time. Furthermore, because we continue to own but do not maintain control over our products after they are shipped to the hub, our ability to effectively manage inventory levels may be impaired as our shipments under the hubbing arrangement increase and we may be exposed to additional risk that the inventory in the hub becomes obsolete before sales are recognized.

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

We do not own or operate a manufacturing, assembly or test facility for our products. Rather, we outsource the manufacture, assembly and testing of our products to third-party subcontractors including TSMC, Jazz Semiconductor, Inc. (a wholly owned subsidiary of Tower Semiconductor, Inc), or TowerJazz, Amkor and Giga Solution. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality products on time. Our reliance on sole or limited suppliers involves several risks, including susceptibility to increased manufacturing costs if competition for foundry capacity intensifies and reduced control over the following:

•	supply of our products available for sale;

•	pricing, quality and timely delivery of our products;

•	prices and availability of components for our products; and

•	production capacity for our products, including shortages due to the difficulties of suppliers to meet production capacities because of unexpected increases in demand.

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

Our products are very complex and may contain defects or errors, especially when first introduced or when new versions are released. Despite testing, errors may occur. Product errors could affect the performance of our products, delay the development or release of new products or new versions of products, adversely affect our reputation and our customers’ willingness to buy products from us, and adversely affect market acceptance of our products. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning our products, subject us to liability for damages and divert our resources from other tasks. Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a device or application in which our product is used, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our products, could result in the delay or loss of market acceptance of our products, and therefore delay our ability to recognize revenue from sales, and any necessary revisions may cause us to incur significant expenses. Moreover, since one of the key benefits of our home networking products is reduction of the need for truck rolls, problems with our products would likely result in a greater number of truck rolls and this in turn could adversely affect our sales. The occurrence of any such problems could harm our business, operating results and financial condition.

Any limitation of liability provisions in our standard terms and conditions of sale may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. The use of our products also entails the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert our management’s time and other resources.

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

We face increasing complexity in our product design and procurement operations as we adjust to requirements relating to the materials composition of many of our products. The European Union has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the European Union, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, directive that restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006, and many other countries, including China, Taiwan and Korea, where the majority of our products are manufactured and packaged and sold, have also adopted similar directives banning or limiting the use of specified substances in products introduced into their domestic markets. We have incurred costs in connection with our compliance with these environmental laws and regulations, such as costs related to eliminating lead from our semiconductor product packaging. Other environmental regulations may be enacted in the future, including in the United States, that require us to reengineer our products to utilize components that are compatible with these regulations. and this reengineering and component substitution may result in additional costs to us or disrupt our operations or logistics. If we or the third-party manufacturers of our products are unable to meet future environmental regulations in a timely manner, it could have a material adverse effect on our business, results of operations and financial condition.

Certain of our customers’ products and service providers’ services are subject to governmental regulation.

Governmental regulation could place constraints on our customers and service providers’ services and, consequently, reduce our customers’ demand for our products. For example, the Federal Communications Commission has broad jurisdiction over products that emit radio frequency signals in the United States. Similar governmental agencies regulate these products in other countries. Moreover, laws and regulations regarding local cable franchising or satellite broadcasting rights could have an adverse effect on service providers’ ability to compete in the HD video and multimedia content delivery market. Although most of our products are not directly subject to current regulations of the Federal Communications Commission or any other federal or state communications regulatory agency, much of the equipment into which these products are incorporated is subject to direct governmental regulation. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, impede sales of our products. For example, demand for these products will decrease if equipment into which they are incorporated fails to comply with the specifications of the Federal Communications Commission.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

We intend to continue spending substantial amounts to grow our business. We may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. The maximum credit available to us under the terms of our existing Loan and Security Agreement, as amended, with Silicon Valley Bank, or SVB, was reduced in April 2010 from $10.0 million to $5.0 million at our request, but we have no assurance that we will be able to increase our line of credit or obtain additional credit from other lenders when and if a need arises.

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

As of December 31, 2010, we had federal and state net operating loss carryforwards of approximately $41.1 million and $32.7 million, respectively, and federal and state research and development tax credit carryforwards of $12.5 million and $11.4 million, respectively. The tax benefits related to utilization of net operating loss and tax credit carryforwards may be limited due to ownership changes or as a result of other events. For example, Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone a significant change in its ownership. While prior changes in our ownership, including as a result of our acquisition of RF Magic, have resulted in annual limitations on the amount of our net operating loss and tax credit carryforwards that may be utilized in the future, we do not anticipate that such annual limitations will preclude the utilization of substantially all the net operating loss and tax credit carryforwards described above in the event we remain profitable. However, to the extent our use of net operating loss and tax credit carryforwards is further limited by future offerings or transactions or by our implementation of an international tax structure or other future events, our income would be subject to cash payments of income tax earlier than it would be if we were able to fully utilize our net operating loss and tax credit carryforwards without such further limitation.

We devote significant monetary and managerial resources to ensure our compliance with public company regulations.

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

The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. For example, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Our management and other personnel may be required to devote a substantial amount of time to these compliance programs and as a result of the new corporate governance and executive compensation-related rules, regulations and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules.

If we fail to manage our exposure to global financial and securities market risks successfully, our operating results could be adversely impacted.

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

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents at all or they may not issue as patents in a form that will be advantageous to us. Our issued patents and those that may issue in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to invalidate, render unenforceable or design around our patents. Furthermore, although we have entered into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Moreover, we are required to license any of our patent claims that are essential to implement MoCA specifications to other MoCA members, who could potentially include our competitors, on reasonable and non-discriminatory licensing terms. In addition, in connection with commercial arrangements with our customers and the service providers who deploy equipment containing our products, we may be required to license our intellectual property to third parties, including competitors or potential competitors.

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

In addition to our existing obligations to license our patent claims that are essential to implement the MoCA specifications to other MoCA members, in the course of participating in patent pools and other standards setting organizations or pursuant to other business arrangements, we may agree to license certain of our technologies on a reasonable and non-discriminatory basis and, as a result, our control over the license of such technologies may be limited. We may also be unable to limit to whom we license some of our technologies and may be unable to restrict many terms of the license. Consequently, our competitors may obtain the right to use our technology. In addition, our control over the application and quality control of our technologies that are included in patent pools or otherwise necessary for implementing industry standards may be limited.

Any dispute with a MoCA member regarding what patent claims are necessary to implement MoCA specifications could result in litigation which could have an adverse effect on our business.

We are required to grant to other MoCA members a non-exclusive and world-wide license on reasonable and non-discriminatory terms to any of our patent claims that are essential to implement MoCA specifications. The meaning of reasonable and non-discriminatory has not been settled by the courts, and accordingly, it is not a well-defined concept. If we had a disagreement with a MoCA member regarding which of our patent claims are necessary to implement MoCA specifications or regarding whether the terms of any license by us under reasonable and non-discriminatory terms fall within the scope and meaning of reasonable and non-discriminatory, this could result in litigation. Any such litigation, regardless of its merits, could be time-consuming, expensive to resolve, divert our management’s time and attention and harm our reputation. In addition, any such litigation could result in us being required to license on reasonable and non-discriminatory terms certain of our patent claims which we previously believed did not need to be licensed under our MoCA agreement. Significant disagreements or any litigation between us and any MoCA member regarding patent claims necessary to implement MoCA or the scope and meaning of our reasonable and non-discriminatory terms could have an adverse effect on our business and harm our competitive position.

Possible third-party claims of infringement of proprietary rights against us, our customers or the service providers that purchase products from our customers, or other intellectual property claims or disputes, could have a material adverse effect on our business, results of operation or financial condition.

The semiconductor industry is characterized by a high level of litigation based on allegations of infringement of proprietary rights. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are selling and developing products. Because patent applications take many years to issue, currently pending applications, known or unknown to us, may later result in issued patents that we infringe. In addition, third parties continue to actively seek new patents in our field. It is difficult or impossible to keep fully abreast of these developments and therefore, as we develop new and enhanced products, we may sell or distribute products that inadvertently infringe patents held by third parties.

We have in the past received, and in the future we, our customers or the service providers that purchase products from our customers may receive, inquiries from other patent holders and may become subject to claims that we infringe their intellectual property rights. Any intellectual property claim or dispute, regardless of its merits, could force us, our customers or the service providers that purchase our products from our customers to license the third-party’s patents for substantial royalty payments or cease the sale of the alleged infringing products or use of the alleged infringing technologies, or force us to defend ourselves and possibly our customers or contract manufacturers in litigation. Any cessation of product sales by us, our customers or the service providers that purchase products from our customers could have a substantial negative impact on our revenues. Any litigation, regardless of its outcome, could result in substantial expense and significant diversion of our management’s time and other resources. Moreover, any such litigation could subject us, our customers or the service providers that purchase our products from our customers to significant liability for damages (including treble damages), temporary or permanent injunctions, or the invalidation of proprietary rights or require us, our customers or the service providers that purchase products from our customers to license the third-party patents for substantial royalty or other payments.

In addition, we may also be required to indemnify our customers and contract manufacturers for damages they suffer as a result of such infringement or litigation.

Our use of open source and third-party software could impose limitations on our ability to commercialize our products.

We incorporate open source software into our products, including certain open source code which is governed by the GNU General Public License, Lesser GNU General Public License and Common Development and Distribution License. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, make our proprietary code generally available in source code form (for example, proprietary code that links in particular ways to certain open source modules), which could result in our trade secrets being disclosed to the public and the potential loss of intellectual property rights in our software, require us to re-engineer our products, discontinue the sale of our products if re-engineering cannot be accomplished on a cost-effective and timely basis, or become subject to other consequences, any of which could adversely affect our business, operating results and financial condition.

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

Risks Related to International Operations

We expect a significant portion of our future revenues to come from our international customers and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised 99% and 97% of our total revenues for the year ended December 31, 2010 and 2009, respectively. International business activities involve certain risks, including:

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

Substantially all of our products are manufactured by third-party contractors located in the Pacific Rim, a region subject to earthquakes and other natural disasters, as well as economic and political instability. Any disruption to the operations of these contractors could cause significant delays in the production or shipment of our products.

Substantially all of our products are manufactured by third-party contractors located in the Pacific Rim. The risk of an earthquake in this area is significant due to the proximity of major earthquake fault lines to the facilities of our foundry, assembly and test subcontractors. The occurrence of earthquakes or other natural disasters, or the occurrence of other catastrophic events such as a pandemic in the region, could result in the disruption of our foundry or assembly and test capacity. In addition, many countries within the Pacific Rim have experienced, and continue to experience, periods of economic and political instability. Any deterioration in the economic and political conditions in the Pacific Rim that disrupts the operations of our third-party contractors could also result in the disruption of our foundry or assembly and test capacity. Any disruption caused by an earthquake or other catastrophic event or from the deterioration of economic and political conditions could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

In addition, the stock markets, and in particular The NASDAQ Global Market (the market on which our stock traded in 2010), have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

If securities and/or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

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

•

provide that in addition to any vote required by law or by our amended and restated certificate of incorporation, the approval by holders of at least 66-2/3% of our then outstanding common stock is required to adopt, amend or repeal any provision of our amended and restated bylaws.

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

We entered into our current lease for 90,000 square feet of space for our corporate headquarters in San Diego, California in February 2008. Our lease expires in February 2015, subject to two five-year renewal options. In addition to our corporate headquarters, we lease additional offices in San Jose, California; Bordentown, New Jersey; Tai Po, Hong Kong; Shenzhen, China; Manof, Israel; Kanagawa, Japan; Seoul, Korea; and Taipei, Taiwan.

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

For an additional discussion of certain risks associated with legal proceedings, see Part I, Item 1A, Risk Factors of this Annual Report.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

During 2009 and 2010, our common stock traded on The NASDAQ Global Market under the symbol ENTR. The following table sets forth the high and low sale prices for our common stock as reported by The NASDAQ Global Market for the periods indicated:

	High	Low
Year Ended December 31, 2010
Fourth Quarter	$12.25	$7.47
Third Quarter	$10.35	$5.92
Second Quarter	$6.81	$4.31
First Quarter	$5.24	$2.91
Year Ended December 31, 2009
Fourth Quarter	$3.53	$2.23
Third Quarter	$3.47	$2.22
Second Quarter	$2.96	$0.75
First Quarter	$1.10	$0.42

As of January 31, 2011, there were 120 holders of record of our common stock.

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

Stock Performance Graph*

The graph set forth below shows a comparison of the cumulative total stockholder return on our common stock between December 7, 2007 (the date of our initial public offering) and December 31, 2010, with the cumulative total return of (i) the Philadelphia Semiconductor Index; (ii) the NASDAQ Composite Index and (iii) the NASDAQ Electronic Components Index, over the same period. This graph assumes the investment of $100 on December 7, 2007 in our common stock at its opening price of $6.00 per share and in each of the Philadelphia Semiconductor Index, the NASDAQ Composite Index and the NASDAQ Electronics Components Index, and further assumes the reinvestment of dividends, if any. We have not paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The stock prices and stockholder returns over the periods indicated in the graph below should not be considered indicative of future stock price performance or stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN FOR THE PERIOD

DECEMBER 7, 2007 THROUGH DECEMBER 31, 2010

	12/7/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Entropic Communications, Inc	100.00	121.33	8.33	51.17	201.33
Philadelphia Semiconductor Index	100.00	95.10	49.45	83.88	95.98
NASDAQ Composite Index	100.00	97.95	47.20	67.84	80.52
NASDAQ Electronic Components	100.00	98.30	53.02	82.85	86.33

*	The material in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our SEC filings whether made before or after the date hereof and irrespective of any general incorporation language in any such SEC filing except to the extent we specifically incorporate this section by reference.

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities of the Company that were sold during the year ended December 31, 2010:

(1)	As of December 31, 2009, options to purchase up to 2,129,964 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during 2010, options exercisable for up to 30,152 shares of common stock were cancelled without being exercised and options to purchase 648,338 shares of common stock were exercised at a weighted average exercise price of $1.41 per share. As of December 31, 2010, options to purchase up to 1,451,474 shares of our common stock remained outstanding under the 2001 Plan.

(2)	As of December 31, 2009, options to purchase up to 1,072,410 shares of our common stock were outstanding under our RF Magic Plan, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During 2010, 14,252 of these options were cancelled without being exercised and options to purchase 708,554 shares of common stock were exercised at a weighted average exercise price of $0.67 per share. As of December 31, 2010, options to purchase up to 349,604 shares of our common stock remained outstanding under the RF Magic Plan.

(3)	In connection with our acquisition of RF Magic, we entered into put and call option agreements pursuant to which we are obligated to issue shares of our common stock in exchange for the shares of RF Magic’s common stock issuable upon exercise of stock options held by employees of RF Magic’s French subsidiary. Although we acquired RF Magic’s French subsidiary in connection with the acquisition, we did not assume the options held by the employees of the French subsidiary. As of December 31, 2009, there were 34,580 shares of our common stock subject to the put and call option agreements. During 2010, 5,294 of these options were cancelled without being exercised and options to purchase 18,038 shares of common stock were exercised and exchanged at a weighted average exercise price of $0.43 per share. As of December 31, 2010, we remain obligated to issue up to 11,248 shares of our common stock in exchange for the shares of RF Magic’s common stock issuable upon exercise of options held by the employees of our French subsidiary.

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

Issuer Purchases of Equity Securities

Pursuant to the terms of the 2001 Plan, options may be exercised prior to vesting. Shares of common stock issued prior to vesting that remain unvested are subject to a repurchase option in our favor that lapses in accordance with the original vesting schedule for the option. During the three months ended December 31, 2010, we did not repurchase any shares of our common stock.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:

Net revenues	$210,237	$116,305	$146,033	$122,545	$41,471
Cost of net revenues(1)	98,070	57,399	79,411	76,196	31,099

Gross profit	112,167	58,906	66,622	46,349	10,372
Operating expenses:
Research and development(1)	48,717	45,161	55,769	35,235	11,601
Sales and marketing(1)	17,199	13,955	16,262	10,348	4,112
General and administrative(1)	13,134	10,868	12,752	8,685	2,192
Write off of in-process research and development	—	—	1,300	21,400	—
Amortization of intangibles	—	16	2,735	2,634	—
Restructuring charges	—	2,173	1,259	—	—
Impairment of goodwill and intangible assets	—	208	113,193	—	—

Total operating expenses	79,050	72,381	203,270	78,302	17,905

Income (loss) from operations	33,117	(13,475)	(136,648)	(31,953)	(7,533)
Other income, net	141	142	229	31	482
Income tax benefit	(31,446)	(93)	(49)	44	—

Net income (loss)	64,704	(13,240)	(136,370)	(31,966)	(7,051)
Accretion of redeemable convertible preferred stock	—	—	—	(118)	(126)

Net income (loss) attributable to common stockholders	$64,704	$(13,240)	$(136,370)	$(32,084)	$(7,177)

Net income (loss) per share — basic	$0.86	$(0.19)	$(2.01)	$(2.47)	$(1.66)

Net income (loss) per share — diluted	$0.82	$(0.19)	$(2.01)	$(2.47)	$(1.66)

Weighted average number of shares used to compute net income (loss) per share—basic	75,040	69,834	67,733	13,011	4,325

Weighted average number of shares used to compute net income (loss) per share—diluted	78,916	69,834	67,733	13,011	4,325

(1)	Includes stock-based compensation as follows:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Cost of net revenues	$384	$138	$251	$159	$—
Research and development	5,049	4,552	7,048	3,141	116
Sales and marketing	1,558	1,401	2,334	1,174	56
General and administrative	3,479	3,276	3,854	2,044	51

*	Effective January 1, 2006, we adopted the fair value recognition and measurement provisions using the prospective transition method. For further information, see note 1 to the notes to consolidated financial statements included in this Annual Report.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$168,761	$35,252	$34,410	$54,498	$13,674
Working capital	196,489	58,208	57,965	69,848	18,865
Total assets	278,808	83,814	86,602	226,326	31,224
Debt, software license and capital lease obligations — current and long-term	137	—	—	8,791	1,089
Total redeemable convertible preferred stock	—	—	—	—	80,379
Total stockholders’ equity (deficit)	248,590	68,913	70,749	190,398	(59,315)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Entropic Communications is a leading fabless semiconductor company that designs, develops and markets systems solutions to enable connected home entertainment. Our technologies significantly change the way high-definition television-quality video, or HD video, standard-definition television-quality video, or SD video, and other multimedia content such as movies, music, games and photos are brought into and delivered throughout the home.

We are a pioneer of key technologies that enable connected home networking of digital entertainment over existing coaxial cable. We are a founding member of Multimedia over Coax Alliance, or MoCA, a global home networking consortium that sets standards for the distribution of video and other multimedia entertainment over coaxial cable. Our products include integrated circuits and related software associated with:

•	home networking solutions based on the MoCA standard;

•	direct broadcast satellite, or DBS, services;

•	high-speed broadband access; and

•	silicon tuners.

Our products allow telecommunications carriers, cable operators and DBS service providers, which we collectively refer to as service providers, as well as providers of over-the-top, or OTT, services, to enhance and expand their service offerings and reduce deployment costs in an increasingly competitive environment. Our MoCA home networking solutions are now being deployed into consumer homes to support multi-room digital video recorder, or DVR, service by Comcast, Cox, DIRECTV, Time Warner Cable and Verizon, as well as by a number of smaller service providers.

In December 2004, we introduced and commenced commercial shipments of our home networking products. In the first quarter of 2006, we began commercially shipping our broadband access solutions. In May 2007, we acquired Arabella Software Ltd., or Arabella, a developer of embedded software. In June 2007, we acquired RF Magic, a provider of digital broadcast satellite outdoor unit and silicon tuner solutions. In 2008, we acquired certain specified assets of Vativ Technologies, Inc., or Vativ, a provider of high-bandwidth, advanced digital processing solutions for digital television and 10 gigabit Ethernet markets. Since inception, we have invested heavily in product development and have only recently achieved profitability on an annual basis, with a net income of $64.7 million for the year ended December 31, 2010. In 2010, our net revenues increased to $210.2 million from $116.3 million in 2009 which was primarily due to the increased demand for our home networking products and our DBS products, which is directly related to the increased deployment of our products into consumer homes by satellite and cable operators. Our net revenues decreased from $146.0 million in 2008 to $116.3 million in 2009, driven primarily by softness in demand for our home networking products and, to a lesser extent, by lower demand for our DBS products. As of December 31, 2010, we had an accumulated deficit of $177.2 million.

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

We rely on a limited number of customers for a significant portion of our net revenues. Sales to these customers are in turn driven by service providers that purchase our customers’ products which incorporate our products. A substantial percentage of our net revenues are dependent upon five major service providers: Comcast, DIRECTV, DISH Network, Time Warner Cable and Verizon. In addition, we are dependent on sales outside of the United States for almost all of our net revenues and expect that to continue in the future.

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

We expect research and development expenses in future years to continue to increase in total dollars as we develop additional products and expand our business, and to fluctuate over the course of the year based on the timing of our development tools and supply costs, which include outside services, masks costs and software licenses. We also anticipate that our sales and marketing expenses will increase as we expand our domestic and international sales and marketing organization and activities and build brand awareness. Due to the lengthy sales cycles that we face, we may experience significant delays from the time we incur research and development and sales and marketing expenses until the time, if ever, that we generate sales from the related products.

Since our inception, we have funded our operations using a combination of preferred stock issuances, cash collections from customers, bank credit facilities, cash received from the exercise of stock options and proceeds from public offerings of our common stock. For example, on October 5, 2010, we completed a public offering of 10,750,000 shares of our common stock, which resulted in net proceeds of approximately $99.3 million. We intend to continue spending substantial amounts in connection with the growth of our business to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies.

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

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain:

•	revenue recognition;

•	warranty accrual;

•	inventory valuation;

•	stock-based compensation;

•	accounting for goodwill and other intangible assets; and

•	accounting for income taxes.

Revenue Recognition

Our net revenues are generated principally by sales of our semiconductor products. During the years ended December 31, 2010, 2009 and 2008, product net revenues represented more than 99% of our total net revenues.

Our sales primarily occur through the efforts of our direct sales force. The remainder of our sales occurs through third-party sales representatives and distributors. During the years ended December 31, 2010, 2009 and 2008, more than 99% of our sales occurred through the efforts of our direct sales force.

We recognize product revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment; however, we do not recognize revenue until all substantive customer acceptance requirements have been met, when applicable.

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

We are party to an inventory “hubbing” agreement with Motorola. Pursuant to this agreement, we deliver products to the designated third-party warehouse based upon Motorola’s projected needs, but do not recognize product revenue unless and until Motorola removes our products from the third-party warehouse to incorporate into its own products.

We receive royalties in exchange for an exclusive right to manufacture and sell certain products. We have determined that we are not able to reliably estimate the royalties earned in the period the sales occur and, as a result, we record net revenues based on cash receipts. The royalty revenues recorded during the years ended December 31, 2010, 2009 and 2008 were $1.2 million, $1.9 million and $2.9 million, respectively, and are included in net revenues in the accompanying consolidated statements of operations.

We have entered into agreements to license certain hardware and software, also referred to as the “nodes,” to certain members of MoCA for a period of three years and to provide upgrades when and if they become available. The agreements limit the rights to use the nodes to test compliance of the members’ own products to the MoCA specification. For these arrangements, we defer all of the license revenues when the nodes are delivered and recognize the revenues on a straight-line basis over the three-year term of the agreement.

We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the years ended December 31, 2010, 2009 and 2008, we reduced net revenue by $0.6 million, $0.7 million and $0.8 million, respectively, in connection with our rebate programs.

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

For multiple deliverable agreements entered into after December 31, 2009, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. To date, multiple deliverable contracts have not been material to net revenues in any related period and our adoption of the new accounting guidance for determining multiple element arrangements effective January 1, 2010 did not have an impact on our operating results.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Lower of cost or market adjustments reduce the carrying value of the related inventory and take into consideration reductions in sales prices, excess inventory levels and obsolete inventory. These adjustments are calculated on a part-by-part basis and, in general, represent excess inventory value on hand compared to 12-month demand projections. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.

We have entered into a capacity agreement with one of our third-party foundry contractors in order to guarantee minimum capacity volumes on our digital outdoor unit and silicon tuner products. Pursuant to the capacity agreement, we have made prepayments which will result in reduced prices paid on future inventory purchases up to a specified volume. The prepayments are being amortized into the cost of our inventory purchases based on the specified volume commitments under the terms of the capacity agreement. The prepaid inventory volume commitments are assessed for impairment on a periodic basis by comparing the remaining prepaid balance to our estimate of remaining purchases. There have been no impairments to date.

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

We assess goodwill and certain intangible assets for impairment using fair value measurement techniques on an annual basis, during the fourth quarter of the year or more frequently if indicators of impairment exist. We perform an interim goodwill impairment test when it is more likely than not that the fair value of a reporting unit is less than the carrying amount. We operate as one reporting unit. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including the size and timing of deployments by our customers and related projections and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, stage of products in development, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables.

Accounting for Income Taxes

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of 2010, we concluded that it was more likely than not that we would be able to realize the benefit of our federal deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced the valuation allowance on a portion of our net deferred tax assets by $31.6 million at December 31, 2010. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

Segment Reporting

We are organized as, and operate in, one reportable segment: the design, development and sale of silicon integrated circuits. Products within this segment are embedded in electronic devices used to enable the delivery of multiple streams of HD video and other multimedia content for entertainment purposes into and throughout the home. Our chief operating decision maker is our chief executive officer, or CEO. Our CEO reviews financial information presented on a consolidated basis for the purpose of evaluating financial performance and allocating resources. There are no segment managers who are held accountable for operations below the consolidated financial statement level. Our assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for arrangements with multiple deliverables. The guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that is intended to better reflect the transaction’s economics. The guidance also removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance. The new guidance requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. Early adoption of the guidance is permitted. We have adopted this guidance effective January 1, 2010 and the application of this guidance did not have a material impact on our consolidated financial statements.

In March 2010, the FASB ratified the milestone method of revenue recognition. Under this new standard, an entity can recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. The milestone method of revenue recognition is effective for fiscal years beginning on or after June 15, 2010 and may be applied prospectively after the adoption date or retrospectively for all periods presented. The impact of adoption on our consolidated financial statements will ultimately depend on the terms of any future business transactions.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Net revenues	100%	100%	100%
Cost of net revenues	47	49	54

Gross profit	53	51	46
Operating expenses:
Research and development	23	39	38
Sales and marketing	8	12	11
General and administrative	6	9	9
Write off of in-process research and development	—	—	1
Amortization of intangibles	—	—	2
Restructuring charges	—	2	1
Impairment of goodwill and intangible assets	—	—	77

Total operating expenses	37	62	139

Income (loss) from operations	16	(11)	(93)
Income tax benefit	(15)	—	—

Net income (loss)	31%	(11)%	(93)%

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenues. For the years ended December 31, 2010, 2009 and 2008, four customers accounted for 56%, 58% and 74% of our net revenues, respectively. In addition, we depend on a limited number of service providers that purchase products from our customers that incorporate our products. To date, only a limited number of major service providers, such as Verizon, DIRECTV, Time Warner Cable, Cox, Comcast and Bright House Networks LLC have publicly announced their intention to use the MoCA standard for home networking. We also primarily rely on two major service providers, DISH Network and DIRECTV, to deploy products using our DBS outdoor unit solutions. During the year ended December 31, 2009, products sold to our customers that were incorporated into products purchased by Verizon, DISH Network and DIRECTV accounted for substantially all of our net revenues. However, during the year ended December 31, 2010, in addition to Verizon, DISH Network and DIRECTV, we also generated meaningful revenues from the sale of our products to our customers that were incorporated into products purchased by Comcast, Time Warner Cable and Cox. To date, the FiOS deployment by Verizon and the DIRECTV multi-room DVR and SWiM dish deployments have been major drivers of our net revenues. We expect that we will continue to derive significant revenues from Verizon and DIRECTV, but our reliance on Verizon and DIRECTV as the major driver of our net revenues is decreasing as other service providers, such as Time Warner Cable, Comcast and Cox deploy our home networking products.

Since inception, we have derived our net revenues primarily from Asia, the United States and other North American countries. Net revenues are allocated to the geographic region based on the shipping destination of customer orders. For sales to ODMs and OEMs, their geographic locations may differ from those of the ultimate end customers. Of our $210.2 million in net revenues in 2010, $195.1 million, $12.1 million and $3.1 million were derived from Asia, North America and Europe, respectively. Of our $116.3 million in net revenues in 2009, $107.1 million, $7.0 million and $2.2 million were derived from Asia, North America and Europe, respectively. Of our $146.0 million in net revenues in 2008, $139.2 million, $3.9 million and $2.9 million were derived from Asia, Europe and North America, respectively.

Accordingly, we are dependent on sales outside of the United States for most of our net revenues and expect that to continue in the future.

Cost of Net Revenues.    We use third-party foundries and assembly and test contractors to manufacture, assemble and test our products. A significant portion of our cost of net revenues consists of payments for the purchase of wafers and for manufacturing, assembly and test services. To a lesser extent, cost of net revenues includes expenses relating to management of our contractors, the cost of shipping and logistics, royalties, inventory valuation charges taken for excess and obsolete inventory, warranty costs, changes in product cost due to changes in wafer manufacturing, assembly and test yields, allocated facilities expenses, amortization of inventory step-up and acquired developed technology. We currently outsource the manufacturing of our home networking and broadband access products principally to TSMC, and the manufacturing of our digital broadcast satellite outdoor unit and silicon tuner products to TowerJazz. Our home networking and broadband access products are primarily assembled and tested by Amkor, while our digital broadcast satellite outdoor unit and silicon tuner products are primarily assembled by Amkor and tested by Giga Solution. In September 2010, we entered into a Capacity Commitment Agreement with TowerJazz in order to guarantee minimum capacity volumes on our digital broadcast satellite outdoor unit and silicon tuner products through December 31, 2012.

Gross Margin.    Our gross margins have increased each year from 2008 to 2010, primarily due to decreased unit costs of our home networking chipsets principally as a result of more favorable manufacturing costs and the increase in the revenues generated from our digital broadcast satellite outdoor products, which carry a higher gross margin as compared to our home networking products. Included in cost of net revenues for the years ended December 31, 2010, 2009 and 2008 was the amortization of developed technology of $1.6 million, $1.6 million and $6.0 million, respectively, which resulted from our RF Magic and Vativ acquisitions. Our gross margin has been and will continue to be affected by a variety of factors, including declines in selling prices of our products, especially as competition increases over time, product mix, the timing of cost reductions for fabricated wafers and assembly and test service costs, inventory valuation charges, purchase accounting-related charges, and changes in wafer manufacturing, assembly and test yields.

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

Sales and Marketing Expenses.    Sales and marketing expenses primarily include costs related to personnel, sales commissions, trade shows, marketing programs, depreciation and allocated facilities expenses. We plan to continue to increase the size of our sales and marketing organization to enable us to expand into existing and new markets. We also plan to continue to invest in expanding our domestic and international sales and marketing activities and build brand awareness. Due to the lengthy sales cycles that we face, we may experience significant delays from the time we incur research and development and sales expenses until the time, if ever, that we generate sales from these products.

General and Administrative Expenses.    General and administrative expenses primarily include costs related to personnel, accounting and tax, legal compliance and allocated support expenses. We expect that in future years our general and administrative expenses will increase as we incur additional costs associated with supporting our business growth.

Comparison of Years Ended December 31, 2010, 2009 and 2008

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Years Ended December 31,
	2010	% Change	2009	% Change	2008
Net revenues	$210,237	81%	$116,305	(20)%	$146,033

Our net revenues for 2010 were $210.2 million, as compared to net revenues of $116.3 million in 2009, an increase of $93.9 million or 81%. The increase in net revenues for 2010 was primarily driven by higher demand for our home networking products, including new deployments by additional service providers and by higher demand for our DBS outdoor unit products.

Our net revenues for 2009 were $116.3 million, as compared to net revenues of $146.0 million in 2008, a decrease of $29.7 million or 20%. The decrease in net revenues for 2009 was primarily driven by lower demand for our home networking products and, to a lesser extent, from lower demand of DBS outdoor unit chips.

Gross Profit/Gross Margin

	Years Ended December 31,
	2010	% Change	2009	% Change	2008
Gross profit	$112,167	90%	$58,906	(12)%	$66,622
% of net revenues	53%		51%		46%

Gross profit for 2010 was $112.2 million, an increase of $53.3 million, or 90%, from gross profit of $58.9 million in 2009. This increase was primarily due to higher net revenues from the sales of our home networking products and our DBS outdoor unit products. Additionally, gross margin increased due to lower unit costs of both our home networking products and our DBS outdoor unit products, principally as a result of more favorable manufacturing costs, and a higher contribution to gross margin from the sales of our DBS outdoor unit products.

Gross profit for 2009 was $58.9 million, a decrease of $7.7 million, or 12%, from gross profit of $66.6 million in 2008. This decrease was primarily due to lower net revenues from the sales of our home networking chipsets and our DBS outdoor unit products, offset by lower amortization in the developed technology and improvement in the gross margin of our home networking chipsets. Gross margin percentage increased from 46% for 2008 to 51% for 2009 primarily due to a decrease in the amortization of developed technology. Additionally, gross margin percentage increased due to lower unit costs of our home networking chipsets, principally as a result of more favorable manufacturing costs, and slightly higher contribution to gross margin from the sales of our DBS outdoor unit products.

Our gross profit and gross margin are impacted by the inclusion of amortization of developed technology in cost of net revenues. The amortization results from our acquisitions of RF Magic and Vativ as we used the purchase method of accounting and, as a result of the application of the purchase method, included in cost of net revenues for 2010, 2009 and 2008 was $1.6 million, $1.6 million and $6.0 million, respectively, of amortization of developed technology. The decrease in this amortization expense of $4.4 million from 2008 to 2009 had a positive impact on our 2009 gross margins.

Research and Development Expenses

	Years Ended December 31,
	2010	% Change	2009	% Change	2008
Research and development	$48,717	8%	$45,161	(19)%	$55,769
% of net revenues	23%		39%		38%

Research and development expenses increased by $3.5 million, or 8%, from $45.2 million in 2009 to $48.7 million in 2010. This $3.5 million increase was primarily due to increased personnel costs of $1.6 million (of which $0.5 million was due to stock-based compensation) which was primarily attributable to the combination of a 10% increase in the number of employees engaged in research and development activities and the increase in variable compensation due to the achievement of operational, financial and business development objectives in 2010. Other factors contributing to the increase in research and development expense include a $1.9 million increase in development tools and supply costs, which include third-party services, masks costs and licenses that fluctuate in timing and amount from period to period, all of which resulted from a general increase in research and development activities due to additional research and development projects that were being worked on in 2010 as compared to 2009.

Research and development expenses decreased by $10.6 million, or 19%, from $55.8 million in 2008 to $45.2 million in 2009. This $10.6 million decrease was primarily due to decreased personnel costs of $8.9 million (of which $2.5 million was due to stock-based compensation) mainly resulting from a 17% decrease in the number of employees engaged in research and development activities due to the implementation of our March 2009 restructuring plan. Other factors contributing to the decrease in research and development expense include a $1.7 million reduction in development tools and supply costs, which include third-party services, masks costs and licenses that fluctuate in timing and amount from period to period, all of which resulted from a general decrease in research and development activities due to our March 2009 restructuring plan, which included the cancellation of the development of our advanced network processor architecture and an associated product that was being staffed primarily out of our Kfar Saba, Israel location.

Sales and Marketing Expenses

	Years Ended December 31,
	2010	% Change	2009	% Change	2008
Sales and marketing	$17,199	23%	$13,955	(14)%	$16,262
% of net revenues	8%		12%		11%

Sales and marketing expenses increased by $3.2 million, or 23%, from $14.0 million in 2009 to $17.2 million in 2010. This $3.2 million increase included increased personnel costs of $2.7 million (of which $0.2 million was due to stock-based compensation) which was primarily attributable to the combination of a 15% increase in the number of employees engaged in sales and marketing activities and the increase in variable compensation due to the achievement of operational, financial and business development objectives in 2010. The remainder of the increase in sales and marketing expenses, including increases in marketing and trade show costs of $0.3 million and increases in travel-related costs of $0.3 million and was primarily due to a general increase in business activities as a result of the increase in the number of employees engaged in sales and marketing activities during 2010.

Sales and marketing expenses decreased by $2.3 million, or 14%, from $16.3 million in 2008 to $14.0 million in 2009. This $2.3 million decrease included decreased personnel costs of $1.6 million (of which $0.9 million was due to stock-based compensation) which was primarily attributable to a 4% decrease in the number of employees engaged in sales and marketing activities resulting primarily from our March 2009 restructuring plan. The remainder of the decrease in sales and marketing expenses, including decreases in travel related costs of $0.3 million and marketing and trade show costs of $0.3 million, was primarily due to a general decrease in business activities as a result of the decrease in the number of employees engaged in sales and marketing activities during 2009.

General and Administrative Expenses

	Years Ended December 31,
	2010	% Change	2009	% Change	2008
General and administrative	$13,134	21%	$10,868	(15)%	$12,752
% of net revenues	6%		9%		9%

General and administrative expenses increased by $2.3 million, or 21%, from $10.9 million in 2009 to $13.1 million in 2010. This $2.3 million increase was driven by increased personnel costs of $2.0 million (of which $0.2 million was due to stock-based compensation) which was primarily attributable to the combination of a 10% increase in the number of employees engaged in general and administrative activities and the increase in variable compensation due to the achievement of operational, financial and business development objectives in 2010.

General and administrative expenses decreased by $1.9 million, or 15%, from $12.8 million in 2008 to $10.9 million in 2009. This $1.9 million decrease in general and administrative expenses was primarily driven by decreases in non-personnel expenses including third-party services of $1.0 million, legal fees of $0.2 million and recruiting fees of $0.3 million, primarily due to a general decrease in business activities. Additionally, personnel costs decreased by $0.2 million, primarily attributable to a small decrease in the number of employees engaged in general and administrative activities during 2009.

Write Off of In-Process Research and Development

We recorded an In-Process Research and Development, or IPR&D, expense of $1.3 million in 2008 which related to the High Definition Multimedia Interface, or HDMI, switch products that we acquired from Vativ in April 2008 because the acquired technology had not yet reached technological feasibility and had no alternative future uses. A discounted cash flow approach was utilized in valuing the IPR&D. The value of the technology was the sum of the present value of projected debt-free net income, in excess of returns on requisite assets, over the economic life of the IPR&D. No IPR&D write-offs were recorded in 2009 or 2010.

Amortization of Intangible Assets

Amortization of intangible assets of $16,000 and $2.7 million was incurred during 2009 and 2008, respectively. The amortization of intangible assets in 2009 were from intangible assets acquired through the acquisition of RF Magic in June 2007. The amortization of intangible assets in 2008 were from intangible assets acquired through the acquisitions of Vativ in April 2008, RF Magic in June 2007 and Arabella in May 2007. No amortization of intangible assets were recorded during 2010.

Restructuring Charges

We incurred restructuring charges of $2.2 million in 2009 resulting from a restructuring plan we implemented in March 2009 that resulted in a worldwide reduction-in-force of 55 employees and the closure of our Nice, France and Kfar Saba, Israel offices. All of the terminated employees received severance payments upon their effective termination. In addition, the affected French and Israeli employees continued to receive salaries until their termination became effective upon the expiration of applicable contractual or statutory notice periods.

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

Impairment of Goodwill and Intangible Assets

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

We incurred impairment charges in 2008 for goodwill in the amount of $88.1 million and intangible assets in the amount of $25.1 million in connection with our annual impairment analysis conducted during the three months ended December 31, 2008. Goodwill was fully impaired due to the difference in fair value to carrying value of equity being greater than the book value of goodwill. Intangibles were impaired for all of the recorded intangibles which resulted from the acquisitions of RF Magic, Vativ and Arabella. The discounted cash flow method was used to estimate the remaining fair value of each intangible asset. The RF Magic developed technology asset was determined to be partially impaired and the developed technology did not have as long of an estimated useful life as originally anticipated. Accordingly, the remaining useful life was reduced to two years and an impairment charge of $14.1 million was recorded. Additionally, the RF Magic customer relationships and trade names were determined to be fully impaired and an impairment charge of $8.1 million and $0.5 million, respectively, was recorded. The Arabella developed technology asset was determined to be partially impaired and an impairment charge of $0.6 million was recorded. The Vativ developed technology was determined to be fully impaired and an impairment charge of $1.8 million was recorded.

Other Income (expense), net

Other income (expense), net, which primarily consists of interest income, was consistent at approximately $0.1 million for 2010 and 2009.

Other income (expense), net, decreased by $0.1 million, from $0.2 million for 2008 to $0.1 million, for 2009 primarily due to lower interest income resulting from lower interest rates in 2009 as compared to 2008.

Income Taxes

The income tax benefit of approximately $31.4 million for the fiscal year ended December 31, 2010, primarily represents the reversal of our valuation allowance previously offsetting our Federal deferred tax assets (see Note 9 in the Consolidated Financial Statements). Income tax expense for 2009 and 2008 was related to foreign tax expenses.

Quarterly Financial Data (Unaudited)

The following table presents certain quarterly financial data for the eight consecutive quarters ended December 31, 2010. The unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data. This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. We believe that our quarterly revenue, particularly the mix of revenue components, and operating results are likely to vary in the future. The operating results for any quarter are not necessarily indicative of the operating results for any future period or for any full year.

	Net Revenues	Gross Profit	Net Income (Loss)(1)	Basic Net Income (Loss) Per Share	Diluted Net Income (Loss) Per Share
	(in thousands, except per share data)
Year Ended December 31, 2010
Fourth Quarter	$70,796	$38,032	$48,583 (2)	$0.58	$0.55
Third Quarter	61,310	32,536	11,271	0.15	0.15
Second Quarter	40,680	21,849	3,092	0.04	0.04
First Quarter	37,451	19,750	1,758	0.02	0.02
Year Ended December 31, 2009
Fourth Quarter	$35,078	$18,116	$1,021	$0.01	$0.01
Third Quarter	30,958	15,626	(1,238)	(0.02)	(0.02)
Second Quarter	26,146	12,945	(4,287)	(0.06)	(0.06)
First Quarter	24,123	12,219	(8,736)	(0.13)	(0.13)

(1)	Net loss attributable to common stockholders.
(2)	Includes a benefit of $31.6 million related to the reduction of the valuation allowance previously recorded on certain of our deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2010, 2009 and 2008 we had cash, cash equivalents and investments of $168.8 million, $35.3 million and $34.4 million, respectively.

In October 2010, we completed a public offering in which 10,750,000 shares of our common stock were sold on our behalf at a price to the public of $9.70 per share, and which resulted in gross offering proceeds of $104.3 million and net offering proceeds of approximately $99.3 million after deducting offering expenses paid by us.

As of December 31, 2010, we had access to a $5.0 million revolving credit line under the terms of our Loan and Security Agreement, as amended, with SVB. We amended the provisions of our credit line in April 2010 and extended the term of the credit line through April 8, 2011. The maximum credit available under the credit line was reduced from $10.0 million to $5.0 million. As amended, interest on the credit line is payable at an annual interest rate equal to the prime rate plus 0.5% if we maintain a liquidity ratio of at least 1.75 to 1, or the prime rate plus 2.0% if we maintain a liquidity ratio of less than 1.75 to 1. If any portion of the credit line remains unused at any time, we are required to pay a fee equal to 0.125% per annum of the average unused portion of the credit line so long as we maintain a liquidity ratio of at least 1.75 to 1, or 0.5% per annum of the average unused portion of the credit line when our liquidity ratio falls below 1.75 to 1. The credit line, as amended, also limits the aggregate amount of assets and collateral that we are allowed to transfer to, and the amount of investments that we are allowed to make in, certain of our subsidiaries, to $600,000 per month. The amount available under the credit line cannot exceed 80% of the value of our eligible accounts receivable and may be decreased by certain commitments, such as the $1.2 million and $35,000 standby letters of credit that secure our performance under our San Diego, California, and San Jose, California, facility leases, respectively. As of December 31, 2010, the amount available under the credit line was reduced by the two standby letters of credit for our facility leases, and $3.8 million was available.

The following table shows our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$32,933	$1,330	$524
Net cash (used in) provided by investing activities	(74,394)	2,232	(14,926)
Net cash provided by (used in) financing activities	104,261	1,687	(7,029)
Net effect of exchange rates on cash	48	(68)	27

Net increase (decrease) in cash and cash equivalents	$62,848	$5,181	$(21,404)

Cash Flows from Operating Activities

Net cash provided by operating activities in 2010 was $32.9 million, primarily resulting from net income of $64.7 million, an increase of $15.6 million in accounts payable and other liabilities, driven primarily by an increase in inventory and compensation and benefit accruals, $10.5 million in stock compensation expenses and depreciation and amortization expense of $5.5 million. The increase in net cash was offset by a $31.6 million increase in our deferred tax assets as a result of the reversal of the valuation allowance that was previously placed on these assets, $23.6 million increase in inventory primarily related to new deployments of our home networking products, an increase in our prepaid and other assets of $5.4 million and an increase in accounts receivable of $2.8 million due to an increase in sales during 2010.

Net cash provided by operating activities in 2009 was $1.3 million primarily resulting from a net loss of $13.2 million, an increase in accounts receivable of $1.6 million due to an increase of sales during the fourth quarter of 2009 and a decrease in other liabilities of $0.5 million, offset by $9.3 million in stock compensation expenses, $5.1 million in depreciation and amortization expenses, including $1.6 million attributable to amortization of developed technology, and a $2.3 million decrease in inventory as we sold the 2008 buildup of inventory in the first half of 2009.

Net cash provided by operating activities in 2008 was $0.5 million. Although we had a net loss of $136.4 million, $123.2 million consisted of non-cash charges for impairment of goodwill and intangibles, amortization of developed technology and intangibles, inventory step-up and in-process research and development. Additionally, the net loss included other non-cash charges for depreciation of $3.3 million and stock-based compensation of $13.5 million. The remaining change in operating cash flows was primarily due to a $11.2 million decrease in accounts payable and accrued expenses and other current liabilities primarily due to lower inventory purchases late in 2008, a $3.3 million increase in inventory primarily due to our inventory build in preparation for the ramp of our channel stacking switch product into the DIRECTV deployment, as well as from softness in demand for our MoCA products mainly related to our Verizon FiOS deployment, and a decrease in accounts receivable of $10.6 million, primarily driven by lower sales and improved collections.

Cash Flows from Investing Activities

Net cash used in investing activities was $74.4 million in 2010 due to purchases of available-for-sale securities of $70.8 million and purchases of property and equipment of $3.6 million, primarily consisting of research and development equipment.

Net cash provided by investing activities was $2.2 million in 2009, consisting of maturities of short-term investments of $4.3 million offset by purchases of property and equipment of $2.1 million, consisting primarily of lab equipment.

Net cash provided by investing activities was $14.9 million in 2008, consisting of $6.1 million of net cash used in the acquisition of specified Vativ assets in April 2008, purchases of property and equipment of $7.4 million primarily consisting of tenant improvements and equipment for our leased facilities in San Diego, California, and net purchases of short-term investments of $1.4 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $104.3 million in 2010, mainly due to the net proceeds of $99.3 million received from the public offering transaction that was completed in October 2010 and $5.0 million provided by the net proceeds from common stock purchases pursuant to stock option exercises and our ESPP.

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

We believe that our cash, cash equivalents and investments of $168.8 million as of December 31, 2010, together with the $3.8 million available to us under our existing credit line as of December 31, 2010, will be sufficient to fund our projected operating requirements for at least the next 12 months.

We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies. On October 5, 2010, we completed a public offering of 10,750,000 shares of our common stock, which resulted in net proceeds of approximately $99.3 million. In the future we may not be able to obtain such financing on favorable terms or at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, prohibit us from repurchasing our stock or making investments or force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010 (in thousands):

	Years Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$3,277	$2,677	$2,287	$2,316	$194	$—	$10,751
Inventory and related purchase obligations	26,011	—	—	—	—	—	26,011

Total	$29,288	$2,677	$2,287	$2,316	$194	$—	$36,762

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

Foreign Currency Risk

Our sales have been historically denominated in U.S. dollars and an increase in the value of U.S. dollar relative to the currencies of the countries in which our customers operate could materially affect the demand of our products by non-U.S. customers, leading to a reduction in orders placed by these customers, which would adversely affect our business. Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations; however, we do not consider this currency risk to be material as the related costs do not constitute a significant portion of our total spending. We outsource our wafer manufacturing, assembly, testing, warehousing and shipping operations; however all expenses related thereto are denominated in U.S. dollars. If the value of the U.S. dollar decreases relative to the currencies of the countries in which such contractors operate, the prices we are charged for their services may increase, which would adversely affect our business. Currently, we have not implemented any hedging strategies to mitigate risks related to the impact of fluctuations in currency exchange rates.

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

All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. The fair value of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values.

At December 31, 2010, we had $168.8 million in cash, cash equivalents and investments, all of which are stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of the $98.1 million of cash and cash equivalents held as of December 31, 2010, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the fair value of the $70.7 million of our investments by approximately $0.6 million.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in Part IV, Item 15, Exhibits and Financial Statement Schedules of this Annual Report.

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

Management’s Report on Internal Control over Financial Reporting

The management of Entropic is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2010, which is included herein.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the fourth quarter of 2010 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Entropic Communications, Inc.

We have audited Entropic Communications, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Entropic Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Entropic Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entropic Communications, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 3, 2011

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report because we intend to file our definitive proxy statement for the 2011 annual meeting of stockholders, or 2011 Proxy Statement, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of the year covered by this Annual Report, and such information will be included in the 2011 Proxy Statement and is hereby incorporated herein by reference. With the exception of the information specifically incorporated herein by reference from our 2011 Proxy Statement into this Annual Report, our 2011 Proxy Statement shall not be deemed to be filed as part of this Annual Report. Without limiting the foregoing, the discussions under the headings “Report of the Audit Committee” and “Report of the Compensation Committee” in our 2011 Proxy Statement are expressly excluded from any incorporation by reference into this Annual Report and are not deemed “filed” with the SEC.

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our directors is incorporated by reference from the discussion under the heading Item 1—Election of Directors in our 2011 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2011 Proxy Statement. Information about our Code of Business Conduct and Ethics governing our employees, including our chief executive officer, chief financial officer, chief accounting officer and our directors, is incorporated by reference from the discussion under the heading Entropic Policies on Business Ethics and Conduct in our 2011 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference from the discussion under the heading Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business of Stockholders in our 2011 Proxy Statement. Information about our audit committee, including the members of the committee, and our audit committee financial expert, is incorporated by reference from the discussion under the headings The Audit Committee and Audit Committee Financial Expert in our 2011 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this Annual Report.

Item 11.	Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion under the headings 2010 Compensation of Non-Employee Directors; Executive Compensation; and Compensation Committee Interlocks and Insider Participation in our 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from the discussion under the headings Securities Ownership and Equity Compensation Plan Information in our 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings Review of Related Person Transactions and Transactions with Related Persons in our 2011 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Director Independence in our 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information about the fees for professional services rendered by our independent auditors in 2010 and 2009 is incorporated by reference from the discussion under the heading Audit and Non-Audit Fees in Item 2—Ratification of Independent Registered Public Accounting Firm in our 2011 Proxy Statement. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in Item 2—Ratification of Independent Registered Public Accounting Firm in our 2011 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

15(a)(3). Exhibits.

The exhibits listed in the accompanying “Index to Exhibits” are filed with, or incorporated by reference into, this Annual Report. The exhibit numbers on the “Index to Exhibits” that are followed by an asterisk (*) indicate exhibits filed with this Annual Report. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10.1 through 10.30 are management contracts or compensatory plans or arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Entropic Communications, Inc.

We have audited the accompanying consolidated balance sheets of Entropic Communications, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entropic Communications, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set for therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Entropic Communications, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 3, 2011

Entropic Communications, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$98,100	$35,252
Marketable securities	48,275	—
Accounts receivable, net	18,244	15,468
Inventory	39,915	16,353
Deferred tax assets, current	14,307	—
Prepaid expenses and other current assets	6,226	3,302

Total current assets	225,067	70,375
Property and equipment, net	11,354	11,581
Long-term marketable securities	22,386	—
Intangible assets, net	—	1,623
Deferred tax assets, long-term	17,304	—
Other long-term assets	2,697	235

Total assets	$278,808	$83,814

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,278	$5,726
Accrued expenses and other current liabilities	3,634	3,045
Accrued payroll and benefits	6,666	3,396

Total current liabilities	28,578	12,167
Deferred rent	1,568	1,795
Other long-term liabilities	72	939
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 authorized; no shares issued and outstanding as of December 31, 2010 and 2009	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 85,095 and 71,349 shares issued and outstanding as of December 31, 2010 and 2009, respectively	85	71
Additional paid-in capital	425,767	310,796
Accumulated deficit	(177,203)	(241,907)
Accumulated other comprehensive loss	(59)	(47)

Total stockholders’ equity	248,590	68,913

Total liabilities and stockholders’ equity	$278,808	$83,814

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Net revenues	$210,237	$116,305	$146,033
Cost of net revenues	98,070	57,399	79,411

Gross profit	112,167	58,906	66,622
Operating expenses:
Research and development	48,717	45,161	55,769
Sales and marketing	17,199	13,955	16,262
General and administrative	13,134	10,868	12,752
Write off of in-process research and development	—	—	1,300
Amortization of intangibles	—	16	2,735
Restructuring charges	—	2,173	1,259
Impairment of goodwill and intangible assets	—	208	113,193

Total operating expenses	79,050	72,381	203,270

Income (loss) from operations	33,117	(13,475)	(136,648)
Other income, net	141	142	229

Income (loss) before income taxes	33,258	(13,333)	(136,419)
Income tax benefit	(31,446)	(93)	(49)

Net income (loss)	$64,704	$(13,240)	$(136,370)

Net income (loss) per share—basic	$0.86	$(0.19)	$(2.01)

Net income (loss) per share—diluted	$0.82	$(0.19)	$(2.01)

Weighted average number of shares used to compute net income (loss) per share—basic	75,040	69,834	67,733

Weighted average number of shares used to compute net income (loss) per share—diluted	78,916	69,834	67,733

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2007	68,156	$68	$282,627	$(92,297)	$—	$190,398
Issuance of common stock upon exercise of stock options for cash	639	1	382	—	—	383
Stock-based compensation to employees	—	—	13,392	—	—	13,392
Stock-based compensation to consultants	—	—	95	—	—	95
Repurchase of shares of unvested common stock	(261)	—	(237)	—	—	(237)
Net reclassification of repurchase liability for early exercise of stock options	—	—	981	—	—	981
Issuance of common stock upon exercise of warrants	460	—	1,259	—	—	1,259
Issuance of common stock under employee stock purchase plan	476	—	882	—	—	882
Issuance cost of common stock	—	—	(76)	—	—	(76)
Components of comprehensive loss:
Net loss	—	—	—	(136,370)	—	(136,370)
Translation adjustments	—	—	—	—	42	42

Comprehensive loss	—	—	—	—	—	(136,328)

Balance as of December 31, 2008	69,470	69	299,305	(228,667)	42	70,749
Issuance of common stock upon exercise of stock options for cash	1,324	1	1,156	—	—	1,157
Stock-based compensation to employees	—	—	9,307	—	—	9,307
Stock-based compensation to consultants	—	—	60	—	—	60
Repurchase of shares of unvested common stock	(64)	—	(25)	—	—	(25)
Net reclassification of repurchase liability for early exercise of stock options	—	—	439	—	—	439
Issuance of common stock under employee stock purchase plan	597	1	554	—	—	555
Release of restricted stock options	22	—	—	—	—	—
Components of comprehensive loss:
Net loss	—	—	—	(13,240)	—	(13,240)
Translation adjustments	—	—	—	—	(89)	(89)

Comprehensive loss	—	—	—	—	—	(13,329)

Balance as of December 31, 2009	71,349	71	310,796	(241,907)	(47)	68,913
Issuance of common stock upon exercise of stock options for cash	2,378	2	3,566	—	—	3,568
Stock-based compensation to employees	—	—	10,096	—	—	10,096
Stock-based compensation to consultants	—	—	374	—	—	374
Repurchase of shares of unvested common stock	(1)	—	(3)	—	—	(3)
Net reclassification of repurchase liability for early exercise of stock options	—	—	254	—	—	254
Issuance of common stock under employee stock purchase plan	619	1	1,432	—	—	1,433
Stock issued in secondary offering, net of offering costs	10,750	11	99,252	—	—	99,263
Components of comprehensive income:
Net income	—	—	—	64,704	—	64,704
Unrealized loss on marketable securities	—	—	—	—	(36)	(36)
Translation adjustments	—	—	—	—	24	24

Comprehensive income	—	—	—	—	—	64,692

Balance as of December 31, 2010	85,095	$85	$425,767	$(177,203)	$(59)	$248,590

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$64,704	$(13,240)	$(136,370)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,832	3,478	3,250
Amortization of intangible assets	1,623	1,638	8,745
Impairment of goodwill and intangible assets	—	208	113,193
Deferred taxes	(31,590)	—	—
Stock-based compensation to consultants	374	60	95
Stock-based compensation to employees	10,096	9,307	13,392
Amortization of premiums on investments	70	—	—
Interest expense attributable to amortization of debt issuance costs	—	—	476
In-process research and development	—	—	1,300
Impairment of assets related to restructuring charge	—	94	259
Loss on disposal of assets	6	—	8
Changes in operating assets and liabilities:
Restricted cash	—	—	58
Accounts receivable	(2,776)	(1,553)	10,576
Inventory	(23,562)	2,340	(3,347)
Prepaid expenses and other current assets	(2,920)	(517)	(547)
Other long-term assets	(2,463)	49	42
Accounts payable	12,548	559	(9,349)
Accrued expenses and other current liabilities	1,415	(490)	(1,812)
Accrued payroll and benefits	3,244	(122)	(932)
Deferred rent	(712)	(244)	1,223
Other long-term liabilities	(956)	(237)	264

Net cash provided by operating activities	32,933	1,330	524

Investing activities:
Purchases of property and equipment	(3,613)	(2,107)	(7,439)
Purchases of marketable securities	(70,781)	—	(17,144)
Sales/maturities of marketable securities	—	4,339	15,770
Net cash used in acquisitions	—	—	(6,113)

Net cash (used in) provided by investing activities	(74,394)	2,232	(14,926)

Financing activities:
Principal payments on software license and capital lease obligations	—	—	(7,240)
Principal payments on line of credit obligations	—	—	(2,000)
Net proceeds from the issuance of equity plan exercises	5,001	1,712	1,189
Net proceeds from the issuance of common stock, net of issuance costs	99,263	—	—
Proceeds from the exercise of warrants	—	—	1,259
Repurchase of restricted stock	(3)	(25)	(237)

Net cash provided by (used in) financing activities	104,261	1,687	(7,029)

Net effect of exchange rates on cash	48	(68)	27

Net increase (decrease) in cash and cash equivalents	62,848	5,181	(21,404)
Cash and cash equivalents at beginning of period	35,252	30,071	51,475

Cash and cash equivalents at end of period	$98,100	$35,252	$30,071

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Business

Entropic Communications, Inc. was organized under the laws of the state of Delaware on January 31, 2001.

We are a fabless semiconductor company that designs, develops and markets systems solutions to enable connected home entertainment. Our technologies change the way high-definition television-quality video, or HD video, and standard-definition television-quality video, or SD video, and other multimedia content such as movies, music and photos are brought into and delivered throughout the home.

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP.

The accompanying audited consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Net revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported in operating expenses, net in the consolidated statements of operations.

Revenue Recognition

Our net revenues are generated principally by sales of our semiconductor products. During the years ended December 31, 2010, 2009 and 2008, product net revenues represented more than 99% of our total net revenues.

Our sales primarily occur through the efforts of our direct sales force. The remainder of our sales occurs through third-party sales representatives and distributors. During the years ended December 31, 2010, 2009 and 2008, more than 99% of our sales occurred through the efforts of our direct sales force.

We recognize product revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment; however, we do not recognize revenue until all substantive customer acceptance requirements have been met, when applicable.

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

We are party to an inventory “hubbing” agreement with Motorola. Pursuant to this agreement, we deliver products to the designated third-party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer removes our products from the third-party warehouse to incorporate into its own products.

We receive royalties in exchange for an exclusive right to manufacture and sell certain products. We have determined that we are not able to reliably estimate the royalties earned in the period the sales occur and, as a result, we record net revenues based on cash receipts. The royalty revenues recorded during the years ended December 31, 2010, 2009 and 2008 were $1.2 million, $1.9 million and $2.9 million, respectively, and are included in net revenues in the accompanying consolidated statements of operations.

We have entered into agreements to license certain hardware and software, also referred to as the “nodes,” to certain members of the Multimedia over Coax Alliance, or MoCA, for a period of three years and to provide upgrades when and if they become available. The agreements limit the rights to use the nodes to test compliance of the members’ own products to the MoCA specification. For these arrangements, we defer all of the license revenues when the nodes are delivered and recognized the revenues on a straight-line basis over the three-year term of the agreement.

We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the years ended December 31, 2010, 2009 and 2008, we reduced net revenue by $0.6 million, $0.7 million and $0.8 million, respectively, in connection with our rebate programs.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, leases payable and lines of credit. Our policy is to place our cash, cash equivalents and marketable securities with high quality financial institutions in order to limit our credit exposure. We extend credit to certain of our customers based on an evaluation of the customer’s financial condition and a cash deposit is generally not required. We estimate potential losses on trade receivables on an ongoing basis.

We invest cash in deposits and money market funds with major financial institutions, U.S. government obligations and debt securities of corporations with investment grade credit ratings in a variety of industries. It is our policy to invest in instruments that have a final maturity of no longer than two years, and to maintain a portfolio weighted average maturity of no longer than 12 months.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, commercial paper and corporate bonds. We consider all highly liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Marketable Securities

We account for marketable securities by determining the appropriate classification of such securities at the time of purchase and reevaluating such classification as of each balance sheet date. As of December 31, 2010, all marketable securities were classified as available-for-sale. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations.

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

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and our historical experience. We did not record an allowance for doubtful accounts as of December 31, 2010 and 2009.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Lower of cost or market adjustments reduce the carrying value of the related inventory and take into consideration reductions in sales prices, excess inventory levels and obsolete inventory. These adjustments are calculated on a part-by-part basis and, in general, represent excess inventory value on hand compared to 12-month demand projections. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.

We have entered into a capacity agreement with one of our third-party foundry contractors in order to guarantee minimum capacity volumes on our digital outdoor unit and silicon tuner products. Pursuant to the capacity agreement, we have made prepayments which will result in reduced prices paid on future inventory purchases up to a specified volume. The prepayments are being amortized into the cost of our inventory purchases based on the specified volume commitments under the terms of the capacity agreement. The prepaid inventory volume commitments are assessed for impairment on a periodic basis by comparing the remaining prepaid balance to our estimate of remaining purchases. There have been no impairments to date.

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

We assess goodwill and certain intangible assets for impairment using fair value measurement techniques on an annual basis, during the fourth quarter of the year or more frequently if indicators of impairment exist. We perform an interim goodwill impairment test when it is more likely than not that the fair value of a reporting unit is less than the carrying amount. We operate as one reporting unit. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including the size and timing of deployments by our customers and related projections and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, stage of products in development, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of 2010 we concluded that it was more likely than not that we would be able to realize the benefit of our federal deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced our valuation allowance on our net deferred tax assets by $31.6 million at December 31, 2010. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

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

Segment Reporting

We are organized as, and operate in, one reportable segment: the design, development and sale of silicon integrated circuits. Products within this segment are embedded in electronic devices used to enable the delivery of multiple streams of HD video and other multimedia content for entertainment purposes into and throughout the home. Our chief operating decision maker is our chief executive officer, or CEO. Our CEO reviews financial information presented on a consolidated basis for the purpose of evaluating financial performance and allocating resources. There are no segment managers who are held accountable for operations below the consolidated financial statement level. Our assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for arrangements with multiple deliverables. The guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that is intended to better reflect the transaction’s economics. The guidance also removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance. The new guidance requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. Early adoption of the guidance is permitted. We have adopted this guidance effective January 1, 2010 and the application of this guidance did not have a material impact on our consolidated financial statements.

In March 2010, the FASB ratified the milestone method of revenue recognition. Under this new standard, an entity can recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. The milestone method of revenue recognition is effective for fiscal years beginning on or after June 15, 2010 and may be applied prospectively after the adoption date or retrospectively for all periods presented. The impact of adoption on our consolidated financial statements will ultimately depend on the terms of any future business transactions.

2. Supplemental Financial Information

Marketable Securities

The following table summarizes investments by security type (in thousands):

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$18,978	$—	$(6)	$18,972
Corporate notes/bonds	21,647	2	(20)	21,629
US Treasury and agency notes/bonds	7,675	1	(2)	7,674

Total marketable securities, short-term	48,300	3	(28)	48,275

Corporate notes/bonds, long-term	22,412	2	(28)	22,386

Total	$70,712	$5	$(56)	$70,661

There were no realized gains or losses on our investments in the years ended December 31, 2010 and 2009. As of December 31, 2009, we did not hold any marketable securities.

The following table summarizes the contractual maturities of our available-for-sale securities (in thousands):

As of December 31, 2010

Less than one year	$48,275
Due in one to five years	22,386
Due after five years	—

$70,661

Fair Value of Financial Instruments

We hold certain financial assets, including cash equivalents and marketable securities that are required to be measured at fair value on a recurring basis. Cash equivalents include money market funds, commercial paper and corporate bonds and are carried at fair value. Marketable securities are carried at fair value.

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

The fair value of our financial assets was determined using the following levels of inputs as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$88,783	$88,783	$—	$—
Short-term investments:
Commercial paper	18,972	18,972	—	—
Corporate notes/bonds	21,629	21,629	—	—
US Treasury and agency notes/bonds	7,674	7,674	—	—
Long-term investments:
Corporate notes/bonds	22,386	22,386	—	—

Total assets at fair value	$159,444	$159,444	$—	$—

Liabilities:

Deferred compensation	$513	$—	$—	$513

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,143	$8,143	$—	$—
Marketable securities	—	—	—	—

Total assets	$8,143	$8,143	$—	$—

Liabilities:

Deferred compensation	$561	$—	$—	$561

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

The change in liability for the years ended December 31, 2010, 2009 and 2008 is included in compensation expense as follows (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Liability as of December 31, 2007	$51
Increase in compensation expense	301

Liability as of December 31, 2008	352
Increase in compensation expense	209

Liability as of December 31, 2009	561
Decrease in compensation expense	(48)

Liability as of December 31, 2010	$513

Inventory

The components of inventory are as follows (in thousands):

	As of December 31,
	2010	2009
Work in process	$15,015	$4,177
Finished goods	24,900	12,176

Total inventory	$39,915	$16,353

Property and Equipment

Property and equipment consist of the following (in thousands, except for years):

	Useful Lives (in years)	As of December 31,
		2010	2009
Office and laboratory equipment	5	$11,573	$9,325
Computer equipment	3 - 5	3,104	2,496
Furniture and fixtures	3 - 7	1,805	1,570
Leasehold improvements	Lease term	5,389	5,122
Licensed software	1 - 3	1,390	1,195
Construction in progress		225	217

		23,486	19,925
Accumulated depreciation		(12,132)	(8,344)

Property and equipment, net		$11,354	$11,581

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $3.8 million and $3.5 million, respectively.

Accrued Warranty

The following table presents a rollforward of our product warranty liability, which is included within accrued expenses and other current liabilities in the consolidated balance sheets (in thousands):

	As of December 31,
	2010	2009
Beginning balance	$147	$348
Expirations	(115)	(471)
Accruals for warranties issued during the year	73	370
Settlements made during the year	(8)	(100)

Ending balance	$97	$147

Accrued Bonuses

We maintained a discretionary management bonus plan in 2010 and 2009. The potential bonus payments made under each of these plans are based significantly on the achievement of operational, financial and business development objectives for the calendar year. As of December 31, 2010, we had exceeded all of our performance targets specified by the 2010 bonus plan. We incurred $3.9 million in management bonuses for the year ended December 31, 2010, of which $1.5 million was paid during the year. As of December 31, 2009, some but not all of the performance targets specified by the 2009 bonus plan had been achieved. We accrued $0.8 million in management bonuses for the year ended December 31, 2009. Any actual bonus amounts awarded will be at the discretion of the compensation committee of our board of directors and in accordance with the terms of the plan.

In addition to the 2010 and 2009 management bonus plans, we also accrued for a discretionary bonus pool in the amount of $0.3 million and $0.2 million as of December 31, 2010 and 2009, respectively. These bonus pools were approved by the compensation committee of our board of directors. No specific criteria were established by the compensation committee for awards under this bonus pool and the amount and timing of individual awards to eligible employees will be made at the discretion of the compensation committee or the individuals to whom the committee delegates its authority.

Restructuring Activity

We incurred restructuring charges totaling $2.2 million in 2009 pursuant to a restructuring plan we implemented in March 2009 that resulted in a worldwide reduction-in-force of 55 employees and the closure of our Nice, France and Kfar Saba, Israel offices. All of the terminated employees received severance payments upon their effective termination. In addition, the affected French and Israeli employees continued to receive salaries until their termination became effective upon the expiration of applicable contractual or statutory notice periods.

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

The following table presents a rollforward of our restructuring liability as of December 31, 2010 and 2009, which is included within accrued payroll and benefits in the consolidated balance sheets (in thousands):

	Operating Lease Commitments	Impairment of Property, Equipment and Related Expenses	Impairment of Other Long- Term Assets	Employee Separation Expenses	Total
Liability as of December 31, 2008	$—	$—	$—	$—	$—
Additions	6	188	2	1,977	2,173
Non-cash charges	(6)	(94)	(2)	—	(102)
Cash payments	—	(94)	—	(1,968)	(2,062)

Liability as of December 31, 2009	$—	$—	$—	$9	$9

Cash payments	—	—	—	(9)	(9)

Liability as of December 31, 2010	$—	$—	$—	$—	$—

The intangible assets associated with the acquisition of Arabella Software Ltd., or Arabella, in 2007 were determined to be fully impaired as of March 31, 2009, as the core technology acquired would no longer be used in our ongoing business operations and there would be no future cash flows associated with this technology. We made a decision in March 2009 to cease use of the technology and do not have any plans to use it in future operations. As a result, an impairment charge of $0.2 million was recorded in the first quarter of 2009.

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

Purchase Commitments

We had firm purchase order commitments for the acquisition of inventory as of December 31, 2010 and 2009 of $26.0 million and $20.2 million, respectively.

Net Income (Loss) Per Common Share

We compute basic income (loss) per share of common stock by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding for the period. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008
Numerator:

Net income (loss) — basic and diluted	$64,704	$(13,240)	$(136,370)

Denominator:
Weighted average number of shares of common stock outstanding	75,184	70,298	68,877
Less: Restricted stock	(144)	(464)	(1,144)

Weighted average number of shares used to compute net income (loss) per share—basic	75,040	69,834	67,733

Effect of dilutive securities:
Restricted Stock	144	—	—
ESPP Shares	114	—	—
Stock award common shares equivalents	3,618	—	—

Weighted average number of shares used to compute net income (loss) per share — diluted	78,916	69,834	67,733

Net income (loss) per share — basic	$0.86	$(0.19)	$(2.01)

Net income (loss) per share — diluted	$0.82	$(0.19)	$(2.01)

Potentially dilutive securities that were not included in the diluted net income (loss) per share calculations because they would be antidilutive, for any reason, are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Stock options outstanding	2,263	9,141	10,154
Stock reserved for issuance under put and call option agreements	—	35	147
Restricted stock	—	312	893

Total	2,263	9,488	11,194

3. Acquisitions

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

The developed technology represents proprietary knowledge that was technologically feasible as of the valuation date and includes all fully functioning products at the date of the valuation. The amount assigned to the developed technology was assigned based on the estimated net discounted cash flows from the related product lines on the date of acquisition. In connection with our annual impairment test of goodwill and intangible assets conducted in the fourth quarter of 2008, we determined the developed technology and customer relationships were fully impaired as a result of continuing market declines and low customer acceptance of this technology. An impairment charge was recorded in the fourth quarter of 2008 for the development technology and customer relations in the amount of $1.8 million and $30,000, respectively (see Notes 1 and 4).

The in-process research and development, or IPR&D, acquired at the date of acquisition relates to Vativ’s High Definition Multimedia Interface switch product. The amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no alternative future uses. A discounted cash flow approach was utilized in valuing the IPR&D. The value of the technology was the sum of the present value of projected debt-free net income, in excess of returns on requisite assets, over the economic life of the IPR&D.

Pro Forma Statements of Operations

The following unaudited pro forma financial information reflects the consolidated results of operations as if the acquisition of Vativ had occurred on January 1, 2008. The unaudited pro forma financial data presented are not necessarily indicative of our results of operations that might have occurred had the acquisition been completed at the beginning of the period presented, and do not purport to represent what our consolidated results of operations might be for any future period (in thousands, except per share amounts):

Year Ended December 31, 2008

(unaudited)
Net revenues	$146,207
Net loss attributable to common stockholders	(139,352)
Net loss per share attributable to common stockholders—basic and diluted	(2.06)

4. Goodwill and Intangible Assets

In conjunction with our March 2009 restructuring plan, we determined that the intangible assets associated with the acquisition of Arabella in 2007 were fully impaired, as the core technology acquired would no longer be used in our ongoing business operations and there would be no future cash flows associated with this technology. As a result, an impairment charge of $0.2 million was recorded in 2009.

The rollforward of intangible assets is as follows (in thousands):

	Year Ended December 31, 2010
	Beginning Balance	Amortization	Impairment	Net
Developed technology	$1,623	$(1,623)	$—	$—

	Year Ended December 31, 2009
	Beginning Balance	Amortization	Impairment	Net
Developed technology	$3,469	$(1,638)	$(208)	$1,623

5. Credit Facilities

As of December 31, 2010, we had access to a $5.0 million revolving credit line under the terms of our Loan and Security Agreement, as amended, with Silicon Valley Bank, or SVB. We amended the provisions of our credit line in April 2010 upon the payment of a $12,500 amendment fee and extended the term of the credit line through April 8, 2011. The maximum credit available under the credit line was reduced from $10.0 million to $5.0 million. As amended, interest on the credit line is payable at an annual interest rate equal to the prime rate plus 0.5% if we maintain a liquidity ratio of at least 1.75 to 1, or the prime rate plus 2.0% if we maintain a liquidity ratio of less than 1.75 to 1. If any portion of the credit line remains unused at any time, we are required to pay a fee equal to 0.125% per annum of the average unused portion of the credit line so long as we maintain a liquidity ratio of at least 1.75 to 1, or 0.5% per annum of the average unused portion of the credit line when our liquidity ratio falls below 1.75 to 1. The credit line, as amended, also limits the aggregate amount of assets and collateral that we are allowed to transfer to, and the amount of investments that we are allowed to make in, certain of our subsidiaries to $600,000 per month. The amount available under the credit line cannot exceed 80% of the value of our eligible accounts receivable and may be decreased by certain commitments, such as the $1.2 million and $35,000 standby letters of credit that secure our performance under our San Diego, California, and San Jose, California, facility leases, respectively.

As of December 31, 2010, $3.8 million was available under the credit line. The amount available under the credit line was reduced by the two standby letters of credit for our facility leases.

6. Commitments and Contingencies

We have multiple operating leases for facilities and software license agreements expiring through 2015. As of December 31, 2010, we have no outstanding capital leases that have initial terms of more than one year.

The minimum future payments under all noncancellable operating leases with an initial term of one year or more as of December 31, 2010 are as follows (in thousands):

Years Ending December 31,
2011	$3,277
2012	2,677
2013	2,287
2014	2,316
2015	194
Thereafter	—

$10,751

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $5.2 million, $5.5 million and $4.0 million, respectively.

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

7. Preferred Stock Warrant Liabilities

In connection with the loan and security agreement entered into with SVB in May 2005, we issued a warrant to SVB to purchase 579,000 shares of our Series B redeemable convertible preferred stock. In 2008, we issued 101,000 shares of our common stock in connection with warrant exercises and no warrants were outstanding at December 31, 2010.

8. Stockholders’ Equity

Common Stock

On October 5, 2010, we completed a public offering in which 10,750,000 shares of our common stock were sold on our behalf at a price to the public of $9.70 per share, and which resulted in gross offering proceeds of $104.3 million and net offering proceeds of approximately $99.3 million after deducting the offering expenses.

Preferred Stock

We are authorized to issue 10,000,000 shares of undesignated preferred stock at $0.001 par value per share. Our board of directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock. As of December 31, 2010, no preferred stock was outstanding.

Equity Incentive Plans

We have in effect equity compensation plans under which incentive stock options, non-qualified stock options and restricted stock units have been granted to employees, directors and consultants to purchase shares of our common stock at a price not less than the fair market value of the stock at the date of grant except in the event of a business combination.

2007 Equity Incentive Plan

Our 2007 Equity Incentive Plan, or the 2007 Plan, became effective upon the execution of the underwriting agreement in connection with our initial public offering and replaced our 2001 Stock Option Plan, or the 2001 Plan. The 2007 Plan provides for the grant of incentive and non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, or collectively Stock Awards. As of December 31, 2010, there were 16,798,000 shares of common stock reserved under the 2007 Plan. This share amount is automatically increased by the amount equal to the number of shares subject to any outstanding option under the 2001 Plan that expires or is forfeited following the date that the 2007 Plan became effective. In addition, the share reserve will automatically increase on January 1 of each year through 2017 by the lesser of 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, 7,692,000 shares of common stock, or a lesser amount of shares of common stock to be determined by the board of directors prior to the first day of the calendar year. Our board of directors may amend or terminate the 2007 Plan at any time. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to ten years from the grant date. In January 2011, 4,255,000 shares of common stock, which was 5% of the outstanding shares of common stock as of December 31, 2010, were added to the 2007 Plan.

2007 Non-Employee Directors’ Plan

Our 2007 Non-Employee Directors’ Plan, or Directors’ Plan, became effective upon the execution of the underwriting agreement in connection our initial public offering. As of December 31, 2010, an aggregate of 486,000 shares of common stock were reserved for future issuance under the Directors’ plan. This share amount will automatically increase on January 1 of each year through 2017 by an amount equal to the excess of: the number of shares subject to options granted during the preceding calendar year, over the number of shares, if any, added back to the share reserve during the preceding calendar year. Upon election to our board of directors, each non-employee director will receive an initial grant of a non-qualified option to purchase 51,000 shares of our common stock, which will vest in forty-eight equal monthly installments. Further, non-employee directors receive an automatic annual grant of a non-qualified option to purchase 13,000 shares of common stock, which will vest in twelve equal monthly installments. The exercise price of any options granted to a non-employee director under the Directors’ Plan is equal to 100% of the fair market value of our common stock on the date of the grant. The Directors’ Plan provides that options granted under the plan will become fully vested and exercisable in the event of a change of control. In January 2011, 166,000 shares of common stock, which was equal to the number of shares subject to grants made under the Directors’ Plan in 2010, less the shares added back from cancellations, were added to the Directors’ Plan.

2007 Employee Stock Purchase Plan

Under the terms of our ESPP, all eligible employees may purchase shares of common stock at 85% of the lower of the fair market value on the first date of each twelve-month offering period or the purchase date. Employees may authorize us to withhold up to 15% of their compensation during any offering period, subject to certain limitations, to purchase shares of our common stock under the ESPP. The ESPP authorized up to 3,596,000 shares of common stock for purchase by our employees during the year ended December 31, 2010. The ESPP share reserve will automatically increase on January 1 of each year through 2017 by the lesser of 1.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, 2,308,000 shares of common stock, or a lesser amount of shares of common stock to be determined by our board of directors prior to the first day of the calendar year. In January 2011, 1,276,000 shares of common stock, which was 1.5% of the outstanding shares of common stock as of December 31, 2010, were added to the ESPP.

RF Magic 2000 Incentive Stock Plan

In connection with our acquisition of RF Magic, we assumed RF Magic’s 2000 Incentive Stock Plan, or the RF Magic Plan, including all of the outstanding stock options issued under the RF Magic Plan, except those held by employees of RF Magic’s French subsidiary. The stock options under the RF Magic Plan that we assumed became options to purchase an aggregate of 2,685,000 shares of our common stock. The stock options held by employees of RF Magic’s French subsidiary that we did not assume remained as options to purchase RF Magic’s common stock. At the time of the acquisition an aggregate of 195,000 shares of RF Magic’s common stock were issuable upon exercise of the unassumed RF Magic options. The unassumed RF Magic options are a subject to put and call option agreements between us, RF Magic and the holders of these options. Under these put and call option agreements, each share of RF Magic common stock issued upon exercise of the unassumed RF Magic options will be exchanged for 0.9344 shares of our common stock, which is equal to the number of shares of our common stock issued in exchange for each outstanding share of RF Magic in the acquisition. We reserved 182,000 shares of our common stock for future issuance under the put and call option agreements as of December 31, 2007. In 2010 and 2009, 18,000 shares and 103,000 shares of our common stock, respectively, were issued in connection with the exercise of RF Magic options subject to put and call option agreements. As of December 31, 2010, options to purchase up to 11,000 shares were vested and outstanding under the RF Magic Plan with weighted average exercise price of $0.95 per share.

Stock option grants under the 2001 Plan and RF Magic Plan are subject to an early exercise provision. Those under the RF Magic Plan allow for early exercise upon approval by our board of directors. Shares of common stock obtained upon early exercise of unvested options or by restricted stock purchase rights are subject to our repurchase at the applicable original issue price and will vest according to the respective agreement. As of December 31, 2010, 2009 and 2008, 53,000, 302,000 and 893,000 shares, respectively, were subject to our repurchase rights.

The consideration received for the exercise of an unvested stock option is considered a deposit of the exercise price, and thus is a liability that is recorded by us. The liability associated with this potential for repurchase, and the related shares, are only reclassified into equity as the option award vests. As a result, we have recorded liabilities as of December 31, 2010, 2009 and 2008 of $0.1 million, $0.3 million and $0.8 million, respectively, for the unvested shares issued upon early exercise of stock options.

Combined Incentive Plan Activity

A summary of our stock option award activity and related information under our existing incentive plans for the years ended December 31, 2010, 2009 and 2008 is set forth below. The following summary excludes options to purchase up to 11,000, 35,000 and 147,000 shares of our common stock subject to put and call option agreements for RF Magic options outstanding as of December 31, 2010, 2009 and 2008, respectively.

	(in thousands, except per share data)
	Number of Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	6,738	$1.28	$40,458

Granted	5,363	3.30
Exercised	(604)	0.61
Cancelled/forfeited/expired	(1,343)	2.49

Outstanding as of December 31, 2008	10,154	2.23	$263

Granted	3,785	2.18
Exercised	(1,221)	0.91
Cancelled/forfeited/expired	(3,577)	3.51

Outstanding as of December 31, 2009	9,141	1.88	$11,916

Granted	3,463	5.23
Exercised	(2,359)	1.51
Cancelled/forfeited/expired	(526)	2.94

Outstanding as of December 31, 2010	9,719	3.10	$87,225

The weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2010, 2009 and 2008 was $3.51, $1.49 and $2.08, respectively. Stock-based compensation expense related to employees for the years ended December 31, 2010, 2009 and 2008 was $10.1 million, $9.3 million and $13.4 million, respectively. The weighted average remaining contractual term of options outstanding as of December 31, 2010 was 8.0 years. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $14.0 million, $2.1 million and $1.8 million, respectively. Option exercises were settled with shares of common stock.

As of December 31, 2010, outstanding options to purchase 3,354,000 shares were exercisable with a weighted average exercise price of $1.88 per share and an aggregate intrinsic value of $34.2 million. The weighted average remaining contractual term of options exercisable as of December 31, 2010 was 6.7 years.

During the year ended December 31, 2010, 619,000 shares of our common stock were purchased through the ESPP which resulted in proceeds to us of $1.4 million.

Restricted stock unit activity for the years ended December 31, 2010, 2009 and 2008 was as follows:

	(in thousands, except per share data)
	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2007	—	$—
Restricted stock units granted	85,500	3.87
Restricted stock units cancelled	(34,000)	3.85

Balance at December 31, 2008	51,500	$3.89
Restricted stock units granted	10,000	2.61
Restricted stock units cancelled	(29,750)	3.88
Restricted stock units vested	(21,750)	3.90

Balance at December 31, 2009	10,000	$2.61
Restricted stock units granted	251,175	4.82
Restricted stock units cancelled	(12,000)	2.97

Balance at December 31, 2010	249,175	$4.82

Stock based compensation expense associated with the above restricted stock unit awards for the years ended December 31, 2010, 2009 and 2008, was $0.4 million, ($0.1) million and $0.2 million, respectively.

As of December 31, 2010, we had 9,977,000 authorized shares available for future issuance under all of our equity incentive plans.

Stock-Based Compensation Expense

Stock-based compensation expense recognized in our statement of operations in 2010, 2009 and 2008 included compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the statement of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We allocated stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cost of net revenues	$384	$138	$251
Research and development	5,049	4,552	7,048
Sales and marketing	1,558	1,401	2,334
General and administrative	3,479	3,276	3,854

Total stock-based compensation expense	$10,470	$9,367	$13,487

We granted options and other stock awards to consultants in connection with their service agreements. For the years ended December 31, 2010, 2009 and 2008, we recorded compensation expense related to these awards of $0.4 million, $0.1 million and $0.1 million, respectively. The fair value of the awards was estimated using a Black-Scholes option-pricing model.

We reviewed and updated our forfeiture rate, expected term and volatility assumptions during the year ended December 31, 2010. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. We use a combination of our historical experience, the contractual term and the average option term of a comparable peer group to determine the expected life of our option grants. The peer group historical term is used due to the limited trading history of our common stock. The estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected life (years)	5.0 - 6.1	6.1	6.1
Contractual term (years) for consultant options	10	10	10
Risk-free interest rate	1.3% - 3.1%	2.4% - 3.2%	2.8% to 4.0%
Expected volatility	80% to 85%	76% to 80%	68% to 70%
Expected dividend yield	—	—	—

The fair value of stock options granted under the ESPP was estimated at the grant date using the following assumptions:

Years Ended December 31,
	2010	2009	2008
Expected life (years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	0.2% to 0.5%	0.1% to 0.9%	1.1% to 1.3%
Expected volatility	63% to 151%	82% to 180%	100% to 116%
Expected dividend yield	—	—	—

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

As of December 31, 2010, we estimate there were $14.8 million in total unrecognized compensation costs related to employee stock option agreements, which are expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2010, we estimate there were $0.8 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.5 years.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance (in thousands):

	As of December 31,
	2010	2009
Exercise of stock awards issued and outstanding	9,719	9,141
Authorized for grants under equity incentive plans	9,977	9,027
Subsidiary stock options subject to put and call options agreements	11	35

Total	19,707	18,203

9. Income Taxes

Income tax provision (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$—	$(100)	$(178)
State	(7)	2	11
Foreign	152	5	118

Total current	$145	$(93)	$(49)

Deferred:
Federal	$(31,591)	$—	$—
State	—	—	—

Total deferred	(31,591)	—	—

Total income tax benefit	$(31,446)	$(93)	$(49)

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax benefit (in thousands):

	Years Ended December 31,
	2010	2009	2008
Tax computed at the federal statutory rate	$11,640	$(4,113)	$(47,747)
State tax, net of federal benefit	1,226	(253)	(2,877)
Goodwill impairment	—	83	32,331
Permanent items	(702)	978	769
Stock-based compensation	71	1,891	2,921
Research credits	(4,513)	(4,509)	(108)
Tax reserves	(2,795)	1,787	146
Change in tax rates	(2,152)	(17)	53
Change in valuation allowance	(35,906)	4,055	14,346
Difference in foreign tax rate	(169)	5	117
Tax attribute write-off	1,854	—	—

Income tax benefit	$(31,446)	$(93)	$(49)

The significant components of our deferred tax assets and liabilities were comprised of the following at December 31, 2010 and 2009 (in thousands):

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$13,718	$25,622
R&D and MIC credit carryforwards	17,352	9,591
Capitalized R&D	3,081	4,816
Other, net	2,304	2,218
Stock-based compensation	4,000	2,940
Acquired intangibles	1,846	1,409

Total deferred tax assets	42,301	46,596
Valuation allowance for deferred tax assets	(10,690)	(46,596)

Net deferred tax assets	$31,611	$—

At December 31, 2010, based on the weight of available evidence, including profitability in recent periods and the availability of expected future taxable income, we concluded that it is more likely than not that the benefits of Federal deferred income tax assets will be realized. Accordingly, we reduced the valuation allowances on our Federal gross deferred income tax assets. We continue to maintain a valuation allowance to offset the California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidance given the present lower apportionment factors now pertaining to our income taxes in California.

The net change in the total valuation allowance was a decrease of $35.9 million in 2010. For the years ended December 31, 2009 and 2008, the valuation allowance increased by $4.1 million and $14.3 million, respectively.

At December 31, 2010, we had total federal and state net operating loss, or NOL, carryforwards of approximately $41.1 million and $32.7 million, respectively. Approximately $8.3 million of the federal NOL relates to stock option deductions which, upon realization, will result in an increase to paid-in capital and a decrease in income taxes payable. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2021 and 2013, respectively.

As of December 31, 2010, we had federal and state research and development tax credit, or R&D, carryforwards of approximately $12.5 million and $11.4 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2021 unless previously utilized. The California R&D tax credit will carryforward indefinitely; however, we presently expect that only a minor portion of this credit will be utilized each year thereby requiring such a long future period of California profits that it does not meet the more-likely-than-not criteria. As of December 31, 2010, we had a California Manufacturer’s Investment Tax Credit, or MIC, carryforward of $0.1 million, which will begin to expire in 2011 unless previously utilized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, utilization of net operating losses and credit carryforwards may be subject to an annual limitation due to future ownership change limitations provided by the Internal Revenue Code and similar state provisions. The tax benefits related to future utilization of federal and state net operating losses and tax credit carryforwards may be limited or lost if cumulative changes in ownership exceed 50% within any three-year period. While there may have been prior changes in ownership, it is anticipated that we will be able to utilize substantially all of our federal and state net operating losses and tax credit carryforwards

We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOLs resulting from excess tax benefits. At December 31, 2010, deferred tax assets did not include $3.2 million of excess tax benefits from share-based compensation.

On January 1, 2007, we adopted guidance that prescribes a recognition threshold and measurement process for recording in the financial statements uncertain positions taken or expected to be taken in a tax return. As of December 31, 2010, the Company’s unrecognized tax benefits totaled $6.7 million, of which $5.4 million would impact the effective tax rate if recognized.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance as of January 1, 2009	$7,293
Increases related to prior year tax positions	1,050
Increases related to current year tax positions	1,177

Balance as of December 31, 2009	$9,520
Decreases related to prior year tax positions	(3,843)
Increases related to current year tax positions	1,048

Balance as of December 31, 2010	$6,725

We do not expect unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2005, however, net operating loss and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2010.

10. Employee Benefits

We have a defined contribution 401(k) plan for employees who are at least 21 years of age. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation, but not in excess of the maximum amounts allowed under the Internal Revenue Code. Our contributions to the plan are discretionary and we made no contributions during the years ended December 31, 2010, 2009 and 2008.

11. Supplemental Disclosure of Cash-Flow and Non-Cash Activity

Cash-Flow

The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cash paid for taxes	$23	$57	$173
Cash paid for interest	—	—	225

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Year Ended December 31,
	2010	2009	2008
Assets acquired in connection with acquisition of Vativ, net of liabilities assumed	$—	$—	$4,287
Repurchase liability for early exercise of stock options	254	439	981
Currency translation adjustment	24	(88)	42
Unrealized loss on investments, net of tax	31	—	—

13. Significant Customer, Vendor and Geographic Information

Customers

Based on direct shipments, customers that exceeded 10% of total net revenues and accounts receivable were as follows:

	Net Revenues			Accounts Receivable
	Years Ended December 31,			As of December 31,
	2010	2009	2008	2010	2009
Actiontec Electronics, Inc.	*	16%	20%	*	11%
Motorola, Inc.	17%	27%	36%	26%	12%
Samsung	*	*	*	11%	*
Wistron NeWeb Corporation	21%	*	*	18%	11%
Zinwell Corporation	*	*	*	*	10%

*	Customer accounted for less than 10% of total net revenues or accounts receivable, as applicable, for the period indicated

Vendors

We had three vendors that represented a significant portion of total purchases (exclusive of payroll and related costs) as follows:

	Years Ended December 31,
	2010	2009	2008
Amkor Technology, Inc.	27%	27%	28%
Taiwan Semiconductor Manufacturing Company, Ltd.	32%	25%	21%
TowerJazz	17%	*	10%

*	Vendor accounted for less than 10% of total purchases (exclusive of payroll and related costs) for the period indicated

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Asia	$195,056	$107,117	$139,157
Europe	3,079	2,193	3,860
United States	2,969	3,097	2,651
North America, other	9,133	3,898	365

	$210,237	$116,305	$146,033

As of December 31, 2010 and 2009, long-lived assets, which represent property, plant and equipment, net of accumulated depreciation, located outside of the United States were not material.

14. Quarterly Financial Data (Unaudited)

The following table presents certain quarterly financial data for the eight consecutive quarters ended December 31, 2010. The unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data. We believe that our quarterly revenue, particularly the mix of revenue components, and operating results are likely to vary in the future. The operating results for any quarter are not necessarily indicative of the operating results for any future period or for any full year.

	Net Revenues	Gross Profit	Net Income (Loss)(1)	Basic Net Income (Loss) Per Share	Diluted Net Income (Loss) Per Share
	(in thousands, except per share data)
Year Ended December 31, 2010
Fourth Quarter	$70,796	$38,032	$48,583 (2)	$0.58	$0.55
Third Quarter	61,310	32,536	11,271	0.15	0.15
Second Quarter	40,680	21,849	3,092	0.04	0.04
First Quarter	37,451	19,750	1,758	0.02	0.02
Year Ended December 31, 2009
Fourth Quarter	$35,078	$18,116	$1,021	$0.01	$0.01
Third Quarter	30,958	15,626	(1,238)	(0.02)	(0.02)
Second Quarter	26,146	12,945	(4,287)	(0.06)	(0.06)
First Quarter	24,123	12,219	(8,736)	(0.13)	(0.13)

(1)	Net loss attributable to common stockholders.
(2)	Includes a net benefit of $31.6 million related to the reduction of the valuation allowance previously recorded on certain of our deferred tax assets.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

ENTROPIC COMMUNICATIONS, INC.

(in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserve for excess and obsolete inventory	2,607	156	(974)	1,789

Total	$2,607	$156	$(974)	$1,789

Year Ended December 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserve for excess and obsolete inventory	1,949	1,182	(524)	2,607

Total	$1,949	$1,182	$(524)	$2,607

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTROPIC COMMUNICATIONS, INC.

By:	/S/ PATRICK HENRY
Patrick Henry President and Chief Executive Officer

Date: February 3, 2011

Each of the undersigned directors and officers of Entropic Communications, Inc., hereby severally constitute Patrick Henry, David Lyle and Trevor Renfield, and each of them singly, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and we hereby grant unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK HENRY Patrick Henry	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	February 3, 2011

/S/ DAVID LYLE David Lyle	Chief Financial Officer (Principal Financial Officer)	February 3, 2011

/S/ TREVOR RENFIELD Trevor Renfield	Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)	February 3, 2011

/S/ UMESH PADVAL Umesh Padval	Chairman of the Board of Directors	February 3, 2011

/S/ ROBERT L. BAILEY Robert L. Bailey	Member of the Board of Directors	February 3, 2011

/S/ THOMAS BARUCH Thomas Baruch	Member of the Board of Directors	February 3, 2011

/S/ KEITH BECHARD Keith Bechard	Member of the Board of Directors	February 3, 2011

/S/ AMIR MASHKOORI Amir Mashkoori	Member of the Board of Directors	February 3, 2011

/S/ KENNETH MERCHANT Kenneth Merchant	Member of the Board of Directors	February 3, 2011

/S/ THEODORE TEWKSBURY Theodore Tewksbury	Member of the Board of Directors	February 3, 2011

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Form of Common Stock Certificate of the Registrant.

10.1+(4)	2007 Equity Incentive Plan and Form of Option Agreement, Form of Option Grant Notice thereunder and Notice of Exercise.

10.2+*	2007 Non-Employee Directors’ Stock Option Plan and Form of Option Agreement, Forms of Grant Notice and Notice of Exercise thereunder.

10.3+(4)	2007 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10.4+(3)	2001 Equity Incentive Plan and Form of Stock Option Agreement, Form of Notice Grant of Stock Option and Form of Stock Option Exercise Notice thereunder.

10.5+(3)	RF Magic, Inc. 2000 Incentive Stock Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.

10.6+(5)	Entropic Communications, Inc. Management Bonus Plan.

10.7+(3)	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.

10.8+(3)	Form of Employee Innovations and Proprietary Rights Assignment Agreement by and between the Registrant and each of its executive officers.

10.9+(6)	Employment Offer Letter dated April 18, 2007 by and between the Registrant and Lance Bridges.

10.10+(7)	Retention Bonus Agreement dated March 31, 2009 by and between the Registrant and Lance Bridges.

10.11+(8)	Amended and Restated Change of Control Agreement dated December 7, 2009 by and between the Registrant and Lance Bridges.

10.12+(8)	Amended and Restated Executive Employment Agreement dated December 7, 2009 by and between the Registrant and Patrick Henry.

10.13+(9)	Employment Offer Letter dated June 15, 2007 by and between the Registrant and David Lyle.

10.14+(7)	Retention Bonus Agreement dated March 31, 2009 by and between the Registrant and David Lyle.

10.15+(8)	Amended and Restated Change of Control Agreement dated December 7, 2009 by and between the Registrant and David Lyle.

10.16+(3)	Director Offer Letter dated September 1, 2004 by and between the Registrant and Amir Mashkoori.

10.17+(3)	Director Offer Letter dated March 25, 2007 by and between the Registrant and Kenneth Merchant.

10.18+(3)	Director Offer Letter dated November 23, 2004 by and between the Registrant and Umesh Padval.

Exhibit Number	Description of Document

10.19+(9)	Director Offer Letter dated June 9, 2009 by and between the Registrant and Keith Bechard.

10.20+(10)	Director Offer Letter dated August 29, 2010 by and between Registrant and Dr. Ted Tewksbury.

10.21+(10)	Director Offer Letter dated September 1, 2010 by and between Registrant and Robert Bailey.

10.22+(5)	Amended and Restated Employment Offer Letter and Relocation Agreement dated March 31, 2010 by and between the Registrant and Tom Lookabaugh.

10.23+(5)	Amended and Restated Change of Control Agreement dated December 3, 2009 by and between the Registrant and Tom Lookabaugh.

10.24+(5)	Amended and Restated Employment Offer Letter and Relocation Agreement dated March 31, 2010 by and between the Registrant and William Bradford.

10.25+(5)	Amended and Restated Change of Control Agreement dated December 14, 2009 by and between the Registrant and William Bradford.

10.26+(5)	Amended and Restated Employment Offer Letter and Relocation Agreement dated March 31, 2010 by and between the Registrant and Vinay Gokhale.

10.27+(5)	Amended and Restated Change of Control Agreement dated December 15, 2009 by and between the Registrant and Vinay Gokhale.

10.28+*	Employment Offer Letter dated April 13, 2010 by and between the Registrant and Michael Farese.

10.29+*	Relocation Agreement dated July 8, 2010 by and between the Registrant and Michael Farese.

10.30+*	Change of Control Agreement dated June 1, 2010 by and between the Registrant and Michael Farese.

10.31(11)	Loan and Security Agreement dated April 11, 2007 by and between the Registrant and Silicon Valley Bank, as amended on March 31, 2008, April 3, 2008 and May 20, 2008.

10.32(12)	Amendment to Loan and Security Agreement dated April 3, 2009 by and between the Registrant and Silicon Valley Bank.

10.33(12)	Amendment to Loan and Security Agreement dated April 22, 2009 by and between the Registrant and Silicon Valley Bank.

10.34(5)	Amendment to Loan and Security Agreement dated April 9, 2010 by and between the Registrant and Silicon Valley Bank.

10.35(3)	Office Lease dated August 31, 2007 by and between the Registrant and Kilroy Realty, L.P.

10.36(3)	Promoter Member Agreement dated November 20, 2003, as amended, by and between the Registrant and Multimedia over Coax Alliance.

10.37#(3)	Corporate Supply Agreement dated March 2, 2006 by and between the Registrant and Motorola, Inc.

10.38#(3)	Development and License Agreement dated September 15, 2002 by and between RF Magic, Inc. and STMicroelectronics N.V.

21.1*	Subsidiaries of the Registrant.

Exhibit Number	Description of Document

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included as part of the signature page).

31.1*	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Filed herewith.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2008.
(5)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 8-K filed with the SEC on April 14, 2010.
(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2008.
(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2009.
(8)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2009.
(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2009.
(10)	Incorporated herein by reference to the Registrant’s Annual Report on Form 8-K filed with the SEC on September 7, 2010.
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2009.
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-Q filed with the SEC on May 5, 2009.