Form 10-Q
period 2011-03-31
ENTROPIC COMMUNICATIONS INC
filed 2011-04-27
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 85,677,191 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of April 22, 2011.

ENTROPIC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2011	December 31, 2010 (1)
Assets
Current assets:
Cash and cash equivalents	$35,405	$98,100
Marketable securities	106,991	48,275
Accounts receivable	23,706	18,244
Inventory	35,363	39,915
Deferred tax assets, current	9,070	14,307
Prepaid expenses and other current assets	5,906	6,226

Total current assets	216,441	225,067
Property and equipment, net	11,626	11,354
Long-term marketable securities	36,734	22,386
Deferred tax assets, long-term	17,304	17,304
Other long-term assets	2,963	2,697

Total assets	$285,068	$278,808

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,853	$18,278
Accrued expenses and other current liabilities	4,550	3,634
Accrued payroll and benefits	4,994	6,666

Total current liabilities	19,397	28,578
Deferred rent	1,455	1,568
Other long-term liabilities	20	72
Stockholders’ equity:
Common Stock	86	85
Additional paid-in capital	429,508	425,767
Accumulated deficit	(165,348)	(177,203)
Accumulated other comprehensive loss	(50)	(59)

Total stockholders’ equity	264,196	248,590

Total liabilities and stockholders’ equity	$285,068	$278,808

(1)	The unaudited condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Net revenues	$71,521	$37,451
Cost of net revenues	31,939	17,701

Gross profit	39,582	19,750
Operating expenses:
Research and development	13,149	11,538
Sales and marketing	4,820	3,778
General and administrative	3,689	2,700

Total operating expenses	21,658	18,016

Income from operations	17,924	1,734
Other income, net	189	25

Income before income taxes	18,113	1,759
Income tax provision	6,258	1

Net income	$11,855	$1,758

Net income per share—basic	$0.14	$0.02

Net income per share—diluted	$0.13	$0.02

Weighted average number of shares used to compute net income per share—basic	85,408	71,322

Weighted average number of shares used to compute net income per share—diluted	89,321	73,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$11,855	$1,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,028	856
Amortization of intangible assets	—	406
Deferred taxes	5,237	—
Stock-based compensation to consultants	130	60
Stock-based compensation to employees	2,824	2,132
Amortization of premiums on investments	742	—
Changes in operating assets and liabilities:
Accounts receivable	(5,462)	(2,720)
Inventory	4,552	(653)
Prepaid expenses and other current assets	321	759
Other long-term assets	(265)	4
Accounts payable	(8,426)	942
Accrued expenses and other current liabilities	966	96
Accrued payroll and benefits	(1,683)	(179)
Deferred rent	(113)	(74)
Other long-term liabilities	(52)	95

Net cash provided by operating activities	11,654	3,482
Investing activities:
Purchases of property and equipment	(1,299)	(609)
Purchases of marketable securities	(73,807)	—

Net cash used in investing activities	(75,106)	(609)
Financing activities:
Net proceeds from the issuance of equity plan exercises	736	370

Net cash provided by financing activities	736	370

Net effect of exchange rates on cash	21	4

Net (decrease) increase in cash and cash equivalents	(62,695)	3,247
Cash and cash equivalents at beginning of period	98,100	35,252

Cash and cash equivalents at end of period	$35,405	$38,499

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP.

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

Revenue Recognition

Our net revenues are generated principally by sales of our semiconductor products. During the three months ended March 31, 2011 and 2010, product net revenues represented more than 99% of our total net revenues.

Our sales primarily occur through the efforts of our direct sales force. The remainder of our sales occurs through third-party sales representatives and distributors. During the three months ended March 31, 2011 and 2010, more than 99% of our sales occurred through the efforts of our direct sales force.

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

We are party to an inventory “hubbing” agreement with Motorola, Inc., or Motorola. Pursuant to this agreement, we deliver products to the designated third-party warehouse based upon Motorola’s projected needs, but do not recognize product revenue unless and until Motorola removes our products from the third-party warehouse to incorporate into its own products.

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

We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the three months ended March 31, 2011 and 2010, we reduced net revenue by $0 and $22,000, respectively, in connection with our rebate programs.

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

For multiple deliverable agreements entered into after December 31, 2009, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. For multiple deliverable agreements entered into on or prior to December 31, 2009, consideration was generally allocated to each unit of accounting based upon its relative fair value when objective and reliable evidence of fair value existed for all units of accounting in the agreement. The fair value of an item was generally the price charged for the product, if the item was regularly sold on a stand-alone basis. To date, multiple deliverable contacts have not been material to net revenues in any related period.

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

Marketable Securities

We account for marketable securities by determining the appropriate classification of such securities at the time of purchase and reevaluating such classification as of each balance sheet date. As of March 31, 2011, all marketable securities were classified as available-for-sale. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, marketable securities, trade receivables, accounts payable and other accrued liabilities approximate their fair value due to the relative short-term maturities. The fair value of marketable securities was determined using the quoted market price for those securities. The carrying amounts of our capital lease obligations and other long-term liabilities approximate their fair value. The fair value of capital lease obligations was estimated based on the current interest rates available to us for debt instruments with similar terms, degrees of risk and remaining maturities.

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and our historical experience. We did not record an allowance for doubtful accounts as of March 31, 2011 and December 31, 2010.

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

Income Taxes

We estimate income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. We estimate the current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are reflected in our balance sheets. We then assess the likelihood that deferred tax assets will be realized. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. When a valuation allowance is established or increased, we record a corresponding tax expense in our statements of operations. When a valuation allowance is decreased, we record the corresponding tax benefit in our statements of operations. We review the need for a valuation allowance each interim period to reflect uncertainties about whether we will be able to utilize deferred tax assets before they expire. The valuation allowance analysis is based on estimates of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable.

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

Recently Issued Accounting Standards

In March 2010, the FASB ratified the milestone method of revenue recognition. Under this new standard, an entity can recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. We have adopted this guidance effective January 1, 2011 and the application of this guidance does not have a material impact on our consolidated financial statements.

2. Supplemental Financial Information

Marketable Securities

The following tables summarize investments by security type (in thousands):

	As of March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$36,977	$1	$(4)	$36,974
Corporate notes/bonds	58,394	22	(28)	58,388
US Treasury and agency notes/bonds	11,625	4	—	11,629

Total marketable securities, short-term	106,996	27	(32)	106,991

Corporate notes/bonds, long-term	21,979	8	(23)	21,964
US Treasury and agency notes/bonds, long-term	14,800	3	(33)	14,770

Total	$143,775	$38	$(88)	$143,725

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$18,978	$—	$(6)	$18,972
Corporate notes/bonds	21,647	2	(20)	21,629
US Treasury and agency notes/bonds	7,675	1	(2)	7,674

Total marketable securities, short-term	48,300	3	(28)	48,275

Corporate notes/bonds, long-term	22,412	2	(28)	22,386

Total	$70,712	$5	$(56)	$70,661

There were no realized gains or losses on our investments in the three months ended March 31, 2011 and 2010.

The following table summarizes the contractual maturities of our available-for-sale securities (in thousands):

As of March 31,
2011
Less than one year	$106,991
Due in one to five years	36,734
Due after five years	—

$143,725

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

The fair value of our financial assets was determined using the following levels of inputs as of March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$20,364	$20,364	$—	$—
Short-term investments:
Commercial paper	36,974	36,974	—	—
Corporate notes/bonds	58,388	58,388	—	—
US Treasury and agency notes/bonds	11,629	11,629	—	—
Long-term investments:
Corporate notes/bonds	21,964	21,964	—	—
US Treasury and agency notes/bonds	14,770	14,770	—	—

Total assets at fair value	$164,089	$164,089	$—	$—

Liabilities:

Deferred compensation	$564	$—	$—	$564

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$88,783	$88,783	$—	$—
Short-term investments:
Commercial paper	18,972	18,972	—	—
Corporate notes/bonds	21,629	21,629	—	—
US Treasury and agency notes/bonds	7,674	7,674	—	—
Long-term investments:
Corporate notes/bonds	22,386	22,386	—	—

Total assets at fair value	$159,444	$159,444	$—	$—

Liabilities:

Deferred compensation	$513	$—	$—	$513

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

The change in liability for the three months ended March 31, 2011 is included in compensation expense as follows (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning liability balance as of December 31, 2010	$513
Increase in compensation expense	51

Ending liability balance as of March 31, 2011	$564

Inventory

The components of inventory were as follows (in thousands):

	March 31, 2011	December 31, 2010
Work in process	$12,170	$15,015
Finished goods	23,193	24,900

Total inventory	$35,363	$39,915

Property and Equipment

Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	March 31, 2011	December 31, 2010
Office and laboratory equipment	5	$12,220	$11,573
Computer equipment	3 - 5	3,679	3,104
Furniture and fixtures	3 - 7	1,657	1,805
Leasehold improvements	Lease term	5,408	5,389
Licensed software	1 - 3	1,530	1,390
Construction in progress		102	225

		24,596	23,486
Accumulated depreciation		(12,970)	(12,132)

Property and equipment, net		$11,626	$11,354

Depreciation and amortization expense for the three months ended March 31, 2011 and 2010 was $1.0 million and $0.9 million, respectively.

Accrued Warranty

The following table presents a rollforward of our product warranty liability, which is included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets (in thousands):

As of March 31,
2011
Beginning balance	$97
Expirations	(13)
Accruals for warranties issued during the year	29
Settlements made during the year	(6)

Ending balance	$107

Accrued Bonuses

We maintain a discretionary management bonus plan. The potential bonus payments made under our plans are based significantly on the achievement of operational, financial and business development objectives for each calendar year. As of March 31, 2011, we believe the achievement of our performance targets specified by the 2011 bonus plan is probable. We accrued $0.6 million in management bonuses for the three months ended March 31, 2011. For the three months ended March 31, 2010, we accrued $0.3 million in management bonuses under the 2010 plan.

Credit Facilities

As of March 31, 2011, we had access to a $5.0 million revolving credit line under the terms of our Loan and Security Agreement, with Silicon Valley Bank, or SVB, which expired in April 2011 and was not renewed. Under the provisions of the credit line agreement, interest was payable at an annual interest rate equal to the prime rate plus 0.5% if we maintained a liquidity ratio of at least 1.75 to 1, or the prime rate plus 2.0% if we maintained a liquidity ratio of less than 1.75 to 1. If any portion of the credit line remained unused at any time, we were required to pay a fee equal to 0.125% per annum of the average unused portion of the credit line so long as we maintained a liquidity ratio of at least 1.75 to 1, or 0.5% per annum of the average unused portion of the credit line when our liquidity ratio fell below 1.75 to 1. The credit line also limited the aggregate amount of assets and collateral that we were allowed to transfer to, and the amount of investments that we were allowed to make in, certain of our subsidiaries, to $600,000 per month. The amount available under the credit line could not exceed 80% of the value of our eligible accounts receivable and was decreased by certain commitments, such as the $1.2 million and $35,000 standby letters of credit that secured our performance under our San Diego, California, and San Jose, California, facility leases, respectively. As of March 31, 2011, the availability was reduced by the two standby letters of credit for our facility leases, and $3.8 million was available under the credit line. We are currently working with our landlords to replace these two standby letters of credit with either an unsecured letter of credit or a cash security deposit.

Purchase Commitments

We had firm purchase order commitments for the acquisition of inventory as of March 31, 2011 and December 31, 2010 of $18.4 million and $26.0 million, respectively.

Stock-Based Compensation

We have in effect equity incentive plans under which incentive stock options, non-qualified stock options and restricted stock units have been granted to employees, directors and consultants to purchase shares of our common stock at a price not less than the fair market value of the stock at the date of grant, except for certain options assumed in connection with a business combination. These equity plans include the 2007 Non-Employee Directors’ Stock Option Plan, under which we continue to grant non-qualified stock options, and the 2007 Equity Incentive Plan, or 2007 Plan, under which we continue to grant non-qualified stock options and restricted stock units. These plans are further described in our the Annual Report on Form 10-K, or Annual Report.

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

Stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 include compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of net revenues	$129	$63
Research and development	1,433	1,079
Sales and marketing	428	312
General and administrative	964	738

Total stock-based compensation expense	$2,954	$2,192

Equity Incentive Plans

As part of our continual evaluation, we reviewed and updated our forfeiture rate, expected term and volatility assumptions during the three months ended March 31, 2011 and there was no significant impact. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. We use a combination of our historical experience, the contractual term and the average option term of a comparable peer group to determine the expected life of our option grants. The peer group historical term is used due to the limited trading history of our common stock. The estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.

We granted options and other stock awards to consultants in connection with their service agreements. For each of the three months ended March 31, 2011 and 2010 we recorded compensation expense related to these awards of $0.1 million. The fair value of the awards was estimated using a Black-Scholes option-pricing model.

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the following assumptions:

	Three Months Ended March 31,
	2011	2010
Expected life (years)	5.0	6.1
Contractual term (years) for consultant options	10	10
Risk-free interest rate	2.01%	3.07%
Expected volatility	86%	80%
Expected dividend yield	—	—

As of March 31, 2011, we estimated there were $13.2 million in total unrecognized compensation costs related to employee stock option agreements, which are expected to be recognized over a weighted-average period of 1.4 years.

For the three months ended March 31, 2011 and 2010, the fair value of expected shares to be issued under the ESPP were estimated using the following assumptions:

Three Months Ended March 31,
	2011	2010
Expected life (years)	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.2% to 0.4%	0.1% to 0.9%
Expected volatility	67% to 74%	82% to 139%
Expected dividend yield	—	—

For the three months ended March 31, 2011 and 2010, we recorded stock-based compensation expense for the ESPP totaling $0.4 million and $0.2 million, respectively. As of March 31, 2011, we estimated there were $0.4 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.4 years.

3. Income Taxes

In order to determine our quarterly provision for income taxes, we used an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which we operate. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Income tax expense for the three months ended March 31, 2011 was $6.3 million, or approximately 35% of pre-tax income, compared to $1,000 of income tax expense for the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2011 is comprised of Federal and State expense at statutory rates less research and development credits which resulted in a 1.5% benefit, offset by an increase in our tax rate of 1.5% due to the impact of certain permanent items. Our net state income tax rate was approximately 0.1%, which was positively impacted by the California single sales factor election to calculate our tax liability.

Income tax expense for the three months ended March 31, 2010 consisted of minimum state tax liabilities.

We file U.S. and state income tax returns in jurisdictions with various statutes of limitations. Our consolidated federal tax return and any significant state tax returns are not currently under examination.

4. Net Income Per Common Share

We compute basic net income per share of common stock by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding for the period. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income—basic and diluted	$11,855	$1,758

Denominator:
Weighted average number of shares of common stock outstanding	85,443	71,544
Less: Restricted stock	(35)	(222)

Weighted average number of shares used to compute net income per share—basic	85,408	71,322

Effect of dilutive securities:
Restricted stock	35	222
ESPP shares	94	37
Stock award common share equivalents	3,784	2,408

Weighted average number of shares used to compute net income per share—diluted	89,321	73,989

Net income per share—basic	$0.14	$0.02

Net income per share—diluted	$0.13	$0.02

For the three months ended March 31, 2011 and 2010, 0.5 million and 3.2 million, respectively, potentially dilutive securities were not included in the diluted net income per share calculations because they would be antidilutive.

5. Supplemental Disclosure of Cash-Flow and Non-Cash Activity

Cash-Flow

The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash paid for taxes	$—	$—

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Three Months Ended March 31,
	2011	2010
Repurchase liability for early exercise of stock options	$51	$48
Currency translation adjustment	(6)	(3)
Unrealized loss on investments, net of tax	(4)	—

6. Significant Customer, Vendor and Geographic Information

Customers

Based on direct shipments, customers that exceeded 10% of total net revenues or accounts receivable were as follows:

	Net Revenues		Accounts Receivable
	Three Months Ended March 31,		As of March 31,		As of December 31,
	2011	2010	2011		2010
Motorola, Inc.	22%	21%	34%		26%
Samsung Electronics Co., Ltd.	*	*		*	11%
Technicolor	*	11%		*	*
Wistron NeWeb Corporation	20%	*	18%		18%
Zinwell Corporation	*	13%		*	*

*	Customer accounted for less than 10% of total net revenues or accounts receivable, as applicable, for the period indicated

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Asia	$66,194	$33,798
Europe	211	506
United States	427	1,668
North America, other	4,689	1,479

Total	$71,521	$37,451

As of March 31, 2011 and 2010, long-lived assets, which represent property, plant and equipment, net of accumulated depreciation, located outside of the United States were not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and related notes as of and for the year ended December 31, 2010 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, or Annual Report.

Forward-Looking Statements

All statements included in this Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning our ability to sustain profitability; the competitive nature of the markets in which we compete and the effect of competing products and technologies; the demand for our products; the adoption of our technologies and the Multimedia over Coax Alliance, or MoCA, standard; the competitive nature of service providers; our dependence on manufacturers, sales representatives, distributors and other third parties; our ability to create and introduce new products and technologies; our ability to effectively manage our growth; our ability to successfully acquire companies or technologies that would complement our business; the ability of our contract manufacturers to produce and deliver products in a timely manner and at satisfactory prices; the transitioning of our silicon products to improved manufacturing process technologies; our ability to protect our intellectual property and avoid infringement of the intellectual property of others; our reliance on our key personnel; the effects of government regulation; our ability to obtain sufficient capital to expand our business; our ability to manage our business in the midst of an economic recession; the cyclical nature of our industry; our ability to effectively transact business in foreign countries; and our ability to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act.

The forward-looking statements contained in this Quarterly Report are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under Part II, Item 1A, Risk Factors and elsewhere in this Quarterly Report, and in our other filings with the Securities and Exchange Commission, or SEC. These forward-looking statements reflect our management’s belief and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report and are subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements in this Quarterly Report or in our other filings with the SEC.

In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in these forward-looking statements.

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

Our products allow telecommunications carriers, cable operators and DBS service providers, which we collectively refer to as service providers, as well as providers of over-the-top, or OTT, services, to enhance and expand their service offerings and reduce deployment costs in an increasingly competitive environment. Our MoCA home networking solutions are now being deployed into consumer homes to support multi-room digital video recorder, or DVR, service by Comcast Corp., or Comcast, Cox Communications, Inc., or Cox, DIRECTV Holdings LLC, or DIRECTV, Time Warner Cable Inc., or Time Warner Cable, and Verizon Communications, Inc., or Verizon, as well as by a number of smaller service providers.

In December 2004, we introduced and commenced commercial shipments of our home networking products. In the first quarter of 2006, we began commercially shipping our broadband access solutions. In May 2007, we acquired Arabella Software Ltd., or Arabella, a developer of embedded software. In June 2007, we acquired RF Magic, Inc., or RF Magic, a provider of digital broadcast satellite outdoor unit, or DBS ODU, and silicon tuner solutions. In 2008, we acquired certain specified assets of Vativ Technologies, Inc., or Vativ, a provider of high-bandwidth, advanced digital processing solutions for digital television and 10 gigabit Ethernet markets. Since inception, we have invested heavily in product development and have only recently achieved profitability on an annual basis, with a net income of $64.7 million for the year ended December 31, 2010 and a net income of $11.9 million for the three months ended March 31, 2011. In 2010, our net revenues increased to $210.2 million from $116.3 million in 2009. Our net revenues increased from $37.5 million for the three months ended March 31, 2010 compared to $71.5 million for the three months ended March 31, 2011. These revenue increases were primarily due to the increased demand for our home networking products and our DBS ODU products, which is directly related to the increased deployment of our products into consumer homes by satellite and cable operators. As of March 31, 2011, we had an accumulated deficit of $165.3 million.

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

We rely on a limited number of customers for a significant portion of our net revenues. Sales to these customers are in turn driven by service providers that purchase our customers’ products which incorporate our products. A substantial percentage of our net revenues are dependent upon six major service providers: Comcast, Cox, DIRECTV, DISH Network Corporation, or DISH Network, Time Warner Cable and Verizon. In addition, we are dependent on sales outside of the United States for almost all of our net revenues and expect that to continue in the future.

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

We expect research and development expenses in future years to continue to increase in total dollars as we develop additional products and expand our business, and to fluctuate over the course of the year based on the timing of our development tools and supply costs, which include outside services, masks costs and software licenses. We also anticipate that our sales and marketing expenses will continue to increase as we expand our domestic and international sales and marketing organization and activities and build brand awareness. Due to the lengthy sales cycles that we face, we may experience significant delays from the time we incur research and development and sales and marketing expenses until the time, if ever, that we generate sales from the related products.

Since our inception, we have funded our operations using a combination of preferred stock issuances, cash collections from customers, bank credit facilities, cash received from the exercise of stock options and proceeds from public offerings of our common stock. For example, in October 2010, we completed a public offering of 10,750,000 shares of our common stock, which resulted in net proceeds of approximately $99.3 million. We intend to continue spending substantial amounts in connection with the growth of our business to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended March 31,
	2011	2010
Net revenues	100%	100%
Cost of net revenues	45	47

Gross profit	55	53
Operating expenses:
Research and development	18	31
Sales and marketing	7	10
General and administrative	5	7

Total operating expenses	30	48

Income from operations	25	5
Income tax provision	9	—

Net income	16%	5%

Comparison of Three Months Ended March 31, 2011 and 2010

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Three Months Ended March 31,
	2011	2010	% Change
Net revenues	$71,521	$37,451	91%

Our net revenues for the three months ended March 31, 2011 were $71.5 million compared to net revenues of $37.5 million during the same period in 2010, an increase of $34.1 million or 91%. The increase in net revenues in 2011 was driven by higher demand for our home networking products, which were the result of deployments of MoCA enabled devices by existing and new service providers during the first quarter of 2011, as well as an increase in the deployment of DBS ODU products by DIRECTV.

Gross Profit/Gross Margin

	Three Months Ended March 31,
	2011	2010	% Change
Gross profit	$39,582	$19,750	100%
% of net revenues	55%	53%

Gross profit for the three months ended March 31, 2011 was $39.6 million, an increase of $19.8 million, or 100%, from gross profit of $19.8 million during the same period in 2010. This increase was primarily due to higher net revenues from the sale of our home networking products and our DBS ODU products. Additionally, gross margin increased due to lower unit costs of both our home networking products and our DBS ODU products, principally as a result of more favorable manufacturing costs.

Research and Development Expenses

	Three Months Ended March 31,
	2011	2010	% Change
Research and development	$13,149	$11,538	14%
% of net revenues	18%	31%

Research and development expenses increased by $1.6 million, or 14%, to $13.1 million during the three months ended March 31, 2011 from $11.5 million during the same period in 2010. This $1.6 million increase was primarily due to increased personnel costs of $1.1 million (of which $0.4 million was due to stock-based compensation) which was primarily attributable to the 18% increase in the number of employees engaged in research and development activities during the three months ended March 31, 2011 compared to the same period in 2010. The remaining increase in research and development expenses is primarily related to an increase in overhead allocations which resulted from a general increase in research and development activities during the three months ended March 31, 2011 as compared to the same period in 2010.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2011	2010	% Change
Sales and marketing	$4,820	$3,778	28%
% of net revenues	7%	10%

Sales and marketing expenses increased by approximately $1.0 million, or 28% to $4.8 million during the three months ended March 31, 2011 from $3.8 million during the same period in 2010. This $1.0 million increase was primarily due to increased personnel costs of $0.6 million (of which $0.1 million was due to stock-based compensation), attributable to an 11% increase in the number of employees engaged in sales and marketing activities to support our growth. General customer support and marketing and trade show related activities contributed to the remaining increase of $0.4 million.

General and Administrative Expenses

	Three Months Ended March 31,
	2011	2010	% Change
General and administrative	$3,689	$2,700	37%
% of net revenues	5%	7%

General and administrative expenses increased by approximately $1.0 million, or 37% to $3.7 million during the three months ended March 31, 2011 from $2.7 million during the same period in 2010. This increase was primarily due to increased personnel costs of $0.6 million (of which $0.2 million was due to stock-based compensation), attributable to a 17% increase in the number of employees engaged in general and administrative activities to support our growth. An increase in outside services and consulting expenses accounted for $0.3 million of the remaining increase of $0.4 million.

Other Income, net

Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was approximately $0.2 million during the three months ended March 31, 2011 compared to $25,000 during the same period in 2010. This increase was primarily due to the increase in interest income concurrent with the increase in our cash and marketable securities balance during the three months ended March 31, 2011 as compared to the same period in 2010.

Income Taxes

Income tax expense for the three months ended March 31, 2011 was $6.3 million, or approximately 35% of pre-tax income compared to $1,000 income tax expense for the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2011 is comprised of Federal and State expense at statutory rates less research and development credits which resulted in a 1.5% benefit, offset by an increase in our tax rate of 1.5% due to the impact of certain permanent items. Our net state income tax rate was approximately 0.1%, which was positively impacted by the California single sales factor election to calculate our tax liability. Income tax expense for the three months ended March 31, 2011 is based on our estimated annual effective tax rate for the full fiscal year ending December 31, 2011. Due to the expected utilization of net operating loss carryforwards and research and development credits that offset our taxes payable, our current income tax expense in 2011 is significantly higher than our actual cash tax liability. Income tax expense during the three months ended March 31, 2010 represented minimum state tax payments.

Liquidity and Capital Resources

As of March 31, 2011 and December 31, 2010, we had cash, cash equivalents and marketable securities of $179.1 million and $168.8 million, respectively.

In October 2010, we completed a public offering in which 10,750,000 shares of our common stock were sold on our behalf at a price to the public of $9.70 per share, and which resulted in gross offering proceeds of $104.3 million and net offering proceeds of approximately $99.3 million after deducting underwriting commissions and offering expenses payable by us.

As of March 31, 2011, we had access to a $5.0 million revolving credit line under the terms of our Loan and Security Agreement, with Silicon Valley Bank, or SVB, which expired in April 2011 and was not renewed. Under the provisions of the credit line agreement, interest was payable at an annual interest rate equal to the prime rate plus 0.5% if we maintained a liquidity ratio of at least 1.75 to 1, or the prime rate plus 2.0% if we maintained a liquidity ratio of less than 1.75 to 1. If any portion of the credit line remained unused at any time, we were required to pay a fee equal to 0.125% per annum of the average unused portion of the credit line so long as we maintained a liquidity ratio of at least 1.75 to 1, or 0.5% per annum of the average unused portion of the credit line when our liquidity ratio fell below 1.75 to 1. The credit line also limited the aggregate amount of assets and collateral that we were allowed to transfer to, and the amount of investments that we were allowed to make in, certain of our subsidiaries, to $600,000 per month. The amount available under the credit line could not exceed 80% of the value of our eligible accounts receivable and was decreased by certain commitments, such as the $1.2 million and $35,000 standby letters of credit that secured our performance under our San Diego, California, and San Jose, California, facility leases, respectively. As of March 31, 2011, the availability was reduced by the two standby letters of credit for our facility leases, and $3.8 million was available under the credit line. We are currently working with our landlords to replace these two standby letters of credit with either an unsecured letter of credit or a cash security deposit.

The following table shows our cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$11,654	$3,482
Net cash used in investing activities	(75,106)	(609)
Net cash provided by financing activities	736	370
Net effect of exchange rates on cash	21	4

Net (decrease) increase in cash and cash equivalents	$(62,695)	$3,247

Cash Flows from Operating Activities

Net cash provided by operating activities was $11.7 million for the three months ended March 31, 2011. Sources of cash provided by operating activities included cash generated from net income of $11.9 million, which included non-cash charges of $5.2 million related to deferred income taxes, $3.0 million in stock compensation expenses, depreciation and amortization expense of $1.0 million and amortization of premiums on marketable securities of $0.7 million. Offsetting the non-cash charges were uses of cash of $10.2 million related to working capital changes. Cash used for working capital purposes included a decrease in our accounts payable balance of $8.4 million due to the timing of payments for inventory purchases, an increase in our accounts receivable balance of $5.5 million due to higher revenues and a more linear quarter and a reduction in accrued payroll and benefit expenses of approximately $1.7 million due to payments of fiscal year end incentive bonuses in the first quarter of 2011. These working capital uses of cash were partially offset by working capital sources of cash including a decrease in our inventory balances of $4.6 million as we reduced our inventory levels on our MoCA products during the quarter and an increase in accrued expenses and other liabilities of approximately $1.0 million primarily due to an increase in income taxes payable.

Net cash provided by operating activities was $3.5 million for the three months ended March 31, 2010, primarily resulting from net income of $1.8 million, $2.2 million in stock compensation expenses, depreciation and amortization of $1.3 million, a $0.9 million increase in accounts payable and other liabilities driven primarily by an increase in inventory and a $0.8 million decrease in prepaid expenses. These increases in net cash were offset by an increase in accounts receivable of $2.7 million due to an increase in sales during the three months ended March 31, 2010 and a $0.7 million increase in inventory primarily related to our silicon tuner products, new deployments of our home networking products and increased demand of our channel stacking switch products.

Cash Flows from Investing Activities

Net cash used in investing activities was $75.1 million for the three months ended March 31, 2011 due to purchases of available-for-sale securities of $73.8 million and purchases of property and equipment of $1.3 million, primarily consisting of research and development equipment.

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2010 due to purchases of property and equipment primarily consisting of research and development equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2011, due to proceeds from the issuance of common stock in connection with stock option exercises.

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2010, due to proceeds from the issuance of common stock in connection with stock option exercises.

We believe that our cash, cash equivalents and investments of $179.1 million as of March 31, 2011, will be sufficient to fund our projected operating requirements for at least the next 12 months.

We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies. In October 2010, we completed a public offering of 10,750,000 shares of our common stock, which resulted in net proceeds of approximately $99.3 million. In the future we may not be able to obtain such financing on favorable terms or at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, prohibit us from repurchasing our stock or making investments or force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.

Indemnities

In the ordinary course of business, we have entered into agreements that include indemnity provisions with certain customers. Based on historical experience and information known as of March 31, 2011, we have not recorded any indemnity obligations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our financial statements which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are discussed in our Annual Report and there have been no material changes to such policies.

Recent Accounting Pronouncements

On March 31, 2010, the Financial Accounting Standards Board, or FASB, ratified the milestone method of revenue recognition. Under this new standard, an entity can recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the entity. The milestone method of revenue recognition is effective for fiscal years beginning on or after June 15, 2010 and may be applied prospectively after the adoption date or retrospectively for all periods presented. We have adopted this guidance effective January 1, 2011 and the application of this guidance did not have a material impact on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to us.

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

All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. The fair value of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values. At March 31, 2011, we had $179.1 million in cash, cash equivalents and investments, all of which are stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of the $35.4 million of cash and cash equivalents held as of March 31, 2011, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the fair value of the $143.7 million of our investments by approximately $1.0 million.

Item 4.	Controls and Procedures

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

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item  1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold or sell our common stock, you should carefully consider the following information, the other information in this Quarterly Report and information contained in our Annual Report and in our other filings with the SEC. If any of these risks were to occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Moreover, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in our Annual Report.

Risks Related to Our Business

We have had net operating losses for most of the time we have been in existence, had an accumulated deficit of $165.3 million as of March 31, 2011 and only recently became profitable on an annual basis, and we are unable to predict whether we will remain profitable.*

We were incorporated in 2001, did not commence shipping production quantities of our home networking products until December 2004 and only recently became profitable on an annual basis. Consequently, any predictions about future performance may not be as accurate as they could be if we had a longer history of successfully commercializing our home networking solutions and profitable operations. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.

For the year ended December 31, 2010, we incurred net income of $64.7 million. For the years ended December 31, 2009 and 2008, we incurred net losses of $13.2 million and $136.4 million, respectively. Although we became profitable on an annual basis in 2010, we have incurred substantial net losses since our inception and, as of March 31, 2011, we had an accumulated deficit of $165.3 million. We may incur operating losses in the future as we continue to make significant expenditures related to the development of our products and the expansion of our business. Our ability to sustain profitability depends on the extent to which we can maintain or increase revenue and control our costs in order to, among other things, counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures, or unforeseen difficulties or costs associated with the integration of acquired assets or businesses. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, we are unable to predict the extent of our profitability or future losses. If we are unable to achieve adequate growth, we may not sustain profitability.

We face intense competition and expect competition to increase in the future, with many of our competitors being larger, more established and better capitalized than we are.*

The markets for our products are extremely competitive and have been characterized by rapid technological change, evolving industry standards, rapid changes in customer requirements, short product life cycles and frequent introduction of next generation and new products, as well as competing technologies. This competition could make it more difficult for us to sell our products and result in increased pricing pressure, reduced gross profit as a percentage of revenues or gross margins, increased sales and marketing expenses and failure to increase or the loss of market share or expected market share. Semiconductor products in particular have a history of declining prices driven by customer insistence on lower prices as the cost of production is reduced and as demand falls when competitive products or newer, more advanced products are introduced. If market prices decrease faster than product costs, our gross margins and operating margins would be adversely affected. Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we currently face, or in the future expect to face, competition from companies such as Broadcom Corporation, or Broadcom, STMicroelectronics N.V., Trident Microsystems, Inc., Sigma Designs, Inc., Cisco Systems, Inc., Intel Corporation, Marvell Technology Group Ltd., Lantiq Deutschland GmbH and Vixs Systems, Inc. in the sale of MoCA-compliant chipsets and technology. For example, Broadcom has announced the availability of several multi-format video decoder system-on-a-chip solutions with integrated MoCA functionality. Broadcom’s MoCA home networking reference design platform, which is based on

Broadcom’s MoCA-enabled system-on-a-chip product, has achieved MoCA 1.0 and MoCA 1.1 certification from the MoCA certification board and Broadcom, among other companies, is expected to release MoCA 2.0 products in 2011. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge and could acquire significant market share. Further, our current and potential competitors may also enter into licensing arrangements with third parties with respect to MoCA chipsets or technology on licensing terms that are more favorable than the licensing terms that we would be able to offer through the direct licensing of our MoCA chipsets and technology to such third parties. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop products or technologies that cause our products and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.

Currently, we face competition from a number of established companies that offer products based on competing technologies, such as Data over Cable Service Interface Specifications, versions of Digital Subscriber Line, or DSL, Ethernet, HomePNA, HomePlug AV, Broadband over Power Line, High Performance Network Over Coax, or HiNOC, Wi-Fi and WiMAX. Although some of these competing technologies were not originally designed to operate over coaxial cables, our competitors have modified certain technologies, including HomePNA, HomePlug AV, Broadband over Power Line and Wi-Fi, to work on the same in-home coaxial cables that our MoCA-based products use. We also expect to face competition from companies that offer products based on G.hn technology in the future. Many of our competitors and potential competitors are substantially larger and have longer operating histories, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Given their capital resources, many of these larger organizations are in a better position to withstand any significant reduction in customer purchases or market downturns. Many of our competitors also have broader product lines and market focus, allowing them to bundle their products and services and effectively use other products to subsidize lower prices for those products that compete with ours or to provide integrated product solutions that offer cost advantages to their customers. In addition, many of our competitors have been in operation much longer than we have and therefore have better name recognition and more long-standing and established relationships with service providers, ODMs and OEMs.

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

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*

We derive a substantial portion of our revenues from a limited number of customers. For example, for the year ended December 31, 2010, Wistron NeWeb Corporation, or Wistron, and Motorola accounted for 21% and 17% of our net revenues, respectively; for the year ended December 31, 2009, Actiontec Electronics Inc., or Actiontec, and Motorola accounted for 16% and 27% of our net revenues, respectively; and for the year ended December 31, 2008, Actiontec and Motorola accounted for 20% and 36% of our net revenues, respectively. More recently, during the three months ended March 31, 2011, Motorola and Wistron accounted for approximately 22% and 20% of our net revenues, respectively. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

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

Our results could be adversely affected if our customers or the service providers who purchase their products are unable to successfully compete in their respective markets.*

Our customers and the service providers that purchase products from our customers face significant competition from their competitors. We rely on these customers’ and service providers’ ability to develop products and/or services that meet the needs of their customers in terms of functionality, performance, availability and price. If these customers and service providers do not successfully compete, they may lose market share, which would negatively impact the demand for our products. For example, for our home networking products, there is intense competition among service providers to deliver video and other multimedia content into and throughout the home. For the sale of our home networking products, we are currently dependent on the ability of a limited number of service providers to compete in the market for the delivery of HD video and other multimedia content. Therefore, factors influencing the ability of these service providers to compete in this market, such as competition from alternative content providers or laws and regulations regarding local cable franchising or satellite broadcasting rights, could have an adverse effect on our ability to sell home networking products. In addition, our digital broadcast satellite outdoor unit products are primarily supplied to digital broadcast satellite service providers by our ODM and OEM customers. Digital broadcast satellite service providers are facing significant competition from telecommunications carriers and cable service operators as they compete for customers in terms of video, voice and data services. Moreover, ODMs and OEMs who market satellite set-top boxes using our silicon tuners are competing with a variety of Internet protocol-based video delivery solutions, including versions of DSL technology and certain fiber optic-based solutions. Many of these technologies compete effectively with satellite set-top boxes and do not require tuners such as the ones we sell. If our customers and the service providers who purchase products from our customers that incorporate our products do not successfully compete, they may lose market share, which would reduce demand for our products.

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

Some service providers, ODMs and OEMs have adopted, and others may adopt, multimedia content delivery solutions that rely on technologies other than the MoCA standard or may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, MoCA-based solutions. The alternative technology solutions, which compete with MoCA-based solutions, include Data over Cable Service Interface Specifications, versions of DSL, Ethernet, HomePNA, HomePlug AV, Broadband over Power Line, HiNOC, Wi-Fi and WiMAX. It is critical to our success that additional service providers, including telecommunications carriers, digital broadcast satellite service providers and cable operators, adopt the MoCA standard for home networking. If the market for MoCA-based solutions does not continue to develop or develops more slowly than we expect, or if we make errors in predicting adoption and deployment rates for these solutions, our revenues may be significantly adversely affected. Our operating results may also be adversely affected by any delays in consumer adoption of OTT services, or if the market for OTT services develops more slowly than we expect.

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

•	changes in demand for our products or those offered by service providers and our customers;

•	the timing and amount of orders, especially from significant service providers and customers;

•	the seasonal nature of the sales of products that incorporate our products by certain service providers which may affect the timing of orders for our products;

•	the level and timing of capital spending of service providers, both in the United States and in international markets;

•	competitive market conditions, including pricing actions by us or our competitors;

•	adverse market perception of MoCA-compliant products;

•	any delay in the approval of the new MoCA standard (MoCA 2.0) by the alliance, OEMs or service providers;

•	our unpredictable and lengthy sales cycles;

•	the mix of products and product configurations sold;

•	our ability to successfully define, design and release new products on a timely basis that meet customers’ or service providers’ needs;

•	costs related to acquisitions of complementary products, technologies or businesses;

•	new product introductions and enhancements, or the market anticipation of new products and enhancements, by us or our competitors;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and the effect of our use of inventory “hubbing” arrangements;

•	unexpected changes in our operating expenses;

•	general economic conditions (including the recent industry and economic downturn) and political conditions in the countries where we operate or our products are sold or used;

•	our ability to attain and maintain production volumes and quality levels for our products, including adequate allocation of wafer, assembly and test capacity for our products by our subcontractors;

•	our customers’ ability to obtain other components needed to manufacture their products;

•	the cost and availability of components and raw materials used in our products, including, without limitation, the price of gold;

•	changes in manufacturing costs, including wafer, test and assembly costs, manufacturing yields and product quality and reliability;

•	productivity of our sales and marketing force;

•	our inability to reduce operating expenses in a particular quarter if revenues for that quarter fall below expectations;

•	future accounting pronouncements and changes in accounting policies;

•	disputes between content owners and service providers that results in the delay or elimination of the mass production and sale of products using our technology;

•

labor disputes that result in the cancellation of widely-viewed televised events (e.g., sporting events) causing potential or existing subscribers’ to cancel or delay the purchase of products, that incorporate our technology, from service providers;

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

Market-specific risks affecting the digital television, digital television set-top boxes and digital television peripheral markets could impair our ability to successfully sell our silicon tuners.*

The market for digital television applications in digital televisions, digital television set-top boxes and digital television peripherals is characterized by certain market-specific risks, any of which may adversely affect our ability to sell our silicon tuners. For example, sellers of module tuners or tuner silicon providers that offer similar or better functionality than our silicon tuner solutions may dramatically lower their prices and become more competitive than we are in the tuner market. In addition, our silicon tuners may not meet the specifications or have the feature sets desired by our customers or may not be architecturally compatible with other components in the customers’ designs. Our efforts to penetrate the digital television market, in particular, will depend on our ability to overcome these and other challenges. To the extent our efforts are adversely affected by any of these risks or are otherwise unsuccessful, the demand for our silicon tuner products may not develop as anticipated or decline which would adversely affect our revenues, financial condition and results of operations.

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

In addition, if areas characterized by fiber optic networks that terminate within one kilometer of customer premises do not continue to grow, or we are unable to develop broadband access products that are competitive outside of these areas, the demand for our broadband access products may not grow and our revenues may be limited. Even if the markets in which our broadband access products are targeted continue to grow or we are able to serve additional markets, customers and service providers may not adopt our technology. There are a growing number of competing technologies for delivering high-speed broadband access from the service provider’s network to the customer’s premises. For example, our broadband access products face competition from products using data over cable service interface specifications, or DOCSIS, versions of DSL, Ethernet and WiMAX-based solutions. Moreover, there are many other access technologies that are currently in development including some low cost proprietary solutions. If service providers adopt competing products or technologies, the demand for our broadband access products will decline and we may not be able to generate significant revenues from these products.

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

The inability to integrate successfully any businesses we acquire, or any significant delay in achieving integration, could delay introduction of new products and require expenditure of additional resources to achieve integration. For example, although we recorded significant amounts of goodwill and other intangible assets in connection with the acquisitions we completed in 2007 and 2008, as a result of the recent industry and economic turmoil and its effects on our market value and business outlook, we had to reduce the carrying amount of all of these long-lived assets and, as of March 31, 2011, we had recorded an aggregate impairment charge of $113.4 million against our goodwill and intangible assets carrying value related to these acquisitions.

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

Our product development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*

Our product development efforts require substantial research and development expense. Our research and development expense was $13.1 million and $11.5 million for the three months ended March 31, 2011 and 2010, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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

We depend on a limited number of third parties to manufacture, assemble and test our products which reduces our control over key aspects of our products and their availability.*

We do not own or operate a manufacturing, assembly or test facility for our products. Rather, we outsource the manufacture, assembly and testing of our products to third-party subcontractors including TSMC, Jazz Semiconductor, Inc. (a wholly owned subsidiary of Tower Semiconductor, Inc), or TowerJazz, Amkor Technologies, Inc. and Giga Solution Tech. Co., Ltd. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality products on time. Our reliance on sole or limited suppliers involves several risks, including susceptibility to increased manufacturing costs if competition for foundry capacity intensifies and reduced control over the following:

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

Our products may contain defects or errors which may adversely affect their market acceptance and our reputation and expose us to product liability claims.*

Our products are very complex and may contain defects or errors, especially when first introduced, when in full production, or when new versions are released. Despite testing, errors may occur. Product errors could affect the performance of our products, delay the development or release of new products or new versions of products, adversely affect our reputation and our customers’ willingness to buy products from us, and adversely affect market acceptance of our products. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning our products, subject us to liability for damages and divert our resources from other tasks. Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a device or application in which our product is used, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our products, could result in the delay or loss of market acceptance of our products, and therefore delay our ability to recognize revenue from sales, and any necessary revisions may cause us to incur significant expenses. Moreover, since one of the key benefits of our home networking products is reduction of the need for truck rolls, problems with our products would likely result in a greater number of truck rolls and this in turn could adversely affect our sales. The occurrence of any such problems could harm our business, operating results and financial condition.

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

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.*

We intend to continue spending substantial amounts to grow our business. We may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. Our Loan and Security Agreement, as amended, with Silicon Valley Bank, or SVB, expired in April 2011 in accordance with its terms and was not renewed. When and if a need for credit arises in the future, we have no assurance that we will be able to obtain such credit from SVB or any other lender.

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

We devote significant monetary and managerial resources to ensure our compliance with public company regulations.*

As a public company, we incur significant legal, accounting and other expenses to ensure our compliance with various public company regulations, including the Sarbanes-Oxley Act, and various rules and regulations adopted by the SEC and The NASDAQ Stock Market, or NASDAQ. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal controls for financial reporting, and our management and other personnel devote a substantial amount of time to ensure our compliance with the Sarbanes-Oxley Act’s requirements. Compliance with the Sarbanes-Oxley Act requires us to adopt processes and procedures that make some activities more time-consuming and costly, thereby adding to our cost of operations. To ensure that we are in compliance with the Sarbanes-Oxley Act, and as required by the Sarbanes-Oxley Act, we perform system and process evaluation and testing of our internal controls over financial reporting annually to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls. If we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

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

Risks Related to International Operations

We expect a significant portion of our future revenues to come from our international customers and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised 99% and 96% of our total revenues for the three months ended March 31, 2011 and 2010, respectively. International business activities involve certain risks, including:

•	difficulties involved in the staffing and management of geographically dispersed operations;

•	longer sales cycles in certain countries, especially on initial entry into a new geographical market;

•	greater difficulty evaluating a customer’s ability to pay, longer accounts receivable payment cycles and greater difficulty in the collection of past-due accounts;

•	general economic conditions in each country;

•	challenges associated with operating in diverse cultural and legal environments;

•	seasonal reductions in business activity specific to certain markets;

•	loss of revenue, property and equipment from expropriation, natural disasters, nationalization, war, insurrection, terrorism and other political risks;

•	foreign taxes and the overlap of different tax structures, including modifications to the U.S. tax code as a result of international trade regulations;

•	foreign technical standards;

•	changes in currency exchange rates; and

•	import and export licensing requirements, tariffs, and other trade and travel restrictions.

To the extent our international sales are adversely affected by any of these risks or are otherwise unsuccessful, we could experience a reduction in revenue and our operating results could suffer.

In addition, the laws that govern the protection of intellectual property rights in certain foreign countries where we sell our products, such as China and Korea, can make recognition and enforcement of contractual and intellectual property rights more expensive and difficult than is the case in the United States. In particular, we may have difficulty preventing ODMs and OEMs in these countries from incorporating our inventions, technologies, copyrights or trademarks into their products without our authorization or without paying us licensing fees. We may also experience difficulty enforcing our intellectual property rights in these countries, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. Unauthorized use of our technologies and intellectual property rights may dilute or undermine the strength of our brand. Further, if we are not able to adequately monitor the use of our technologies by foreign-based ODMs and OEMs, or enforce our intellectual property rights in foreign countries, our revenue potential could be adversely affected.

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

The recent earthquake and tsunami in Japan could result in increased costs and could reduce or delay sales.*

The recent earthquake and tsunami in Japan interrupted worldwide supply chains for semiconductors and related components. While our business has not suffered a direct loss from these events, the shortages and production delays associated with the earthquake and tsunami could ultimately have a material adverse effect on our business. For example, our manufacturing costs could increase or we could experience manufacturing delays due to supply constraints involving materials or components used to manufacture and package our products. Such delays could affect the amount and timing of our revenues, and, if we were unable to pass manufacturing cost increases on to our customers, our gross margins and profitability could decrease. Even if we do not experience increased costs or production delays for our products, there may be shortages or production delays for other components that are included in the finished goods that incorporate our products. Such shortages of other component parts could result in customers postponing or canceling orders for our products, which would negatively impact the amount and timing of our revenues and potentially increase our inventory carrying costs.

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

In addition, the stock markets, and in particular NASDAQ, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

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

Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*

As of March 31, 2011, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 12.1% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	delaying, deferring or preventing a change of control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities of the Company that were sold during the three months ended March 31, 2011:

(1)	As of December 31, 2010, options to purchase up to 1,451,474 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the three months ended March 31, 2011, options exercisable for up to 641 shares of common stock were cancelled without being exercised and options to purchase 253,717 shares of common stock were exercised at a weighted average exercise price of $1.00 per share. As of March 31, 2011, options to purchase up to 1,197,116 shares of our common stock remained outstanding under the 2001 Plan.

(2)	As of December 31, 2010, options to purchase up to 349,604 shares of our common stock were outstanding under our RF Magic Plan, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the three months ended March 31, 2011, none of these options were cancelled without being exercised and options to purchase 39,870 shares of common stock were exercised at a weighted average exercise price of $0.83 per share. As of March 31, 2011, options to purchase up to 309,734 shares of our common stock remained outstanding under the RF Magic Plan.

(3)	In connection with our acquisition of RF Magic, we entered into put and call option agreements pursuant to which we are obligated to issue shares of our common stock in exchange for the shares of RF Magic’s common stock issuable upon exercise of stock options held by employees of RF Magic’s French subsidiary. Although we acquired RF Magic’s French subsidiary in connection with the acquisition, we did not assume the options held by the employees of the French subsidiary. As of December 31, 2010, there were 11,248 shares of our common stock subject to the put and call option agreements. During the three months ended March 31, 2011, none of these options were cancelled without being exercised and options to purchase 1,794 shares of common stock were exercised and exchanged at a weighted average exercise price of $0.43 per share. As of March 31, 2011, we remain obligated to issue up to 9,454 shares of our common stock in exchange for the shares of RF Magic’s common stock issuable upon exercise of options held by the employees of our French subsidiary.

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

Issuer Purchases of Equity Securities

Pursuant to the terms of the 2001 Plan, options may be exercised prior to vesting. Shares of common stock issued prior to vesting that remain unvested are subject to a repurchase option in our favor that lapses in accordance with the original vesting schedule for the option. During the three months ended March 31, 2011, we did not repurchase any shares of our common stock.

Item 6.	Exhibits

The exhibits listed in the accompanying “Index to Exhibits” are filed with, or incorporated by reference into, this Quarterly Report. The exhibit numbers on the “Index to Exhibits” that are followed by an asterisk (*) indicate exhibits filed with this Quarterly Report. All other exhibit numbers indicate exhibits filed by incorporation by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTROPIC COMMUNICATIONS, INC.

By:	/s/ David Lyle
David Lyle
Duly Authorized Officer and Principal Financial Officer

Date: April 27, 2011

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2 (3)	Form of Common Stock Certificate of the Registrant.

31.1 *	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.