Form 10-Q
period 2011-06-30
ENTROPIC COMMUNICATIONS INC
filed 2011-08-05
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 86,458,660 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of July 29, 2011.

ENTROPIC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2011	December 31, 2010 (1)
Assets
Current assets:
Cash and cash equivalents	$33,728	$98,100
Marketable securities	102,986	48,275
Accounts receivable	35,942	18,244
Inventory	33,880	39,915
Deferred tax assets, current	5,463	14,307
Prepaid expenses and other current assets	6,404	6,226

Total current assets	218,403	225,067
Property and equipment, net	11,802	11,354
Long-term marketable securities	51,331	22,386
Deferred tax assets, long-term	17,304	17,304
Other long-term assets	2,481	2,697

Total assets	$301,321	$278,808

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,632	$18,278
Accrued expenses and other current liabilities	3,962	3,634
Accrued payroll and benefits	4,565	6,666

Total current liabilities	22,159	28,578
Deferred rent	1,336	1,568
Other long-term liabilities	71	72
Stockholders’ equity:
Common Stock	86	85
Additional paid-in capital	435,214	425,767
Accumulated deficit	(157,592)	(177,203)
Accumulated other comprehensive income (loss)	47	(59)

Total stockholders’ equity	277,755	248,590

Total liabilities and stockholders’ equity	$301,321	$278,808

(1)	The unaudited condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$61,473	$40,680	$132,994	$78,131
Cost of net revenues	27,646	18,831	59,585	36,532

Gross profit	33,827	21,849	73,409	41,599
Operating expenses:
Research and development	14,148	11,746	27,297	23,284
Sales and marketing	4,303	3,991	9,123	7,769
General and administrative	3,515	3,012	7,204	5,712

Total operating expenses	21,966	18,749	43,624	36,765

Income from operations	11,861	3,100	29,785	4,834
Other income, net	213	20	402	45

Income before income taxes	12,074	3,120	30,187	4,879
Income tax provision	4,318	28	10,576	29

Net income	$7,756	$3,092	$19,611	$4,850

Net income per share—basic	$0.09	$0.04	$0.23	$0.07

Net income per share—diluted	$0.09	$0.04	$0.22	$0.06

Weighted average number of shares used to compute net income per share—basic	86,046	71,972	85,712	71,621

Weighted average number of shares used to compute net income per share—diluted	89,290	75,616	89,296	74,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$19,611	$4,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,115	1,769
Amortization of intangible assets	—	811
Deferred taxes	8,844	—
Stock-based compensation	6,300	4,749
Amortization of premiums on investments	1,769	—
Provision (benefit) for excess and obsolete inventory	1,056	(364)
Loss on disposal of assets	—	7
Changes in operating assets and liabilities:
Accounts receivable	(17,698)	(4,449)
Inventory	4,979	(6,359)
Prepaid expenses and other current assets	(169)	526
Other long-term assets	216	20
Accounts payable	(4,650)	4,257
Accrued expenses and other current liabilities	405	323
Accrued payroll and benefits	(2,125)	346
Deferred rent	(232)	(154)
Other long-term liabilities	(1)	(151)

Net cash provided by operating activities	20,420	6,181
Investing activities:
Purchases of property and equipment	(2,561)	(1,901)
Purchases of marketable securities	(132,445)	—
Sales/maturities of marketable securities	47,134	—

Net cash used in investing activities	(87,872)	(1,901)
Financing activities:
Net proceeds from the issuance of equity plan exercises	3,064	1,817

Net cash provided by financing activities	3,064	1,817

Net effect of exchange rates on cash	16	(20)

Net (decrease) increase in cash and cash equivalents	(64,372)	6,077
Cash and cash equivalents at beginning of period	98,100	35,252

Cash and cash equivalents at end of period	$33,728	$41,329

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

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Net revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive gain (loss) within stockholders’ equity in the unaudited condensed consolidated balance sheets. Foreign currency transaction gains and losses are reported in operating expenses, net, in the unaudited condensed consolidated statements of operations.

Revenue Recognition

Our net revenues are generated principally by sales of our semiconductor products. During each of the three and six months ended June 30, 2011 and 2010, product net revenues represented more than 99% of our total net revenues.

Our sales primarily occur through the efforts of our direct sales force. The remainder of our sales occurs through third-party sales representatives and distributors. During each of the three and six months ended June 30, 2011 and 2010, more than 99% of our sales occurred through the efforts of our direct sales force.

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

We are party to an inventory “hubbing” agreement with Motorola Mobility, Inc. (formerly Motorola, Inc.), or Motorola. Pursuant to this agreement, we deliver products to the designated third-party warehouse based upon Motorola’s projected needs, but do not recognize product revenue unless and until Motorola removes our products from the third-party warehouse to incorporate into its own products.

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

We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010, we reduced net revenue by $0, $14,000, $0 and $36,000, respectively, in connection with our rebate programs.

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

Deferred Compensation

In June 2011, we implemented a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At June 30, 2011, we had marketable securities totaling $12,000, related to investments in equity securities that are held in a rabbi trust under our non-qualified deferred compensation plan. The total related deferred compensation liability was $24,000 at June 30, 2011, all of which was classified as non-current liabilities. The non-current portion of the liability is recorded in the Condensed Consolidated Balance Sheets under other long-term liabilities.

Marketable Securities

We account for marketable securities by determining the appropriate classification of such securities at the time of purchase and reevaluating such classification as of each balance sheet date. As of June 30, 2011, we had classified our marketable securities of approximately $12,000 held under our nonqualified deferred compensation plan as trading securities. All other marketable securities were classified as available-for-sale. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations.

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

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and our historical experience. We recorded an allowance for doubtful accounts as of June 30, 2011 and December 31, 2010, in the amount of $7,000 and $0, respectively.

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

We have entered into a capacity agreement with one of our third-party foundry contractors in order to guarantee minimum capacity volumes on our direct broadcast satellite, or DBS, outdoor unit and silicon tuner products. Pursuant to the capacity agreement, we have made prepayments which will result in reduced prices paid on future inventory purchases up to a specified volume. The prepayments are being amortized into the cost of our inventory purchases based on the specified volume commitments under the terms of the capacity agreement. The prepaid inventory volume commitments are assessed for impairment on a periodic basis by comparing the remaining prepaid balance to our estimate of remaining purchases. There have been no impairments to date.

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

Recently Issued Accounting Standards

In March 2010, the Financial Accounting Standards Board, or FASB, ratified the milestone method of revenue recognition. Under this new standard, an entity can recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. We have adopted this guidance effective January 1, 2011 and the application of this guidance does not have a material impact on our consolidated financial statements.

On May 12, 2011 the FASB issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS (ASU 2011-04). This update amends Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal quarter beginning January 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our financial position, results of operations or cash flows.

2. Supplemental Financial Information

Marketable Securities

We have marketable securities and financial instruments that are classified as either available-for-sale or trading securities. As of June 30, 2011, our short-term investment portfolio included $12,000 of trading securities invested in a defined set of mutual funds directed by the participants in our nonqualified deferred compensation plan. As of June 30, 2011 these securities had no net unrealized gains and a cost basis of $12,000.

The following tables summarize available-for-sale investments by security type (in thousands):

	As of June 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$20,281	$—	$—	$20,281
Corporate notes/bonds	75,093	50	(31)	75,112
US Treasury and agency notes/bonds	7,575	6	—	7,581

Total marketable securities, short-term	102,949	56	(31)	102,974

Corporate notes/bonds, long-term	33,103	43	(33)	33,113
US Treasury and agency notes/bonds, long-term	18,189	34	(5)	18,218

Total	$154,241	$133	$(69)	$154,305

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$18,978	$—	$(6)	$18,972
Corporate notes/bonds	21,647	2	(20)	21,629
US Treasury and agency notes/bonds	7,675	1	(2)	7,674

Total marketable securities, short-term	48,300	3	(28)	48,275

Corporate notes/bonds, long-term	22,412	2	(28)	22,386

Total	$70,712	$5	$(56)	$70,661

There were no realized gains or losses on our investments in each of the three and six months ended June 30, 2011 and 2010.

The following table summarizes the contractual maturities of our available-for-sale securities (in thousands):

As of June 30,
2011
Less than one year	$102,974
Due in one to five years	51,331
Due after five years	—

$154,305

Fair Value of Financial Instruments

We hold certain financial assets, including cash equivalents and marketable securities, that are required to be measured at fair value on a recurring basis. Cash equivalents include money market funds, commercial paper and corporate bonds and are carried at fair value. Marketable securities are carried at fair value.

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

The fair value of our financial assets was determined using the following levels of inputs as of June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements as of June 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,565	$19,565	$—	$—
Short-term investments:
Commercial paper	20,281	20,281	—	—
Corporate notes/bonds	75,112	75,112	—	—
US Treasury and agency notes/bonds	7,581	7,581	—	—
Mutual funds	12	12	—	—
Long-term investments:
Corporate notes/bonds	33,113	33,113	—	—
US Treasury and agency notes/bonds	18,218	18,218	—	—

Total assets at fair value	$173,882	$173,882	$—	$—

Liabilities:

Deferred compensation	$599	$—	$—	$599

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$88,783	$88,783	$—	$—
Short-term investments:
Commercial paper	18,972	18,972	—	—
Corporate notes/bonds	21,629	21,629	—	—
US Treasury and agency notes/bonds	7,674	7,674	—	—
Long-term investments:
Corporate notes/bonds	22,386	22,386	—	—

Total assets at fair value	$159,444	$159,444	$—	$—

Liabilities:

Deferred compensation	$513	$—	$—	$513

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

The change in liability for the six months ended June 30, 2011 is included in compensation expense as follows (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning liability balance as of December 31, 2010	$513
Increase in compensation expense	86

Ending liability balance as of June 30, 2011	$599

Inventory

The components of inventory were as follows (in thousands):

	June 30, 2011	December 31, 2010
Work in process	$14,132	$15,015
Finished goods	19,748	24,900

Total inventory	$33,880	$39,915

Property and Equipment

Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	June 30, 2011	December 31, 2010
Office and laboratory equipment	5	$13,148	$11,573
Computer equipment	3 - 5	3,803	3,104
Furniture and fixtures	3 - 7	1,674	1,805
Leasehold improvements	Lease term	5,439	5,389
Licensed software	1 - 3	1,542	1,390
Construction in progress		254	225

		25,860	23,486
Accumulated depreciation		(14,058)	(12,132)

Property and equipment, net		$11,802	$11,354

Depreciation and amortization expense for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010 was $1.1 million, $0.9 million, $2.1 million and $1.8 million, respectively.

Accrued Warranty

The following table presents a rollforward of our product warranty liability, which is included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets (in thousands):

Total
Beginning balance as of December 31, 2010	$97
Expirations	(29)
Accruals for warranties issued during the year	57
Settlements made during the year	(14)

Ending balance as of June 30, 2011	$111

Accrued Bonuses

We maintain a discretionary management bonus plan. The potential bonus payments made under our plans are based significantly on the achievement of operational, financial and business development objectives for each calendar year. As of June 30, 2011 we believed that the achievement of our performance targets specified by the 2011 bonus plan was probable. As of June 30, 2011 and June 30, 2010 our accruals for management bonuses were $0.7 million and $0.9 million, respectively.

Deferred Compensation

In June 2011, we implemented a nonqualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At June 30, 2011, we had marketable securities totaling $12,000 related to investments in equity securities that are held in a rabbi trust established under our nonqualified deferred compensation plan. The total related deferred compensation liability was $24,000 at June 30, 2011, all of which was classified as a non-current liability and recorded in our unaudited condensed consolidated balance sheets under other long-term liabilities.

Credit Facilities

In April 2011, our $5.0 million revolving credit line with Silicon Valley Bank expired and was not renewed.

Purchase Commitments

We had firm purchase order commitments for the acquisition of inventory as of June 30, 2011 and December 31, 2010 of $8.3 million and $26.0 million, respectively.

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

Stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 include compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of net revenues	$118	$89	$247	$152
Research and development	1,631	1,211	3,064	2,290
Sales and marketing	500	382	928	694
General and administrative	1,097	875	2,061	1,613

Total stock-based compensation expense	$3,346	$2,557	$6,300	$4,749

Equity Incentive Plans

As part of our continual evaluation of the calculation of our stock based compensation expense, we reviewed and updated our forfeiture rate, expected term and volatility assumptions during the three and six month periods ended June 30, 2011 and there was no significant impact. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. We use a combination of our historical experience, the contractual term and the average option term of a comparable peer group to determine the expected life of our option grants. The peer group historical term is used due to the limited trading history of our common stock. The estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.

We granted options and other stock awards to consultants in connection with their service agreements. For the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010 we recorded stock-based compensation expense related to these awards of $0.1 million, $0.1 million, $0.2 million and $0.1 million, respectively. The fair value of the awards was estimated using a Black-Scholes option-pricing model.

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected life (years)	5.0	5.0	5.0	5.0 - 6.1
Contractual term (years) for consultant options	10	10	10	10
Risk-free interest rate	2.24%	2.54%	2.01% - 2.24%	2.54% - 3.07%
Expected volatility	86%	84%	86%	80% - 84%
Expected dividend yield	—	—	—	—

As of June 30, 2011, we estimated there were $26.3 million in total unrecognized compensation costs related to employee stock option agreements, which are expected to be recognized over a weighted-average period of 1.6 years.

For the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010 the fair value of expected shares to be issued under the ESPP were estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected life (years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.10% to 0.43%	0.17% to 0.43%	0.10% to 0.43%	0.17% to 0.43%
Expected volatility	42% to 74%	63% to 139%	42% to 74%	63% to 139%
Expected dividend yield	—	—	—	—

For the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010 we recorded stock-based compensation expense related to awards under the ESPP totaling $0.4 million, $0.2 million, $0.8 million and $0.5 million, respectively. As of June 30, 2011 we estimated there were $0.4 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.4 years.

Stock Options

During the three and six months ended June 30, 2011, the Company granted stock options to purchase approximately 2.8 million shares of its common stock. During the three and six months ended June 30, 2011, stock options to purchase approximately 0.4 million shares and 0.9 million shares, respectively, of common stock were exercised. During the three and six months ended June 30, 2011, options to purchase 0.1 million shares shares of common stock were forfeited or expired. As of June 30, 2011, the Company had outstanding options to purchase approximately 11.5 million shares of common stock.

Restricted Stock Units

Approximately 0.1 million shares of the Company’s common stock vested and were released during the three and six months ended June 30, 2011 pursuant to outstanding restricted stock units. As of June 30, 2011, the Company had approximately 0.6 million shares of common stock subject to restricted stock units outstanding.

During the quarter ended June 30, 2011, the Company’s Board of Directors approved the grant to certain employees of approximately 0.5 million restricted stock units, which vest annually over four years from the date of the grant. The related compensation expense of these restricted stock units is being recognized ratably over the service period of four years.

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

Income tax expense for the three and six months ended June 30, 2011 was $4.3 million and $10.6 million, or approximately 36% and 35% of pre-tax income, respectively, compared to $28,000 and $29,000 of income tax expense for the three and six months ended June 30, 2010, respectively. The effective tax rate for the three months ended June 30, 2011 is comprised of federal expense at statutory rates less research and development credits which resulted in a benefit of approximately 3%, offset by an increase in our tax rate of due to the impact of certain permanent items of approximately 2% and reserves for uncertain tax provisions of approximately 2%. The effective tax rate for the six months ended June 30, 2011 is comprised of federal expense at statutory rates less research and development credits which resulted in a benefit of approximately 3%, offset by an increase in our tax rate of due to the impact of certain permanent items of approximately 1% and reserves for uncertain tax provisions of approximately 2%. Our net state income tax rate was less than 0.1% for the three and six months ended June 30, 2011, due to the impact of the California single sales factor election to calculate our tax liability.

Income tax expense for the three and six months ended June 30, 2010 consisted of minimum state tax liabilities.

We file U.S., state and international income tax returns in jurisdictions with various statutes of limitations. Our consolidated federal tax return and any significant state tax returns are not currently under examination. We are currently under a tax audit in Israel for tax years 2007 through 2009.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:

Net income—basic and diluted	$7,756	$3,092	$19,611	$4,850

Denominator:
Weighted average number of shares of common stock outstanding	86,054	72,137	85,750	71,841
Less: Restricted stock	(8)	(165)	(38)	(220)

Weighted average number of shares used to compute net income per share—basic	86,046	71,972	85,712	71,621

Effect of dilutive securities:
Restricted stock	8	165	38	193
ESPP shares	38	7	54	22
Stock award common share equivalents	3,198	3,472	3,492	2,941

Weighted average number of shares used to compute net income per share—diluted	89,290	75,616	89,296	74,777

Net income per share—basic	$0.09	$0.04	$0.23	$0.07

Net income per share—diluted	$0.09	$0.04	$0.22	$0.06

For the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010, 3.6 million, 3.8 million, 2.0 million and 3.5 million, respectively, potentially dilutive securities were not included in the diluted net income per share calculations because they would be antidilutive.

5. Supplemental Disclosure of Cash-Flow and Non-Cash Activity

Cash-Flow

The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash paid for taxes	$1,590	$—	$1,592	$—

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Six Months Ended June 30,
	2011	2010
Repurchase liability for early exercise of stock options	$84	$134
Currency translation adjustment	(16)	9
Unrealized gain on investments, net of tax	(90)	—

6. Significant Customer, Vendor and Geographic Information

Customers

Based on direct shipments, customers that exceeded 10% of total net revenues or accounts receivable were as follows:

	Net Revenues		Net Revenues		Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,	As of December 31,
	2011	2010	2011	2010	2011	2010
Actiontec Electronics, Inc.	*	14%	*	*	*	*
Cisco Systems, Inc.	*	*	*	*	11%	*
Motorola Mobility, Inc.	16%	15%	20%	18%	21%	26%
Prime Electronics & Satellitics, Inc.	11%	*	*		10%	*
Samsung Electronics Co., Ltd.	*	*	*	*	*	11%
Wistron NeWeb Corporation	24%	17%	22%	14%	24%	18%
Zinwell Corporation	*	10%	*	12%	*	*

*	Customer accounted for less than 10% of total net revenues or accounts receivable, as applicable, for the period indicated

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Asia	$55,086	$36,589	$121,279	$70,386
Europe	157	1,821	368	2,328
United States	232	807	659	2,476
North America, other	5,998	1,463	10,688	2,941

Total	$61,473	$40,680	$132,994	$78,131

As of June 30, 2011 and December 31, 2010, long-lived assets, which represent property, plant and equipment, net of accumulated depreciation, located outside of the United States were not material.

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

In December 2004, we introduced and commenced commercial shipments of our home networking products. In the first quarter of 2006, we began commercially shipping our broadband access solutions. In May 2007, we acquired Arabella Software Ltd., or Arabella, a developer of embedded software. In June 2007, we acquired RF Magic, Inc., or RF Magic, a provider of digital broadcast satellite outdoor unit, or DBS ODU, and silicon tuner solutions. In 2008, we acquired certain specified assets of Vativ Technologies, Inc., or Vativ, a provider of high-bandwidth, advanced digital processing solutions for digital television and 10 gigabit Ethernet markets. Since inception, we have invested heavily in product development and have only recently achieved profitability on an annual basis, with net income of $64.7 million for the year ended December 31, 2010 and net income of $19.6 million for the six months ended June 30, 2011 and $7.8 million for the three months ended June 30, 2011. In 2010, our net revenues increased to $210.2 million from $116.3 million in 2009. Our net revenues increased from $78.1 million for the six months ended June 30, 2010 to $133.0 million for the six months ended June 30, 2011. These revenue increases were primarily due to the increased demand for our home networking products and our DBS ODU products, which is directly related to the increased deployment of our products into consumer homes by satellite and cable operators. As of June 30, 2011, we had an accumulated deficit of $157.6 million.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	100%	100%	100%	100%
Cost of net revenues	45	46	45	47

Gross profit	55	54	55	53
Operating expenses:
Research and development	23	29	21	30
Sales and marketing	7	10	7	10
General and administrative	6	7	5	7

Total operating expenses	36	46	33	47

Income from operations	19	8	22	6
Income tax provision	7	—	8	—

Net income	12%	8%	14%	6%

Comparison of Three and Six Months Ended June 30, 2011 and 2010

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Net revenues	$61,473	$40,680	51%	$132,994	$78,131	70%

Our net revenues for the three months ended June 30, 2011 were $61.5 million compared to net revenues of $40.7 million during the same period in 2010, an increase of $20.8 million or 51%. Our net revenues for the six months ended June 30, 2011 were $133.0 million compared to net revenues of $78.1 million during the same period in 2010, an increase of $54.9 million or 70%. The increase in net revenues in 2011 was driven by higher demand for our home networking products, which were the result of deployments of MoCA enabled devices by existing and new service providers during the first half of 2011, as well as an increase in the deployment of DBS ODU products.

Gross Profit/Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Gross profit	$33,827	$21,849	55%	$73,409	$41,599	76%
% of net revenues	55%	54%		55%	53%

Gross profit for the three months ended June 30, 2011 was $33.8 million, an increase of $12.0 million, or 55%, from gross profit of $21.8 million during the same period in 2010. Gross profit for the six months ended June 30, 2011 was $73.4 million, an increase of $31.8 million, or 76%, from gross profit of $41.6 million during the same period in 2010. This increase was primarily due to higher net revenues from the sale of our home networking products and our DBS ODU products. Additionally, gross margin increased due to lower unit costs of both our home networking products and our DBS ODU products, principally as a result of more favorable manufacturing costs. Cost of net revenues for the three and six months ended June 30, 2011 included a net increase in the reserve for excess and obsolete inventory of $1.0 million and $1.1 million, or approximately 2% and 1% of net revenues, respectively.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Research and development	$14,148	$11,746	20%	27,297	23,284	17%
% of net revenues	23%	29%		21%	30%

Research and development expenses increased by $2.4 million, or 20%, to $14.1 million during the three months ended June 30, 2011 from $11.7 million during the same period in 2010. This $2.4 million increase was primarily due to increased personnel costs of $1.5 million (of which $0.4 million was due to stock-based compensation) which was primarily attributable to the 26% increase in the number of employees engaged in research and development activities during the three months ended June 30, 2011 compared to the same period in 2010. The remaining increase in research and development expenses was related to an increase in overhead allocations of approximately $0.6 million, which resulted from a general increase in research and development activities during the three months ended June 30, 2011 as compared to the same period in 2010, as well as an overall increase in development tool costs, supply costs and outside service costs of approximately $0.3 million.

Research and development expenses increased by $4.0 million, or 17%, to $27.3 million during the six months ended June 30, 2011 from $23.3 million during the same period in 2010. This $4.0 million increase was primarily due to increased personnel costs of $2.7 million (of which $0.7 million was due to stock-based compensation) which was primarily attributable to the 26% increase in the number of employees engaged in research and development activities during the six months ended June 30, 2011 compared to the same period in 2010. The remaining increase in research and development expenses was primarily related to an increase in overhead allocations of approximately $1.3 million which resulted from a general increase in research and development activities during the six months ended June 30, 2011 as compared to the same period in 2010.

Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Sales and marketing	$4,303	$3,991	8%	9,123	7,769	17%
% of net revenues	7%	10%		7%	10%

Sales and marketing expenses increased by approximately $0.3 million, or 8%, to $4.3 million during the three months ended June 30, 2011 from $4.0 million during the same period in 2010. This $0.3 million increase was primarily due to increased personnel costs of $0.4 million (of which $0.1 million was due to stock-based compensation), attributable to a 16% increase in the number of employees engaged in sales and marketing activities to support our growth. This increase was offset by a reduction in general customer support and marketing and trade show related activities of approximately $0.1 million.

Sales and marketing expenses increased by approximately $1.4 million, or 17%, to $9.1 million during the six months ended June 30, 2011 from $7.8 million during the same period in 2010. This $1.4 million increase was primarily due to increased personnel costs of $1.0 million (of which $0.2 million was due to stock-based compensation), attributable to a 16% increase in the number of employees engaged in sales and marketing activities to support our growth. General customer support and marketing and trade show related activities contributed to the remaining increase of $0.4 million.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
General and administrative	$3,515	$3,012	17%	$7,204	$5,712	26%
% of net revenues	6%	7%		5%	7%

General and administrative expenses increased by approximately $0.5 million, or 17%, to $3.5 million during the three months ended June 30, 2011 from $3.0 million during the same period in 2010. This increase was primarily due to an increase in outside services and consulting expenses of $0.4 million.

General and administrative expenses increased by approximately $1.5 million, or 26%, to $7.2 million during the six months ended June 30, 2011 from $5.7 million during the same period in 2010. This increase was primarily due to increased personnel costs of $0.7 million (of which $0.4 million was due to stock-based compensation), attributable to a 23% increase in the number of employees engaged in general and administrative activities to support our growth. An increase in outside services and consulting expenses accounted for $0.7 million of the remaining increase of $0.8 million.

Other Income, net

Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was approximately $0.2 million during the three months ended June 30, 2011 compared to $20,000 during the same period in 2010. This increase was primarily due to the increase in interest income concurrent with the increase in our cash and marketable securities balance during the three months ended June 30, 2011 as compared to the same period in 2010.

Other income, net, was approximately $0.4 million during the six months ended June 30, 2011 compared to $45,000 during the same period in 2010. This increase was primarily due to the increase in interest income concurrent with the increase in our cash and marketable securities balance during the six months ended June 30, 2011 as compared to the same period in 2010.

Income Taxes

Income tax expense for the three and six months ended June 30, 2011 was $4.3 million and $10.6 million, or approximately 36% and 35% of pre-tax income, respectively, compared to $28,000 and $29,000 of income tax expense for the three and six months ended June 30, 2010, respectively. The effective tax rate for the three months ended June 30, 2011 is comprised of federal expense at statutory rates less research and development credits which resulted in a benefit of approximately 3%, offset by an increase in our tax rate of due to the impact of certain permanent items of approximately 2% and reserves for uncertain tax provisions of approximately 2%. The effective tax rate for the six months ended June 30, 2011 is comprised of federal expense at statutory rates less research and development credits which resulted in a benefit of approximately 3%, offset by an increase in our tax rate of due to the impact of certain permanent items of approximately 1% and reserves for uncertain tax provisions of approximately 2%. Our net state income tax rate was less than 0.1% for the three and six months ended June 30, 2011, due to the impact of the California single sales factor election to calculate our tax liability. Due to the expected utilization of net operating loss carryforwards and research and development credits that offset our taxes payable, our current income tax expense in 2011 is significantly higher than our actual cash tax liability. Income tax expense during the three and six months ended June 30, 2011 represented minimum state tax payments.

We are currently under a tax audit in Israel for tax years 2007 through 2009. At this stage, the outcome of the audit is uncertain, however, we believe that any contingencies related to this audit are adequately provided for.

Liquidity and Capital Resources

As of June 30, 2011 and December 31, 2010, we had cash, cash equivalents and marketable securities of $188.0 million and $168.8 million, respectively. At June 30, 2011 and December 31, 2010, we had approximately $0.8 million and $1.0 million, respectively, of cash which was held outside of the United States. The cash held outside the United States was needed to meet local working capital requirements for our foreign subsidiaries and is considered permanently reinvested in the applicable foreign subsidiary.

In October 2010, we completed a public offering in which 10,750,000 shares of our common stock were sold on our behalf at a price to the public of $9.70 per share, and which resulted in gross offering proceeds of $104.3 million and net offering proceeds of approximately $99.3 million after deducting underwriting commissions and offering expenses.

In April 2011, our $5.0 million revolving credit line with Silicon Valley Bank expired and was not renewed.

The following table shows our cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$20,420	$6,181
Net cash used in investing activities	(87,872)	(1,901)
Net cash provided by financing activities	3,064	1,817
Net effect of exchange rates on cash	16	(20)

Net (decrease) increase in cash and cash equivalents	$(64,372)	$6,077

Cash Flows from Operating Activities

Net cash provided by operating activities was $20.4 million for the six months ended June 30, 2011. Sources of cash provided by operating activities included cash generated from net income of $19.6 million, which included non-cash charges of $8.8 million related to deferred income taxes, $6.3 million in stock compensation expenses, depreciation and amortization expense of $2.1 million and amortization of premiums on marketable securities of $1.8 million. Offsetting the non-cash charges were uses of cash of $18.2 million related to working capital changes. Cash used for working capital purposes included an increase in our accounts receivable balance of $17.7 million due to a higher volume of shipments in the second half of the second quarter of 2011, a decrease in our accounts payable balance of $4.7 million due to the timing of payments for inventory purchases, and a reduction in accrued payroll and benefit expenses of approximately $2.1 million due to payments of fiscal year end incentive bonuses in the first quarter of 2011. These working capital uses of cash were partially offset by working capital sources of cash including a decrease in our inventory balances of $5.0 million as we reduced our inventory levels on our MoCA products during the first half of 2011 and an increase in accrued expenses and other liabilities of approximately $0.4 million primarily due to an increase in our income tax accrual for uncertain tax provisions.

Net cash provided by operating activities was $6.2 million for the six months ended June 30, 2010, primarily resulting from net income of $4.9 million, $4.7 million in stock compensation expenses, depreciation and amortization of $2.6 million, a $4.3 million increase in accounts payable and other liabilities driven primarily by an increase in inventory and a $0.5 million decrease in prepaid expenses. These increases in net cash were offset by an increase in accounts receivable of $4.4 million due to an increase in sales during the six months ended June 30, 2010 and a $6.4 million increase in inventory primarily related to our silicon tuner products, new deployments of our home networking products and increased demand of our channel stacking switch products.

Cash Flows from Investing Activities

Net cash used in investing activities was $87.9 million for the six months ended June 30, 2011 due to purchases of available-for-sale securities of $132.4 million and purchases of property and equipment of $2.6 million, primarily consisting of research and development equipment. These investing activity uses of cash were partially offset by sales of available-for-sale securities of $47.1 million.

Net cash used in investing activities was $1.9 million for the six months ended June 30, 2010 due to purchases of property and equipment primarily consisting of research and development equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.1 million for the six months ended June 30, 2011, due to proceeds from the issuance of common stock in connection with stock option exercises.

Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2010, due to proceeds from the issuance of common stock in connection with stock option exercises.

We believe that our cash, cash equivalents and investments of $188.0 million as of June 30, 2011, will be sufficient to fund our projected operating requirements for at least the next 12 months.

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

Indemnities

In the ordinary course of business, we have entered into agreements that include indemnity provisions with certain customers. Based on historical experience and information known as of June 30, 2011, we have not recorded any indemnity obligations.

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

On May 12, 2011 the FASB issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS (ASU 2011-04). This update amends Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal quarter beginning January 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our financial position, results of operations or cash flows.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, as compared to the recent accounting pronouncements described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. The fair value of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values. At June 30, 2011, we had $188.0 million in cash, cash equivalents and investments, all of which are stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of the $33.7 million of cash and cash equivalents held as of June 30, 2011, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the fair value of the $154.3 million of our investments by approximately $1.1 million.

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

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold or sell our common stock, you should carefully consider the following information, the other information in this Quarterly Report on Form 10-Q, or Quarterly Report, and information contained in our Annual Report on Form 10-K, or Annual Report, and in our other filings with the Securities and Exchange Commission, or SEC. If any of these risks were to occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Moreover, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in our Annual Report.

Risks Related to Our Business

We have had net operating losses for most of the time we have been in existence, had an accumulated deficit of $157.6 million as of June 30, 2011 and only recently became profitable on an annual basis, and we are unable to predict whether we will remain profitable.*

We were incorporated in 2001, did not commence shipping production quantities of our home networking products until December 2004 and only recently became profitable on an annual basis. Consequently, any predictions about future performance may not be as accurate as they could be if we had a longer history of successfully commercializing our home networking solutions and profitable operations. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.

Although we became profitable on an annual basis in 2010, we have incurred substantial net losses since our inception and, as of June 30, 2011, we had an accumulated deficit of $157.6 million. For the year ended December 31, 2010, we generated net income of $64.7 million. For the years ended December 31, 2009 and 2008, we incurred net losses of $13.2 million and $136.4 million, respectively. We may incur operating losses in the future as we continue to make significant expenditures related to the development of our products and the expansion of our business. Our ability to sustain profitability depends on the extent to which we can maintain or increase revenue and control our costs in order to, among other things, counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures, or unforeseen difficulties or costs associated with the integration of acquired assets or businesses. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, we are unable to predict the extent of our profitability or future losses. If we are unable to achieve adequate growth, we may not sustain profitability.

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

Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we currently face, or in the future expect to face, competition from companies such as Broadcom Corporation, or Broadcom, STMicroelectronics N.V., or ST Micro, Trident Microsystems, Inc., Sigma Designs, Inc., Cisco Systems, Inc., Intel Corporation, Marvell Technology Group Ltd., MaxLinear, Inc., Lantiq Deutschland GmbH

and Vixs Systems, Inc., in the sale of Multimedia over Coax Alliance, or MoCA, compliant chipsets and technology, and from companies such as Broadcom, NXP Semiconductors N.V., PLX Technology, Inc., and ST Micro, in the sale of direct broadcast satellite outdoor unit products. For example, Broadcom has announced the availability of several multi-format video decoder system-on-a-chip solutions with integrated MoCA functionality. Broadcom’s MoCA home networking reference design platform, which is based on Broadcom’s MoCA-enabled system-on-a-chip product, has achieved MoCA 1.0 and MoCA 1.1 certification from the MoCA certification board and Broadcom, among other companies, may release MoCA 2.0 products in 2011. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge and could acquire significant market share. Further, our current and potential competitors may also enter into licensing arrangements with third parties with respect to MoCA chipsets or technology on licensing terms that are more favorable than the licensing terms that we would be able to offer through the direct licensing of our MoCA chipsets and technology to such third parties. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop products or technologies that cause our products and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.

Currently, we face competition from a number of established companies that offer products based on competing technologies, such as Data over Cable Service Interface Specifications, or DOCSIS, versions of Digital Subscriber Line, or DSL, Ethernet, HomePNA, HomePlug AV, Broadband over Power Line, High Performance Network Over Coax, or HiNOC, Wi-Fi and WiMAX. Although some of these competing technologies were not originally designed to operate over coaxial cables, our competitors have modified certain technologies, including HomePNA, HomePlug AV, Broadband over Power Line and Wi-Fi, to work on the same in-home coaxial cables that our MoCA-based products use. We also expect to face competition from companies that offer products based on G.hn technology in the future. Many of our competitors and potential competitors are substantially larger and have longer operating histories, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Given their capital resources, many of these larger organizations are in a better position to withstand any significant reduction in customer purchases or market downturns. Many of our competitors also have broader product lines and market focus, allowing them to bundle their products and services and effectively use other products to subsidize lower prices for those products that compete with ours or to provide integrated product solutions that offer cost advantages to their customers. In addition, many of our competitors have been in operation much longer than we have and therefore have better name recognition and more long-standing and established relationships with service providers, original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs.

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

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*

We derive a substantial portion of our revenues from a limited number of customers. For example, for the year ended December 31, 2010, Wistron NeWeb Corporation, or Wistron, and Motorola Mobility, Inc. (formerly Motorola, Inc.), or Motorola, accounted for 21% and 17% of our net revenues, respectively; for the year ended December 31, 2009, Actiontec Electronics Inc., or Actiontec, and Motorola accounted for 16% and 27% of our net revenues, respectively; and for the year ended December 31, 2008, Actiontec and Motorola accounted for 20% and 36% of our net revenues, respectively. More recently, during the six months ended June 30, 2011, Motorola and Wistron accounted for approximately 20% and 22% of our net revenues, respectively. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large customers.

In addition, we depend on a limited number of service providers that purchase products from our customers which incorporate our home networking or digital broadcast satellite outdoor unit solutions. If these service providers, or other service providers that elect to use our products, reduce or eliminate purchases of our customers’ products which incorporate our products, this would significantly reduce our revenues and adversely affect our operating results. In addition, any sudden or unexpected slowdown in deployments by service providers that incorporate our products may lead to an inventory buildup by our customers who may, in turn, postpone taking delivery of our products or wait to clear their existing inventory before ordering more products from us, which, in turn, may adversely affect our results. Our operating results for the foreseeable future will continue to depend on a limited number of service providers’ demand for products which incorporate our products.

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

Our results could be adversely affected if our customers or the service providers who purchase their products are unable to successfully compete in their respective markets.*

Our customers and the service providers that purchase products from our customers face significant competition from their competitors. We rely on these customers’ and service providers’ ability to develop products and/or services that meet the needs of their customers in terms of functionality, performance, availability and price. If these customers and service providers do not successfully compete, they may lose market share, which would negatively impact the demand for our products. For example, for our home networking products, there is intense competition among service providers to deliver video and other multimedia content into and throughout the home. For the sale of our home networking products, we are currently dependent on the ability of a limited number of service providers to compete in the market for the delivery of high-definition television-quality video, or HD video, and other multimedia content. Therefore, factors influencing the ability of these service providers to compete in this market, such as competition from alternative content providers or laws and regulations regarding local cable franchising or satellite broadcasting rights, could have an adverse effect on our ability to sell home networking products. In addition, our digital broadcast satellite outdoor unit products are primarily supplied to digital broadcast satellite service providers by our ODM and OEM customers. Digital broadcast satellite service providers are facing significant competition from telecommunications carriers and cable service operators as they compete for customers in terms of video, voice and data services. Moreover, ODMs and OEMs who market satellite set-top boxes using our silicon tuners are competing with a variety of Internet protocol-based video delivery solutions, including versions of DSL technology and certain fiber optic-based solutions. Many of these technologies compete effectively with satellite set-top boxes and do not require tuners such as the ones we sell. If our customers and the service providers who purchase products from our customers that incorporate our products do not successfully compete, they may lose market share, which would reduce demand for our products.

If the market for HD video and other multimedia content delivery solutions based on the MoCA standard does not develop as we anticipate, our revenues may decline or fail to grow, which would adversely affect our operating results.*

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our revenues from sales of our home networking products based on the MoCA standard. The market for multimedia content delivery solutions based on the MoCA standard is relatively new, still evolving and difficult to predict. Currently, the growth of the MoCA-based multimedia content delivery market and the success of our business are largely driven by the adoption and deployment of existing and future generations of the technology by service providers, ODMs and OEMs and, to a lesser extent, by consumer adoption of such technology which is dependent on upgrades from standard definition television services to high-definition television services, or HD services, and on the availability of over-the-top, or OTT, services that directly deliver Internet video content into the home. It is difficult to predict whether the MoCA standard will continue to achieve and sustain high levels of demand and market acceptance by service providers or consumers, the rate at which consumers will upgrade to HD services, whether the availability of OTT services will continue to grow or whether consumers beyond the early technology adopters will embrace OTT services in increasing numbers, if at all.

Some service providers, ODMs and OEMs have adopted, and others may adopt, multimedia content delivery solutions that rely on technologies other than the MoCA standard or may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, MoCA-based solutions. The alternative technology solutions, which compete with MoCA-based solutions, include DOCSIS, versions of DSL, Ethernet, HomePNA, HomePlug AV, Broadband over Power Line, HiNOC, Wi-Fi and WiMAX. It is critical to our success that additional service providers, including telecommunications carriers, digital broadcast satellite service providers and cable operators, adopt the MoCA standard for home networking and deploy MoCA solutions to their customers. If the market for MoCA-based solutions does not continue to develop or develops more slowly than we expect, or if we make errors in predicting adoption and deployment rates for these solutions, our revenues may be significantly adversely affected. Our operating results may also be adversely affected by any delays in consumer upgrade to HD services, delays in consumer adoption of OTT services, or if the market for OTT services develops more slowly than we expect.

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

•	changes in demand for our products or those offered by service providers and our customers;

•	the timing and amount of orders, especially from significant service providers and customers;

•	the seasonal nature of the sales of products that incorporate our products by certain service providers which may affect the timing of orders for our products;

•	the level and timing of capital spending of service providers, both in the United States and in international markets;

•	competitive market conditions, including pricing actions by us or our competitors;

•	adverse market perception of MoCA-compliant products;

•	any delay in the approvals or adoption associated with the new MoCA standard (MoCA 2.0) by the alliance, OEMs or service providers;

•	our unpredictable and lengthy sales cycles;

•	the mix of products and product configurations sold;

•	our ability to successfully define, design and release new products on a timely basis that meet customers’ or service providers’ needs;

•	costs related to acquisitions of complementary products, technologies or businesses;

•	new product introductions and enhancements, or the market anticipation of new products and enhancements, by us or our competitors;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and the effect of our use of inventory “hubbing” arrangements;

•	unexpected changes in our operating expenses;

•	general economic conditions (including the recent industry and economic downturn) and political conditions in the countries where we operate or our products are sold or used;

•	our ability to attain and maintain production volumes and quality levels for our products, including adequate allocation of wafer, assembly and test capacity for our products by our subcontractors;

•	our customers’ ability to obtain other components needed to manufacture their products;

•	the cost and availability of components and raw materials used in our products, including, without limitation, the price of gold;

•	changes in manufacturing costs, including wafer, test and assembly costs, manufacturing yields and product quality and reliability;

•	productivity of our sales and marketing force;

•	our inability to reduce operating expenses in a particular quarter if revenues for that quarter fall below expectations;

•	future accounting pronouncements and changes in accounting policies;

•	disputes between content owners and service providers that result in the delay or elimination of the mass production and sale of products using our technology;

•

labor disputes or other disruptions that result in the cancellation of widely-viewed televised events (e.g., sporting events) causing potential or existing subscribers’ to cancel or delay the purchase of products that incorporate our technology from service providers, or that otherwise impact the demand for our products or technology;

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

Adverse U.S. and international economic conditions have affected and may continue to adversely affect our revenues, margins and profitability.*

Since September 2008, the credit markets and the financial services industry in the United States and Europe have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government and governments in the European Union. These events, together with the recent adverse economic conditions facing the broader economy and, in particular, the semiconductor and communications industries, have adversely affected, and may continue to adversely affect, our business as service providers cut back or delay deployments that include our products and to the extent that consumers decrease their discretionary spending for enhanced video offerings from service providers, which may in turn lead to cautious or reduced spending by service providers and, in turn, may lead to a decrease in orders for our products, thereby adversely affecting our operating results. Our operating results may also be adversely affected if the State of California adopts laws to suspend net operating loss deductions as it has done in the past in response to the sharp decrease in tax revenue collections caused by the current adverse economic conditions.

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

Market-specific risks affecting the digital television, digital television set-top box and digital television peripheral markets could impair our ability to successfully sell our silicon tuners.*

The market for digital television applications in digital televisions, digital television set-top boxes and digital television peripherals is characterized by certain market-specific risks, any of which may adversely affect our ability to sell our silicon tuners. For example, sellers of module tuners or tuner silicon providers that offer similar or better functionality than our silicon tuner solutions may dramatically lower their prices and become more competitive than we are in the tuner market. In addition, our silicon tuners may not meet the specifications or have the feature sets desired by our customers or may not be architecturally compatible with other components in the customers’ designs. Our efforts to penetrate the digital television market, in particular, will depend on our ability to overcome these and other challenges. To the extent our efforts are adversely affected by any of these risks or are otherwise unsuccessful, the demand for our silicon tuner products may not develop as anticipated or decline which could adversely affect our revenues, financial condition and results of operations.

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

In addition, from time to time we may enter into negotiations for acquisitions, relationships, joint ventures or investments that are not ultimately consummated. These negotiations could result in significant diversion of our management’s time, as well as substantial out-of-pocket costs, which could materially and adversely affect our operating results during the periods in which such costs are incurred.

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

The inability to integrate successfully any businesses we acquire, or any significant delay in achieving integration, could delay introduction of new products and require expenditure of additional resources to achieve integration. For example, although we recorded significant amounts of goodwill and other intangible assets in connection with the acquisitions we completed in 2007 and 2008, as a result of the industry and macro-economic turmoil that began in mid-2008 and its effects on our market value and business outlook, we had to reduce the carrying amount of all of these long-lived assets and, as of June 30, 2011, we had recorded an aggregate impairment charge of $113.4 million against our goodwill and intangible assets carrying value related to these acquisitions.

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

Fluctuations in the mix of products we sell may adversely affect our financial results.*

Because of differences in selling prices and manufacturing costs among our products, the mix and types of products sold affect the average selling price of our products and have a substantial impact on our revenues and profit margins. To the extent our sales mix shifts toward increased sales of our relatively lower-margin products, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products sold may also affect the extent to which we are able to recover our costs and expenditures that are associated with a particular product, and as a result, can negatively impact our financial results.

Our product development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*

Our product development efforts require substantial research and development expense. Our research and development expense was $27.3 million and $23.3 million for the six months ended June 30, 2011 and 2010, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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

We depend on a limited number of third parties to manufacture, assemble and test our products which reduces our control over key aspects of our products and their availability.*

We do not own or operate a manufacturing, assembly or test facility for our products. Rather, we outsource the manufacture, assembly and testing of our products to third-party subcontractors including Taiwan Semiconductor Manufacturing Company, Ltd., Jazz Semiconductor, Inc. (a wholly owned subsidiary of Tower Semiconductor, Inc), Amkor Technologies, Inc. and Giga Solution Tech. Co., Ltd. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality products on time. Our reliance on sole or limited suppliers involves several risks, including susceptibility to increased manufacturing costs if competition for foundry capacity intensifies and reduced control over the following:

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

We believe that transitioning certain of our silicon products to newer or better manufacturing process technologies will be important to our future competitive position. If we fail to make this transition efficiently, our competitive position could be seriously harmed.*

We continually evaluate the benefits, on a product-by-product basis, of migrating to higher performance or lower cost process technologies in order to produce higher performance, more efficient or better integrated circuits because we believe this migration is required to remain competitive. Other companies in our industry have experienced difficulty in migrating to new process technologies and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience similar difficulties. Moreover, we are dependent on our relationships with subcontractors and the products of electronic design automation tool vendors to successfully migrate to newer or better process technologies. Our third-party manufacturers may not make newer or better process technologies available to us on a timely or cost-effective basis, if at all. If our third-party manufacturers do not make newer or better manufacturing process technologies available to us on a timely or cost-effective basis, or if we experience difficulties or delays in migrating to these processes, it could have a material adverse effect on our competitive position and business prospects.

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

We depend on key personnel to operate our business, and if we are unable to retain our current personnel and hire additional qualified personnel, our ability to develop and successfully market our products could be harmed.*

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. Despite the economic downturn that began in mid-2008 and subsequent partial recovery, there continues to be competition for qualified personnel in the markets in which we compete. In addition, the cost of living in the San Diego, California area, where our corporate headquarters is located, occasionally has been an obstacle to attracting new employees in the past, and we must consider that this may impact our ability to attract and retain employees in the future. We do not have employment agreements with most of our executive or key employees and the unexpected loss of any key employees, including Patrick Henry, our president and chief executive officer, other members of our senior management or our senior engineering personnel, or an inability to attract additional qualified personnel, including engineers and sales and marketing personnel, could delay the development, introduction and sale of our products and our ability to execute our business strategy may suffer. In addition, in the event that there is a loss of key personnel, there is a potential for loss of important knowledge that may delay or negatively impact development or sale of our products and our ability to execute on our business strategy. We do not currently have any key person life insurance covering any executive officer or employee.

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

Our ability to utilize our net operating loss and tax credit carryforwards may be limited, which could result in our payment of income taxes earlier than if we were able to fully utilize our net operating loss and tax credit carryforwards.*

As of December 31, 2010, we had federal and state net operating loss carryforwards of approximately $41.1 million and $32.7 million, respectively, and federal and state research and development tax credit carryforwards of $12.5 million and $11.4 million, respectively. The tax benefits related to utilization of net operating loss and tax credit carryforwards may be limited due to ownership changes or as a result of other events. For example, Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone a significant change in its ownership. While prior changes in our ownership, including as a result of our acquisition of RF Magic, Inc., have resulted in annual limitations on the amount of our net operating loss and tax credit carryforwards that may be utilized in the future, we do not anticipate that such annual limitations will preclude the utilization of substantially all the net operating loss and tax credit carryforwards described above in the event we remain profitable. However, to the extent our use of net operating loss and tax credit carryforwards is further limited by future offerings or transactions or by our implementation of an international tax structure or other future events, our income would be subject to cash payments of income tax earlier than it would be if we were able to fully utilize our net operating loss and tax credit carryforwards without such further limitation.

We devote significant monetary and managerial resources to ensure our compliance with public company regulations.*

As a public company, we incur significant legal, accounting and other expenses to ensure our compliance with various public company regulations, including the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and various rules and regulations adopted by the SEC and The NASDAQ Stock Market, or NASDAQ. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal controls for financial reporting, and our management and other personnel devote a substantial amount of time to ensure our compliance with the Sarbanes-Oxley Act’s requirements. Compliance with the Sarbanes-Oxley Act requires us to adopt processes and procedures that make some activities more time-consuming and costly, thereby adding to our cost of operations. To ensure that we are in compliance with the Sarbanes-Oxley Act, and as required by the Sarbanes-Oxley Act, we perform system and process evaluation and testing of our internal controls over financial reporting annually to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls. If we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. For example, in July 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Our management and other personnel may be required to devote a substantial amount of time to these compliance programs and as a result of the new corporate governance and executive compensation-related rules, regulations and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules.

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

Our use of open source software and third-party technologies, including software, could impose limitations on our ability to commercialize our products.*

We incorporate open source software into our products, including certain open source code which is governed by the GNU General Public License, Lesser GNU General Public License and Common Development and Distribution License. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, make our proprietary code generally available in source code form (for example, proprietary code that links in particular ways to certain open source modules), which could result in our trade secrets being disclosed to the public and the potential loss of intellectual property rights in our software, require us to re-engineer our products, discontinue the sale of our products if re-engineering cannot be accomplished on a cost-effective and timely basis, or become subject to other consequences, any of which could adversely affect our business, operating results and financial condition.

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

Risks Related to International Operations

We expect a significant portion of our future revenues to come from our international customers and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised 99% and 97% of our total revenues for the six months ended June 30, 2011 and 2010, respectively. International business activities involve certain risks, including:

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

Our products are subject to export and import controls that could subject us to liability or impair our ability to compete in international markets.*

Our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception, in part because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, or change in the countries, persons or technologies targeted by such regulations or legislation, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers internationally.

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

Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*

As of June 30, 2011, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 13.9% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities of the Company that were sold during the three months ended June 30, 2011:

(1)	As of March 31, 2011, options to purchase up to 1,197,116 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the three months ended June 30, 2011, options to purchase up to 1,283 shares of common stock were cancelled without being exercised and options to purchase 94,352 shares of common stock were exercised at a weighted average exercise price of $1.82 per share. As of June 30, 2011, options to purchase up to 1,101,481 shares of our common stock remained outstanding under the 2001 Plan.

(2)	As of March 31, 2011, options to purchase up to 309,734 shares of our common stock were outstanding under our RF Magic, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the three months ended June 30, 2011, none of these options were cancelled without being exercised and options to purchase 37,559 shares of common stock were exercised at a weighted average exercise price of $0.61 per share. As of June 30, 2011, options to purchase up to 272,175 shares of our common stock remained outstanding under the RF Magic Plan.

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

Issuer Purchases of Equity Securities

Pursuant to the terms of the 2001 Plan, options may be exercised prior to vesting. Shares of common stock issued prior to vesting that remain unvested are subject to a repurchase option in our favor that lapses in accordance with the original vesting schedule for the option. During the three months ended June 30, 2011, we did not repurchase any shares of our common stock.

Item 6.	Exhibits

The exhibits listed in the accompanying “Index to Exhibits” are filed with, or incorporated by reference into, this Quarterly Report. The exhibit numbers on the “Index to Exhibits” that are followed by an asterisk (*) indicate exhibits filed with this Quarterly Report on Form 10-Q. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10.1 through 10.5 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTROPIC COMMUNICATIONS, INC.

By:	/s/ David Lyle
David Lyle
Duly Authorized Officer and Principal Financial Officer

Date: August 3, 2011

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Form of Common Stock Certificate of the Registrant.

10.1+(4)	Entropic Communications, Inc. Nonqualified Deferred Compensation Plan.

10.2+(4)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement—Recipients Not Eligible to Participate Under the Nonqualified Deferred Compensation Plan.

10.3+(4)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement—Recipients Eligible to Participate Under the Nonqualified Deferred Compensation Plan.

10.4+(4)	Amended and Restated Offer Letter and Relocation Agreement dated May 19, 2011 by and between the Registrant and Michael Farese.

10.5+(4)	Amended and Restated Relocation Agreement dated May 19, 2011 by and between the Registrant and Michael Farese.

31.1 *	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Indicates management contract or compensatory plan.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2011.