Form 10-Q
period 2011-09-30
ENTROPIC COMMUNICATIONS INC
filed 2011-11-04
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

There were 86,795,480 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of October 31, 2011.

ENTROPIC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2011	December 31, 2010 (1)
Assets
Current assets:
Cash and cash equivalents	$24,722	$98,100
Marketable securities	105,942	48,275
Accounts receivable	35,133	18,244
Inventory	25,780	39,915
Deferred tax assets, current	2,445	14,307
Prepaid expenses and other current assets	8,844	6,226

Total current assets	202,866	225,067
Property and equipment, net	11,389	11,354
Long-term marketable securities	58,894	22,386
Deferred tax assets, long-term	17,304	17,304
Other long-term assets	11,819	2,697

Total assets	$302,272	$278,808

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,138	$18,278
Accrued expenses and other current liabilities	3,006	3,634
Accrued payroll and benefits	5,684	6,666

Total current liabilities	14,828	28,578
Deferred rent	1,218	1,568
Other long-term liabilities	126	72
Stockholders’ equity:
Common Stock	87	85
Additional paid-in capital	439,075	425,767
Accumulated deficit	(152,947)	(177,203)
Accumulated other comprehensive loss	(115)	(59)

Total stockholders’ equity	286,100	248,590

Total liabilities and stockholders’ equity	$302,272	$278,808

(1)	The unaudited condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$51,465	$61,310	$184,459	$139,441
Cost of net revenues	22,996	28,774	82,581	65,306

Gross profit	28,469	32,536	101,878	74,135
Operating expenses:
Research and development	15,142	12,410	42,439	35,694
Sales and marketing	4,073	5,054	13,196	12,823
General and administrative	2,939	3,798	10,143	9,510

Total operating expenses	22,154	21,262	65,778	58,027

Income from operations	6,315	11,274	36,100	16,108
Other income, net	133	33	535	78

Income before income taxes	6,448	11,307	36,635	16,186
Income tax provision	1,803	36	12,379	65

Net income	$4,645	$11,271	$24,256	$16,121

Net income per share—basic	$0.05	$0.15	$0.28	$0.22

Net income per share—diluted	$0.05	$0.15	$0.27	$0.21

Weighted average number of shares used to compute net income per share—basic	86,541	72,777	85,993	72,003

Weighted average number of shares used to compute net income per share—diluted	88,884	77,605	89,165	75,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$24,256	$16,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,245	2,718
Amortization of intangible assets	—	1,217
Deferred taxes	11,862	—
Stock-based compensation	9,426	7,532
Amortization of premiums on investments	2,938	—
Provision for excess and obsolete inventory	1,547	(108)
Loss related to equity method investment	91	—
Loss on disposal of assets	—	7
Changes in operating assets and liabilities:
Accounts receivable	(16,889)	(13,641)
Inventory	12,588	(7,869)
Prepaid expenses and other current assets	(2,611)	873
Other long-term assets	787	(197)
Accounts payable	(12,138)	7,666
Accrued expenses and other current liabilities	(539)	(80)
Accrued payroll and benefits	(924)	4,070
Deferred rent	(350)	(235)
Other long-term liabilities	54	(276)

Net cash provided by operating activities	33,343	17,798
Investing activities:
Purchases of property and equipment	(3,279)	(2,508)
Purchases of marketable securities	(180,961)	—
Sales/maturities of marketable securities	83,680	—
Investment in non-consolidated entity	(10,000)	—

Net cash used in investing activities	(110,560)	(2,508)
Financing activities:
Net proceeds from the issuance of equity plan exercises	3,793	3,045

Net cash provided by financing activities	3,793	3,045

Net effect of exchange rates on cash	46	41

Net (decrease) increase in cash and cash equivalents	(73,378)	18,376
Cash and cash equivalents at beginning of period	98,100	35,252

Cash and cash equivalents at end of period	$24,722	$53,628

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which we consider necessary for a fair presentation of the financial position and results of operations for the periods presented.

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

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Net revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive loss within stockholders’ equity in the unaudited condensed consolidated balance sheets. Foreign currency transaction gains and losses are reported in operating expenses in the unaudited condensed consolidated statements of operations.

Revenue Recognition

Our net revenues are generated principally by sales of our semiconductor products. During each of the three and nine months ended September 30, 2011 and 2010, product net revenues represented more than 99% of our total net revenues.

Our sales primarily occur through the efforts of our direct sales force. The remainder of our sales occurs through third-party sales representatives and distributors. During each of the three and nine months ended September 30, 2011 and 2010, more than 99% of our sales occurred through the efforts of our direct sales force.

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

We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010, we reduced net revenue by $19,000, $49,000, $19,000 and $0.1 million, respectively, in connection with our rebate programs.

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

Deferred Compensation

In June 2011, we implemented a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At September 30, 2011, we had marketable securities totaling $0.1 million, related to investments in equity securities that are held in a rabbi trust under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.1 million at September 30, 2011, all of which was classified as non-current liabilities. The non-current portion of the liability is recorded in the unaudited condensed consolidated balance sheets under other long-term liabilities.

Marketable Securities

We account for marketable securities by determining the appropriate classification of such securities at the time of purchase and reevaluating such classification as of each balance sheet date. As of September 30, 2011, we had classified our marketable securities of approximately $0.1 million held under our non-qualified deferred compensation plan as trading securities. All other marketable securities were classified as available-for-sale. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the unaudited condensed consolidated statements of operations.

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

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and our historical experience. We recorded no allowance for doubtful accounts as of September 30, 2011 and December 31, 2010.

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

We have entered into a capacity agreement with one of our third-party foundry contractors in order to guarantee minimum capacity volumes on our direct broadcast satellite, or DBS, outdoor unit and silicon tuner products. Pursuant to the capacity agreement, we have made prepayments which will result in reduced prices paid on future inventory purchases up to a specified volume. The prepayments are being amortized into the cost of our inventory purchases based on the specified volume commitments under the terms of the capacity agreement and our estimated purchases over the period if less than the specified volume. The prepaid inventory volume commitments are assessed for impairment on a periodic basis by comparing the remaining prepaid balance to our estimate of remaining purchases. There have been no impairments to date.

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

Investment in a Privately Held Company

We account for our investment in a privately held company under the equity method of accounting since we exercise significant influence, but we do not have the elements of control that would require consolidation. The rights of the other investors are both protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investment. The investment is recorded initially at cost as an investment in a privately held company, and subsequently is adjusted for equity in net income and cash contributions and distributions. Any difference between the carrying amount of the investment on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. As of September 30, 2011 our investment in a privately held company was $9.9 million, which is included in other long-term assets on our balance sheet.

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

In May 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS (ASU 2011-04). This update amends Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal quarter beginning January 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We believe the adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on our consolidated financial position or results of operations.

2. Supplemental Financial Information

Marketable Securities

We have marketable securities and financial instruments that are classified as either available-for-sale or trading securities. As of September 30, 2011, our short-term investment portfolio included $0.1 million of trading securities invested in a defined set of mutual funds directed by the participants in our non-qualified deferred compensation plan. As of September 30, 2011 these securities had net unrealized losses of $7,000 and a cost basis of $0.1 million.

The following tables summarize available-for-sale investments by security type as of September 30, 2011 and December 31, 2010 (in thousands):

	000000000	000000000	000000000	000000000
	As of September 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$18,781	$4	$(27)	$18,758
Corporate notes/bonds	73,661	19	(98)	73,582
U.S. Treasury and agency notes/bonds	13,505	10	—	13,515

Total marketable securities, short-term	105,947	33	(125)	105,855

Corporate notes/bonds, long-term	46,007	1	(139)	45,869
U.S. Treasury and agency notes/bonds, long-term	13,004	28	(7)	13,025

Total	$164,958	$62	$(271)	$164,749

	000000000	000000000	000000000	000000000
	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$18,978	$—	$(6)	$18,972
Corporate notes/bonds	21,647	2	(20)	21,629
U.S. Treasury and agency notes/bonds	7,675	1	(2)	7,674

Total marketable securities, short-term	48,300	3	(28)	48,275

Corporate notes/bonds, long-term	22,412	2	(28)	22,386

Total	$70,712	$5	$(56)	$70,661

There were no realized gains or losses on our available-for-sale securities in each of the three and nine months ended September 30, 2011 and 2010.

The following table summarizes the contractual maturities of our available-for-sale securities (in thousands):

As of September 30,
2011
Less than one year	$105,855
Due in one to five years	58,894
Due after five years	—

$164,749

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

The fair value of our financial assets was determined using the following levels of inputs as of September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements as of September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$12,135	$12,135	$—	$—
Short-term investments:
Commercial paper	18,758	18,758	—	—
Corporate notes/bonds	73,582	73,582	—	—
U.S. Treasury and agency notes/bonds	13,515	13,515	—	—
Mutual funds	87	87	—	—
Long-term investments:
Corporate notes/bonds	45,869	45,869	—	—
U.S. Treasury and agency notes/bonds	13,025	13,025	—	—

Total assets at fair value	$176,971	$176,971	$—	$—

Liabilities:

Non-qualified deferred compensation plan	$87	$—	$—	$87

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$88,783	$88,783	$—	$—
Short-term investments:
Commercial paper	18,972	18,972	—	—
Corporate notes/bonds	21,629	21,629	—	—
U.S. Treasury and agency notes/bonds	7,674	7,674	—	—
Long-term investments:
Corporate notes/bonds	22,386	22,386	—	—

Total assets at fair value	$159,444	$159,444	$—	$—

Liabilities:

Deferred compensation	$513	$—	$—	$513

Our deferred compensation liability was completed as of September 30, 2011 and represented bonus compensation settled during the three months ended September 30, 2011 as a result of our stock price not reaching a guaranteed level in connection with certain stock options granted. The fair value of this liability is remeasured quarterly using the Black Scholes option pricing model which considers the potential payout, the remaining time until payout, volatility of the underlying shares, and the risk-free interest rate to calculate the liability that may be due under the arrangement.

The change in liability for the nine months ended September 30, 2011 is included in compensation expense as follows (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning liability balance as of December 31, 2010	$513
Increase in compensation expense	295
Settlement of compensation	(808)

Ending liability balance as of September 30, 2011	$—

Inventory

The components of inventory were as follows (in thousands):

	September 30, 2011	December 31, 2010
Work in process	$12,095	$15,015
Finished goods	13,685	24,900

Total inventory	$25,780	$39,915

Property and Equipment

Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	September 30, 2011	December 31, 2010
Office and laboratory equipment	5	$13,660	$11,573
Computer equipment	3 - 5	3,879	3,104
Furniture and fixtures	3 - 7	1,709	1,805
Leasehold improvements	Lease term	5,593	5,389
Software	1 - 3	1,628	1,390
Construction in progress		51	225

		26,520	23,486
Accumulated depreciation		(15,131)	(12,132)

Property and equipment, net		$11,389	$11,354

Depreciation and amortization expense for the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010 was $1.1 million, $0.9 million, $3.2 million and $2.7 million, respectively.

Investment in a Privately Held Company

In September 2011, we purchased shares of convertible preferred stock in a privately-held venture capital funded technology company at a total investment cost of $10.0 million, which at the time of the investment represented a 16.3% equity interest in the company. We also entered into a strategic partnership to co-develop an integrated chip that combines our MoCA functionality with this entity’s independently developed technology. As a result of our joint development arrangement with this company and the appointment of our CEO as a member of the company’s board of directors, we have determined that the ability to exercise significant influence over the company exists, and, accordingly, we have accounted for this investment following the equity method. For the three months ended September 30, 2011, the change in the carrying value of our investment was $91,000, which is reflected as a decrease in our investment. As of September 30, 2011, the carrying amount of our investment in a privately held company was $9.9 million, which is the extent of our exposure related to our investment in this entity.

Accrued Warranty

The following table presents a rollforward of our product warranty liability, which is included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets (in thousands):

Total
Beginning balance as of December 31, 2010	$97
Expirations	(65)
Accruals for warranties issued during the year	88
Settlements made during the year	(14)

Ending balance as of September 30, 2011	$106

Accrued Bonuses

We maintain a discretionary management bonus plan. The potential bonus payments made under our plans are based significantly on the achievement of operational, financial and business development objectives for each calendar year. As of September 30, 2011 we believed that the achievement of some of our performance targets specified by the 2011 bonus plan was probable. As of September 30, 2011 and September 30, 2010 our accruals for management bonuses were $0.3 million and $3.0 million, respectively.

Deferred Compensation

In June 2011, we implemented a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At September 30, 2011, we had marketable securities totaling $0.1 million related to investments in equity securities that are held in a rabbi trust established under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.1 million at September 30, 2011, all of which was classified as a non-current liability and recorded in our unaudited condensed consolidated balance sheets under other long-term liabilities.

Credit Facilities

In April 2011, our $5.0 million revolving credit line with Silicon Valley Bank expired and was not renewed.

Purchase Commitments

We had firm purchase order commitments for the acquisition of inventory as of September 30, 2011 and December 31, 2010 of $14.3 million and $26.0 million, respectively.

Stock-Based Compensation

We have in effect equity incentive plans under which incentive stock options, non-qualified stock options and restricted stock units have been granted to employees, directors and consultants to purchase shares of our common stock at a price not less than the fair market value of the stock at the date of grant, except for certain options assumed in connection with a business combination. These equity plans include the 2007 Non-Employee Directors’ Stock Option Plan, under which we continue to grant non-qualified stock options, and the 2007 Equity Incentive Plan, or 2007 Plan, under which we continue to grant non-qualified stock options and restricted stock units. These plans are further described in our Annual Report on Form 10-K, or Annual Report.

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

Stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 include compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of net revenues	$143	$104	$390	$256
Research and development	1,533	1,362	4,597	3,652
Sales and marketing	517	419	1,445	1,113
General and administrative	933	898	2,994	2,511

Total stock-based compensation expense	$3,126	$2,783	$9,426	$7,532

Equity Incentive Plans

As part of our continual evaluation of the calculation of our stock based compensation expense, we reviewed and updated our forfeiture rate, expected term and volatility assumptions during the three and nine month periods ended September 30, 2011 and there was no significant impact. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. We use a combination of our historical experience, the contractual term and the average option term of a comparable peer group to determine the expected life of our option grants. The peer group historical term is used due to the limited trading history of our common stock. The estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.

We granted options and other stock awards to consultants in connection with their service agreements. For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010 we recorded stock-based compensation expense related to these awards of $28,000, $0.1 million, $0.2 million and $0.2 million, respectively. The fair value of the awards was estimated using a Black-Scholes option-pricing model.

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected life (years)	5.0	5.0	5.0	5.0 - 6.1
Contractual term (years) for consultant options	10.0	10.0	10.0	10.0
Risk-free interest rate	1.76%	1.78%	1.76% - 2.24%	1.78% - 3.07%
Expected volatility	86%	85%	86%	80% - 85%
Expected dividend yield	—	—	—	—

As of September 30, 2011, we estimated there were $24.1 million in total unrecognized compensation costs related to employee stock option agreements, which are expected to be recognized over a weighted-average period of 1.5 years.

For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010 the fair value of expected shares to be issued under the ESPP were estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected life (years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.10% to 0.22%	0.25% to 0.43%	0.10% to 0.43%	0.17% to 0.49%
Expected volatility	42% to 67%	63% to 139%	42% to 74%	63% to 151%
Expected dividend yield	—	—	—	—

For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010 we recorded stock-based compensation expense related to awards under the ESPP totaling $0.2 million, $0.2 million, $1.0 million and $0.6 million, respectively. As of September 30, 2011 we estimated there were $0.2 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.4 years.

Stock Options

During the three and nine months ended September 30, 2011, we granted stock options to purchase approximately 0.1 million and 2.9 million shares of our common stock, respectively. During the three and nine months ended September 30, 2011, stock options to purchase approximately 0.3 million shares and 1.3 million shares of common stock were exercised, respectively. During the three and nine months ended September 30, 2011, options to purchase 0.1 million and 0.2 million shares of common stock were forfeited or expired, respectively. As of September 30, 2011, we had outstanding options to purchase approximately 11.2 million shares of common stock.

Restricted Stock Units

Approximately 0.1 million shares of our common stock vested and were released during the nine months ended September 30, 2011 pursuant to outstanding restricted stock units. No shares were vested or released during the three months ended September 30, 2011. As of September 30, 2011, we had approximately 0.6 million shares of common stock subject to restricted stock units outstanding.

During the nine months ended September 30, 2011, our Board of Directors approved the grant to certain employees of approximately 0.5 million restricted stock units, which vest annually over four years from the date of the grant. The related compensation expense of these restricted stock units is being recognized ratably over the service period of four years.

3. Income Taxes

In order to determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which we operate. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Income tax expense for the three and nine months ended September 30, 2011 was $1.8 million and $12.4 million, or approximately 28% and 34% of pre-tax income, respectively, compared to $36,000 and $65,000 of income tax expense for the three and nine months ended September 30, 2010, respectively. The effective tax rate for the three months ended September 30, 2011 is comprised of federal expense at statutory rates less research and development credits which resulted in a benefit of approximately 3% and a benefit of approximately 4% related to the reduction in the reserves for uncertain tax positions. The effective tax rate for the nine months ended September 30, 2011 is comprised of federal expense at statutory rates less research and development credits which resulted in a benefit of approximately 3%, offset by an increase in our tax rate of due to the impact of certain permanent items of approximately 1% and reserves for uncertain tax positions of approximately 1%. Our net state income tax rate was less than 0.1% for the three and nine months ended September 30, 2011, due to the impact of the California single sales factor election to calculate our tax liability.

Income tax expense for the three and nine months ended September 30, 2010 consisted of minimum state and foreign tax payments.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:

Net income—basic and diluted	$4,645	$11,271	$24,256	$16,121

Denominator:
Weighted average number of shares of common stock outstanding	86,542	72,892	86,017	72,195
Less: Restricted stock	(1)	(115)	(24)	(192)

Weighted average number of shares used to compute net income per share—basic	86,541	72,777	85,993	72,003

Effect of dilutive securities:
Restricted stock	1	115	24	192
ESPP shares	93	42	71	79
Stock award common share equivalents	2,249	4,671	3,077	3,517

Weighted average number of shares used to compute net income per share—diluted	88,884	77,605	89,165	75,791

Net income per share—basic	$0.05	$0.15	$0.28	$0.22

Net income per share—diluted	$0.05	$0.15	$0.27	$0.21

For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010, potentially dilutive securities covering 6.5 million, 1.8 million, 3.5 million and 2.9 million shares of our common stock, respectively, were not included in the diluted net income per share calculations because they would be antidilutive.

5. Supplemental Disclosure of Cash-Flow and Non-Cash Activity

Cash-Flow

The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash paid for taxes	$210	$11	$1,802	$11

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Nine Months Ended September 30,
	2011	2010
Repurchase liability for early exercise of stock options	$91	$199
Currency translation adjustment	(35)	(24)
Unrealized gain on investments, net of tax	90	—

6. Significant Customer, Vendor and Geographic Information

Customers

Based on direct shipments, customers that exceeded 10% of total net revenues or accounts receivable were as follows:

	Net Revenues		Net Revenues		Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,	As of December 31,
	2011	2010	2011	2010	2011	2010
Cisco Systems, Inc.	15%	10%	*	*	11%	*
Motorola Mobility, Inc.	13%	19%	18%	18%	15%	26%
Prime Electronics & Satellitics, Inc.	10%	*	*	*	*	*
Samsung Electronics Co., Ltd.	*	*	*	*	*	11%
Wistron NeWeb Corporation	28%	22%	24%	17%	36%	18%

*	Customer accounted for less than 10% of total net revenues or accounts receivable, as applicable, for the period indicated.

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Asia	$43,037	$54,743	$164,316	$125,129
Europe	249	304	617	2,632
United States	136	99	795	2,574
North America, other	8,043	6,164	18,731	9,106

Total	$51,465	$61,310	$184,459	$139,441

As of September 30, 2011 and December 31, 2010, long-lived assets, which represent property, plant and equipment, net of accumulated depreciation, located outside of the United States were not material.

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

In December 2004, we introduced and commenced commercial shipments of our home networking products. In the first quarter of 2006, we began commercially shipping our broadband access solutions. In May 2007, we acquired Arabella Software Ltd., or Arabella, a developer of embedded software. In June 2007, we acquired RF Magic, Inc., or RF Magic, a provider of digital broadcast satellite outdoor unit, or DBS ODU, and silicon tuner solutions. In 2008, we acquired certain specified assets of Vativ Technologies, Inc., or Vativ, a provider of high-bandwidth, advanced digital processing solutions for digital television and 10 gigabit Ethernet markets. Since inception, we have invested heavily in product development and have only recently achieved profitability on an annual basis, with net income of $64.7 million for the year ended December 31, 2010 and net income of $24.3 million for the nine months ended September 30, 2011 and $4.6 million for the three months ended September 30, 2011. In 2010, our net revenues increased to $210.2 million from $116.3 million in 2009. Our net revenues increased from $139.4 million for the nine months ended September 30, 2010 to $184.5 million for the nine months ended September 30, 2011. These revenue increases were primarily due to the increased demand for our home networking products and our DBS ODU products, which is directly related to the increased deployment of our products into consumer homes by satellite and cable operators. As of September 30, 2011, we had an accumulated deficit of $152.9 million.

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

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	100%	100%	100%	100%
Cost of net revenues	45	47	45	47

Gross profit	55	53	55	53
Operating expenses:
Research and development	29	20	23	26
Sales and marketing	8	8	7	9
General and administrative	6	6	5	7

Total operating expenses	43	34	35	42

Income from operations	12	19	20	11
Income tax provision	4	—	7	—

Net income	8%	19%	13%	11%

Comparison of Three and Nine Months Ended September 30, 2011 and 2010

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Net revenues	$51,465	$61,310	(16)%	$184,459	$139,441	32%

Our net revenues for the three months ended September 30, 2011 were $51.5 million compared to net revenues of $61.3 million during the same period in 2010, a decrease of $9.8 million or 16%. The decrease in net revenues was primarily due a decrease in the demand for our home networking products during the third quarter of 2011.

Our net revenues for the nine months ended September 30, 2011 were $184.5 million compared to net revenues of $139.4 million during the same period in 2010, an increase of $45.0 million or 32%. The overall increase in net revenues was driven by higher demand for our home networking products, which were the result of deployments of MoCA enabled devices by existing and new service providers during the first half of 2011, as well as an increase in the deployment of DBS ODU products.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Gross profit	$28,469	$32,536	(13)%	$101,878	$74,135	37%
% of net revenues	55%	53%		55%	53%

Gross profit for the three months ended September 30, 2011 was $28.5 million, a decrease of $4.1 million, or 13%, from gross profit of $32.5 million during the same period in 2010. The decrease in gross profits was primarily due to lower net revenues from the sale of our home networking products during the third quarter of 2011. Gross margins increased by 2% and were favorably impacted by lower unit costs of both our home networking products and our DBS ODU products, principally as a result of more favorable manufacturing costs.

Gross profit for the nine months ended September 30, 2011 was $101.9 million, an increase of $27.7 million, or 37%, from gross profit of $74.1 million during the same period in 2010. The increase in gross profits was primarily due to higher net revenues from the sale of our home networking products and our DBS ODU products during the third quarter of 2011. Gross margins increased by 2% in 2011 due to lower unit costs of both our home networking products and our DBS ODU products, principally as a result of more favorable manufacturing costs.

Cost of net revenues for the three and nine months ended September 30, 2011 included a net increase in the reserve for excess and obsolete inventory of $0.5 million and $1.5 million, or approximately 1% of net revenues, respectively.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Research and development	$15,142	$12,410	22%	42,439	35,694	19%
% of net revenues	29%	20%		23%	26%

Research and development expenses increased by $2.7 million, or 22%, to $15.1 million during the three months ended September 30, 2011 from $12.4 million during the same period in 2010. This $2.7 million increase was primarily due to increased personnel costs of $1.1 million (of which $0.2 million was due to stock-based compensation) which was primarily attributable to the 22% increase in the number of employees engaged in research and development activities during the three months ended September 30, 2011 compared to the same period in 2010. The remaining increase in research and development expenses was related to an overall increase in development tool costs, supply costs and outside service costs of approximately $1.4 million, as well as an increase in overhead allocations of approximately $0.2 million, which resulted from a general increase in research and development activities during the three months ended September 30, 2011 as compared to the same period in 2010.

Research and development expenses increased by $6.7 million, or 19%, to $42.4 million during the nine months ended September 30, 2011 from $35.7 million during the same period in 2010. This $6.7 million increase was primarily due to increased personnel costs of $3.8 million (of which $0.9 million was due to stock-based compensation) which was primarily attributable to the 22% increase in the number of employees engaged in research and development activities during the nine months ended September 30, 2011 compared to the same period in 2010. The remaining increase in research and development expenses was primarily related to an increase in overhead allocations of approximately $1.5 million which resulted from a general increase in research and development activities as well as an overall increase in development tool costs, supply costs and outside service costs of approximately $1.4 million during the nine months ended September 30, 2011 as compared to the same period in 2010.

Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Sales and marketing	$4,073	$5,054	(19)%	13,196	12,823	3%
% of net revenues	8%	8%		7%	9%

Sales and marketing expenses decreased by approximately $1.0 million, or 19%, to $4.1 million during the three months ended September 30, 2011 from $5.1 million during the same period in 2010. This decrease was primarily attributable to a decrease in variable compensation expenses during the three months ended September 30, 2011 as compared to the same period in 2010.

Sales and marketing expenses increased by approximately $0.4 million, or 3%, to $13.2 million during the nine months ended September 30, 2011 from $12.8 million during the same period in 2010. This $0.4 million increase was primarily due to increased stock-based compensation costs of $0.3 million. General customer support, marketing and trade show related activities and overhead allocations contributed to the remaining increase of $0.1 million.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
General and administrative	$2,939	$3,798	(23)%	$10,143	$9,510	7%
% of net revenues	6%	6%		5%	7%

General and administrative expenses decreased by approximately $0.9 million, or 23%, to $2.9 million during the three months ended September 30, 2011 from $3.8 million during the same period in 2010. This decrease was primarily attributable to a decrease in variable compensation expenses of $1.1 million during the three months ended September 30, 2011 as compared to the same period in 2010. The decrease was partially offset by an increase in outside services and consulting expenses of $0.2 million.

General and administrative expenses increased by approximately $0.6 million, or 7%, to $10.1 million during the nine months ended September 30, 2011 from $9.5 million during the same period in 2010. This increase was primarily due to an increase in outside services and consulting expenses of $0.8 million, offset by a decrease in personnel costs of $0.4 million, primarily driven by a reduction in variable compensation costs.

Other Income, net

Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was approximately $0.1 million during the three months ended September 30, 2011 compared to $33,000 during the same period in 2010. This increase was primarily due to the increase in interest income of approximately $0.2 million as a result of an increase in our cash and marketable securities balance during the three months ended September 30, 2011 as compared to the same period in 2010.

Other income, net, was approximately $0.5 million during the nine months ended September 30, 2011 compared to $78,000 during the same period in 2010. This increase was primarily due to the $0.6 million increase in interest income as a result of an increase in our cash and marketable securities balance during the nine months ended September 30, 2011 as compared to the same period in 2010.

During the three months ended September 30, 2011, we recorded an expense of $91,000 which related to our investment in a privately held entity which is accounted for under the equity method of accounting. Under the equity method of accounting, the change in the carrying value of our investment in the privately held entity is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss).

Income Taxes

Income tax expense for the three and nine months ended September 30, 2011 was $1.8 million and $12.4 million, or approximately 28% and 34% of pre-tax income, respectively, compared to $36,000 and $65,000 of income tax expense for the three and nine months ended September 30, 2010, respectively. The effective tax rate for the three months ended September 30, 2011 is comprised of federal expense at statutory rates less research and development credits which resulted in a benefit of approximately 3% and a benefit of approximately 4% related to the reduction in the reserves for uncertain tax positions. The effective tax rate for the nine months ended September 30, 2011 is comprised of federal expense at statutory rates less research and development credits which resulted in a benefit of approximately 3%, offset by an increase in our tax rate of due to the impact of certain permanent items of approximately 1% and reserves for uncertain tax positions of approximately 1%. Our net state income tax rate was less than 0.1% for the three and nine months ended September 30, 2011, due to the impact of the California single sales factor election to calculate our tax liability. Due to the expected utilization of net operating loss carryforwards and research and development credits that offset our taxes payable, our current income tax expense in 2011 is significantly higher than our actual cash tax liability. Income tax expense during the three and nine months ended September 30, 2010 represented minimum state and foreign tax payments.

We are currently under a tax audit in Israel for tax years 2007 through 2009. At this stage, the outcome of the audit is uncertain, however, we believe that any contingencies related to this audit are adequately provided for.

Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010, we had cash, cash equivalents and marketable securities of $189.6 million and $168.8 million, respectively. At September 30, 2011 and December 31, 2010, we had approximately $1.6 million and $1.0 million of cash, respectively, which was held outside of the United States. The cash held outside the United States was needed to meet local working capital requirements for our foreign subsidiaries and is considered permanently reinvested in the applicable foreign subsidiary.

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

The following table shows our cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$33,343	$17,798
Net cash used in investing activities	(110,560)	(2,508)
Net cash provided by financing activities	3,793	3,045
Net effect of exchange rates on cash	46	41

Net (decrease) increase in cash and cash equivalents	$(73,378)	$18,376

Cash Flows from Operating Activities

Net cash provided by operating activities was $33.3 million for the nine months ended September 30, 2011. Sources of cash provided by operating activities included cash generated from net income of $24.3 million, which included non-cash charges of $11.9 million related to deferred income taxes, $9.4 million in stock compensation expenses, depreciation and amortization expense of $3.2 million, amortization of premiums on marketable securities of $2.9 million and a reserve for excess and obsolete inventory of $1.5 million. Offsetting the non-cash charges were uses of cash of $20.0 million related to working capital changes. Cash used for working capital purposes included an increase in our accounts receivable balance of $16.9 million due to a higher volume of shipments in the second half of the second quarter of 2011, a decrease in our accounts payable balance of $12.1 million due to the timing of payments for inventory purchases, an increase in prepaid expenses and other assets of $1.8 million, a reduction in accrued payroll and benefit expenses of approximately $0.9 million primarily due to payments of fiscal year end incentive bonuses in the first quarter of 2011 and a reduction in accrued expenses and other liabilities of approximately $0.8 million. These working capital uses of cash were partially offset by working capital sources of cash including a decrease in our inventory balances of $12.6 million as we reduced our inventory levels on our MoCA products during the first nine months of 2011.

Net cash provided by operating activities was $17.8 million for the nine months ended September 30, 2010, primarily resulting from net income of $16.1 million, $7.5 million in stock compensation expenses, depreciation and amortization of $3.9 million, a $11.1 million increase in accounts payable and other liabilities driven primarily by an increase in inventory and a $0.9 million decrease in prepaid expenses. These increases in net cash were offset by an increase in accounts receivable of $13.6 million due to an increase in sales during the nine months ended September 30, 2010 and a $7.9 million increase in inventory primarily related to our silicon tuner products, new deployments of our home networking products and increased demand of our channel stacking switch products.

Cash Flows from Investing Activities

Net cash used in investing activities was $110.6 million for the nine months ended September 30, 2011 due to purchases of available-for-sale securities of $181.0 million, a $10.0 million investment in a privately held company which was accounted for under the equity method of accounting and purchases of property and equipment of $3.3 million, primarily consisting of research and development equipment. These investing activity uses of cash were partially offset by sales of available-for-sale securities of $83.7 million.

Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2010 due to purchases of property and equipment primarily consisting of research and development equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.8 million for the nine months ended September 30, 2011, due to proceeds from the issuance of common stock in connection with stock option exercises.

Net cash provided by financing activities was $3.0 million for the nine months ended September 30, 2010, due to proceeds from the issuance of common stock in connection with stock option exercises.

We believe that our cash, cash equivalents and investments of $189.6 million as of September 30, 2011, will be sufficient to fund our projected operating requirements for at least the next 12 months.

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

Indemnities

In the ordinary course of business, we have entered into agreements that include indemnity provisions with certain customers. Based on historical experience and information known as of September 30, 2011, we have not recorded any indemnity obligations.

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

In May 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS (ASU 2011-04). This update amends Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal quarter beginning January 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We believe the adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on our consolidated financial position or results of operations.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. The fair value of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values. At September 30, 2011, we had $189.6 million in cash, cash equivalents and investments, all of which were stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of the $24.7 million of cash and cash equivalents held as of September 30, 2011, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the fair value of the $164.8 million of our investments by approximately $1.3 million.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have had net operating losses for most of the time we have been in existence, had an accumulated deficit of $152.9 million as of September 30, 2011 and only recently became profitable on an annual basis, and we are unable to predict whether we will remain profitable.*

We were incorporated in 2001, did not commence shipping production quantities of our home networking products until December 2004 and only recently became profitable on an annual basis. Consequently, any predictions about future performance may not be as accurate as they could be if we had a longer history of successfully commercializing our home networking solutions and profitable operations. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.

Although we became profitable on an annual basis in 2010, we have incurred substantial net losses since our inception and, as of September 30, 2011, we had an accumulated deficit of $152.9 million. For the year ended December 31, 2010, we generated net income of $64.7 million. For the years ended December 31, 2009 and 2008, we incurred net losses of $13.2 million and $136.4 million, respectively. We may incur operating losses in the future as we continue to make significant expenditures related to the development of our products and the expansion of our business. Our ability to sustain profitability depends on the extent to which we can maintain or increase revenue and control our costs in order to, among other things, counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures, or unforeseen difficulties or costs associated with the integration of acquired assets or businesses. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, we are unable to predict the extent of our profitability or future losses. If we are unable to achieve adequate growth, we may not sustain profitability.

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

Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we currently face, or in the future expect to face, competition from companies such as Broadcom Corporation, or Broadcom, STMicroelectronics N.V., or ST Micro, Trident Microsystems, Inc., Sigma Designs, Inc., Cisco Systems, Inc., Intel Corporation, Marvell Technology Group Ltd., MaxLinear, Inc., Qualcomm, Inc., Lantiq Deutschland GmbH and Vixs Systems, Inc., in the sale of Multimedia over Coax Alliance, or MoCA, compliant chipsets and technology, and from companies such as Broadcom, NXP Semiconductors N.V., PLX Technology, Inc., and ST Micro, in the sale of direct broadcast satellite outdoor unit products. For example, Broadcom has announced the availability of several multi-format video decoder system-on-a-chip solutions with integrated MoCA functionality. Broadcom’s system-on-a-chip design platforms, which are based on Broadcom’s MoCA-enabled system-on-a-chip product, have achieved MoCA 1.0 and MoCA 1.1 certification from the MoCA certification board and Broadcom, among other companies, may release MoCA 2.0 products in 2011. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge and could acquire significant market share. Further, our current and potential competitors may also enter into licensing arrangements with third parties with respect to MoCA chipsets or technology on licensing terms that are more favorable than the licensing terms that we would be able to offer through the direct licensing of our MoCA chipsets and technology to such third parties. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop products or technologies that cause our products and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.

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

Our ability to compete depends on a number of factors, including:

•	the adoption of our products and technologies by service providers, ODMs and OEMs;

•	the performance and cost effectiveness of our products relative to our competitors’ products;

•	our ability to deliver high quality and reliable products in large volumes and on a timely basis;

•	our ability to build close relationships with service providers, ODMs, OEMs, retailers and consumer electronics manufacturers;

•

our success in developing and utilizing new technologies to offer products and features previously not available in the marketplace that are technologically superior to those offered by our competitors;

•	our ability to identify new and emerging markets and market trends;

•	our ability to reduce our product costs and receive favorable pricing from our suppliers;

•	our ability to recruit design and application engineers and other technical personnel;

•	our ability to protect our intellectual property and obtain licenses to the intellectual property of others on commercially reasonable terms;

•	our ability to expand MoCA penetration outside of the United States; and

•	our ability to create a retail market for MoCA products in consumer electronics devices, such as televisions.

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

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*

We derive a substantial portion of our revenues from a limited number of customers. For example, for the year ended December 31, 2010, Wistron NeWeb Corporation, or Wistron, and Motorola Mobility, Inc. (formerly Motorola, Inc.), or Motorola, accounted for 21% and 17% of our net revenues, respectively; for the year ended December 31, 2009, Actiontec Electronics Inc., or Actiontec, and Motorola accounted for 16% and 27% of our net revenues, respectively; and for the year ended December 31, 2008, Actiontec and Motorola accounted for 20% and 36% of our net revenues, respectively. More recently, during the nine months ended September 30, 2011, Motorola and Wistron accounted for approximately 18% and 24% of our net revenues, respectively. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to sell our products to existing and other large customers.

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

•	changes in demand for our products or those offered by service providers and our customers;

•	the timing and amount of orders, especially from significant service providers and customers;

•	the seasonal nature of the sales of products that incorporate our products by certain service providers which may affect the timing of orders for our products;

•	the level and timing of capital spending of service providers, both in the United States and in international markets;

•	competitive market conditions, including pricing actions by us or our competitors;

•	adverse market perception of MoCA-compliant products;

•	any delay in the approvals or adoption associated with the new MoCA standard (MoCA 2.0) by the alliance, OEMs or service providers;

•	our unpredictable and lengthy sales cycles;

•	the mix of products and product configurations sold;

•	our ability to successfully define, design and release new products on a timely basis that meet customers’ or service providers’ needs;

•	costs related to acquisitions of complementary products, technologies or businesses;

•	new product introductions and enhancements, or the market anticipation of new products and enhancements, by us or our competitors;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and the effect of our use of inventory “hubbing” arrangements;

•	unexpected changes in our operating expenses;

•	general economic conditions (including the recent industry and economic downturn) and political conditions in the countries where we operate or our products are sold or used;

•	our ability to attain and maintain production volumes and quality levels for our products, including adequate allocation of wafer, assembly and test capacity for our products by our subcontractors;

•	our customers’ ability to obtain other components needed to manufacture their products;

•	the cost and availability of components and raw materials used in our products, including, without limitation, the price of gold and copper;

•	changes in manufacturing costs, including wafer, test and assembly costs, manufacturing yields and product quality and reliability;

•	our inability to obtain continuous cost reductions from wafer, assembly and test vendors;

•	productivity of our sales and marketing force;

•	our inability to reduce operating expenses in a particular quarter if revenues for that quarter fall below expectations;

•	future accounting pronouncements and changes in accounting policies;

•	disputes between content owners and service providers that result in the delay or elimination of the mass production and sale of products using our technology;

•

labor disputes or other disruptions that result in the cancellation of widely-viewed televised events (e.g., sporting events) causing potential or existing subscribers to cancel or delay the purchase of products that incorporate our technology from service providers, or that otherwise impact the demand for our products or technology;

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

The success of our digital broadcast satellite outdoor unit products depends on the demand for our products within the satellite digital television market and the growth of this overall market.*

In addition to our MoCA home networking products, we also derive a significant portion of our revenues from sales of our digital broadcast satellite outdoor unit products into markets served by digital broadcast satellite providers and their ODM and OEM partners. The digital broadcast satellite market may not grow in the future as anticipated or a significant market slowdown may occur, which would in turn reduce the demand for applications or devices, such as multi-switch and low-noise block converters that rely on our digital broadcast satellite outdoor unit products. Because of the intense competition in the satellite, terrestrial and cable digital television markets, the unproven technology of many products addressing these markets and the short product life cycles of many consumer applications or devices, it is difficult to predict the potential size and future growth rate of the markets for our digital broadcast satellite outdoor unit products. If the demand for our digital broadcast satellite outdoor unit products is not as great as we expect, or if we are unable to produce competitive products to meet that demand, our revenues could be adversely affected.

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

In addition, if areas characterized by fiber optic networks that terminate within one kilometer of customer premises do not continue to grow, or we are unable to develop broadband access products that are competitive outside of these areas, the demand for our broadband access products may not grow and our revenues may be limited. Even if the markets in which our broadband access products are targeted continue to grow or we are able to serve additional markets, customers and service providers may not adopt our technology. There are a growing number of competing technologies for delivering high-speed broadband access from the service provider’s network to the customer’s premises. For example, our broadband access products face competition from products using DOCSIS, versions of DSL, Ethernet and 4G LTE solutions. Moreover, there are many other access technologies that are currently in development including some low cost proprietary solutions. If service providers adopt competing products or technologies, the demand for our broadband access products will decline and we may not be able to generate significant revenues from these products.

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

Our joint development arrangements with customers, companies that we have investments in and other third parties may not be successful.*

We have entered into joint development arrangements with customers, companies we have investments in and other third parties, and we expect to enter into new joint development arrangements from time to time in the future. Currently we have investments in, and various obligations and commitments to, third parties related to these joint development arrangements. Joint development arrangements can magnify several risks for us, including loss of control over the development and development timeline of jointly developed products. Accordingly, we face increased risk that our joint development activities may result in products that are not commercially successful or that are not available in a timely fashion. In addition, any third party with whom we enter into a joint development arrangement may fail to commit sufficient resources to the joint development, change its policies or priorities and abandon or fail to perform its obligations related to the joint development. The failure to timely develop commercially successful products through our joint development activities as a result of any of these and other challenges could have a material adverse affect on our business, results of operations, and financial condition.

We are currently in the process of developing an integrated chip that combines our MoCA functionality with a third party’s independently developed transcoding technology. We lack experience in developing a highly integrated chip of this nature, and therefore may encounter unexpected engineering challenges and difficulties. This integrated chip, which is being jointly developed with Zenverge, Inc., or Zenverge, will be significantly more complex than other chips that we have developed in the past. Consequently, it might take longer and cost more to develop that we currently anticipate. In addition, given the complexity of this integrated chip and its related software, we may not be successful in addressing quality and reliability issues, which could result in a final product that is less reliable than other chips we have developed. If this occurs, or if other customer requirements are not met, the integrated chip may not achieve widespread market acceptance and our sales may not meet our expectations or be sufficient to provide us with an adequate return on our investment. There can be no assurances that our joint development arrangement with Zenverge will be successful or that the resulting integrated chip will be cost-competitive or include all of the functionality we hope to include in such chip.

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

•

an acquisition, strategic relationship, joint venture or investment in an unproven development stage company not furthering our business strategy as anticipated as a result of limited financial or other resources, lack of management experience or expertise or for other reasons unknown to us at the time of such transaction;

•	our inability to liquidate an investment in a privately held company when we believe it is prudent to do so which results in a significant reduction in value or loss of our entire investment;

•	difficulties entering and competing in new product or geographic markets and increased competition, including price competition;

•	significant problems or liabilities, including increased intellectual property and employment related litigation exposure, associated with acquired businesses, assets or technologies;

•

in connection with any such transaction, the need to use a significant portion of our available cash, issue additional equity securities that would dilute the then-current stockholders’ percentage ownership, make unanticipated follow-on investments or incur substantial debt or contingent liabilities in an effort to preserve any value in the initial transaction;

•

requirements to devote substantial managerial and engineering resources to any strategic relationship, joint venture or collaboration, which could detract from our other efforts or significantly increase our costs;

•

lack of control over the actions of our business partners in any strategic relationship, joint venture, collaboration or investment, which could significantly delay the introduction of planned products or otherwise make it difficult or impossible to realize the expected benefits of such relationship; and

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

We may not realize the anticipated financial and strategic benefits from the businesses we have acquired or be able to successfully integrate such businesses with ours.*

We will need to overcome challenges, some of which may be significant, in order to realize the benefits or synergies from the acquisitions we have completed to date and any acquisitions that we may complete from time to time in the future. These challenges include the following:

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

Our products and products sold by other companies in our industry have historically experienced a decrease in average selling prices over time. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions from our competitors. For example, we expect that other chipset manufacturers who are members of MoCA will produce competing chipsets and create pricing pressure for such products. Broadcom’s announcements about the availability of competing chipsets in certain applications will put further pressure on pricing. Our future operating results may be harmed due to the decrease of our average selling prices. To maintain our current gross margins or increase our gross margins in the future, we must develop and introduce on a timely basis new products and product enhancements, continually reduce our product costs and manage product transitions in a timely and cost-effective manner. Our failure to do so would likely cause our revenues and gross margins to decline, which could have a material adverse effect on our operating results and cause the value of our common stock to decline.

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

Our product development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*

Our product development efforts require substantial research and development expense. Our research and development expense was $42.4 million and $35.7 million for the nine months ended September 30, 2011 and 2010, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.*

We intend to continue spending substantial amounts to grow our business. We may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities and acquire complementary businesses or technologies. We may not be able to obtain such financing on favorable terms or at all. Our revolving credit line with Silicon Valley Bank, or SVB, expired in April 2011 in accordance with its terms and was not renewed. When and if a need for credit arises in the future, we have no assurance that we will be able to obtain such credit from SVB or any other lender.

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

The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. For example, in July 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in areas such as “say on pay.” Our management and other personnel may be required to devote a substantial amount of time to these compliance programs and as a result of the new corporate governance and executive compensation-related rules, regulations and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules.

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

Risks Related to Our Intellectual Property

Our ability to compete and our business could be jeopardized if we are unable to secure or protect our intellectual property.*

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents at all or they may not issue as patents in a form that will be advantageous to us. Our issued patents and those that may issue in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to invalidate, render unenforceable or design around our patents. Additionally, on September 16, 2011, the Leahy-Smith America Invests Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States patent office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We have in the past received, and in the future we, our customers or the service providers that purchase products from our customers may receive, inquiries from other patent holders and may become subject to claims that we infringe their intellectual property rights. Furthermore, we are, and may in the future be, engaged in joint development projects with technology partners that will result in the incorporation of technology contributed by us and our technology partners into one or more jointly developed products. Accordingly, even if our own technology and stand-alone products do not infringe third party patents, the technology that is contributed by any of our technology partners, or the combination of our technology with that of our technology partners, may infringe third party patents, subjecting us through the use, manufacture, sale, offer for sale or importation of our products to claims that we infringe the intellectual property rights of others. Any intellectual property claim or dispute, regardless of its merits, could force us, our customers or the service providers that purchase our products from our customers to license the third-party’s patents for substantial royalty payments or cease the sale of the alleged infringing products or use of the alleged infringing technologies, or force us to defend ourselves and possibly our customers or contract manufacturers in litigation. Any cessation of product sales by us, our customers or the service providers that purchase products from our customers could have a substantial negative impact on our revenues. Any litigation, regardless of its outcome, could result in substantial expense and significant diversion of our management’s time and other resources. Moreover, any such litigation could subject us, our customers or the service providers that purchase our products from our customers to significant liability for damages (including treble damages), temporary or permanent injunctions, or the invalidation of proprietary rights or require us, our customers or the service providers that purchase products from our customers to license the third-party patents for substantial royalty or other payments.

In addition, we may also be required to indemnify our customers and contract manufacturers for damages they suffer as a result of such infringement or litigation.

Our use of open source software and third-party technologies, including software, could impose limitations on our ability to commercialize our products.*

We incorporate open source software into our products, including certain open source code which is governed by the GNU General Public License, Lesser GNU General Public License and Common Development and Distribution License. In addition, open source software may be incorporated into the technology developed by our technology partners either with or without our knowledge and may be incorporated into our products either with or without our knowledge. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, make our proprietary code generally available in source code form (for example, proprietary code that links in particular ways to certain open source modules), which could result in our trade secrets being disclosed to the public and the potential loss of intellectual property rights in our software, require us to re-engineer our products, discontinue the sale of our products if re-engineering cannot be accomplished on a cost-effective and timely basis, or become subject to other consequences, any of which could adversely affect our business, operating results and financial condition.

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

Risks Related to International Operations

We expect a significant portion of our future revenues to come from our international customers and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised 100% and 98% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively. International business activities involve certain risks, including:

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

Substantially all of our products, and the products of many of our customers, are manufactured by third-party contractors located in the Pacific Rim, a region subject to earthquakes and other natural disasters, as well as economic and political instability. Any disruption to the operations of these contractors could cause significant delays in the production or shipment of our products.*

Substantially all of our products are manufactured by third-party contractors located in the Pacific Rim. The risk of an earthquake in this area is significant due to the proximity of major earthquake fault lines to the facilities of our foundry, assembly and test subcontractors. The occurrence of earthquakes or other natural disasters, such as the mudslides and widespread flooding in Thailand, or the occurrence of other catastrophic events such as a pandemic in the region, could result in the disruption of our foundry or assembly and test capacity or in the ability of our customers to purchase the raw materials or parts necessary to manufacture products, such as digital video recorders, or DVRs, into which our products are incorporated. In addition, many countries within the Pacific Rim have experienced, and continue to experience, periods of economic and political instability. Any deterioration in the economic and political conditions in the Pacific Rim that disrupts the operations of our third-party contractors could also result in the disruption of our foundry or assembly and test capacity. Any disruption caused by an earthquake or other catastrophic event or from the deterioration of economic and political conditions could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not, and our customers may not, be able to obtain alternate capacity on favorable terms, if at all.

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

Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*

As of September 30, 2011, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 14% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities of the Company that were sold during the three months ended September 30, 2011:

(1)	As of June 30, 2011, options to purchase up to 1,101,481 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the three months ended September 30, 2011, none of these options were cancelled without being exercised and options to purchase 133,408 shares of common stock were exercised at a weighted average exercise price of $0.85 per share. As of September 30, 2011, options to purchase up to 968,073 shares of our common stock remained outstanding under the 2001 Plan.

(2)	As of June 30, 2011, options to purchase up to 272,175 shares of our common stock were outstanding under our RF Magic, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the three months ended September 30, 2011, none of these options were cancelled without being exercised and options to purchase 34,245 shares of common stock were exercised at a weighted average exercise price of $0.62 per share. As of September 30, 2011, options to purchase up to 237,930 shares of our common stock remained outstanding under the RF Magic Plan.

(3)	In connection with our acquisition of RF Magic, we entered into put and call option agreements pursuant to which we are obligated to issue shares of our common stock in exchange for the shares of RF Magic’s common stock issuable upon exercise of stock options held by employees of RF Magic’s French subsidiary. Although we acquired RF Magic’s French subsidiary in connection with the acquisition, we did not assume the options held by the employees of the French subsidiary. As of June 30, 2011, there were 9,454 shares of our common stock subject to the put and call option agreements. During the three months ended September 30, 2011, none of these options were cancelled without being exercised and options to purchase 1,050 shares of common stock were exercised and exchanged at a weighted average exercise price of $1.05 per share. As of September 30, 2011, we remain obligated to issue up to 8,404 shares of our common stock in exchange for the shares of RF Magic’s common stock issuable upon exercise of options held by the employees of our French subsidiary.

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

The issuance of the shares of our common stock described in paragraph (3) was deemed exempt from registration under the Securities Act in reliance on Section 3(A)(10) of the Securities Act after a fairness hearing before the California Department of Corporations.

Issuer Purchases of Equity Securities

Pursuant to the terms of the 2001 Plan, options may be exercised prior to vesting. Shares of common stock issued prior to vesting that remain unvested are subject to a repurchase option in our favor that lapses in accordance with the original vesting schedule for the option. During the three months ended September 30, 2011, we did not repurchase any shares of our common stock.

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

Date: November 4, 2011

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