Form 10-K
period 2011-12-31
ENTROPIC COMMUNICATIONS INC
filed 2012-02-03
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $727.2 million based on the closing price of the registrant’s common stock on The NASDAQ Global Market of $8.89 per share on June 30, 2011.

There were 87,213,770 shares of the registrant’s common stock issued and outstanding as of January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the registrant’s 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2011.

ENTROPIC COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2011

Entropic, Entropic Communications, c.LINK®, RF Magic and our logo are among the trademarks of Entropic Communications, Inc. and/or its affiliates in the United States and certain foreign countries. Any other trademarks or trade names mentioned are the property of their respective owners.

i

FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this Annual Report on Form 10-K, or Annual Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning our ability to sustain profitability; the competitive nature of the markets in which we compete and the effect of competing products and technologies; the demand for our products; the adoption of our technologies and the Multimedia over Coax Alliance, or MoCA, standard; the competitive nature of service providers; our dependence on manufacturers, sales representatives, distributors and other third parties; our ability to create and introduce new products and technologies; our ability to effectively manage our growth; our ability to successfully acquire companies or technologies that would complement our business; the ability of our contract manufacturers to produce and deliver products in a timely manner and at satisfactory prices; the transitioning of our silicon products to improved manufacturing process technologies; our ability to protect our intellectual property and avoid infringement of the intellectual property of others; our reliance on our key personnel; the effects of government regulation; our ability to obtain sufficient capital to expand our business; our ability to manage our business in the midst of adverse economic conditions; the cyclical nature of our industry; our ability to effectively transact business in foreign countries; and our ability to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Our products allow telecommunications carriers, cable operators and DBS service providers, which we collectively refer to as service providers, as well as providers of over-the-top, or OTT, services, to enhance and expand their service offerings and reduce deployment costs in an increasingly competitive environment. When compared to offerings from service providers, OTT services are relatively new to the market and require the use of devices like Apple TV, Sony Playstation, Roku or Xbox to receive services such as Hulu, Netflix or Vudu.

Our home networking solutions capitalize on the worldwide conversion of multimedia content, including video, from analog to digital. Multimedia content is now easy to store on digital video recorders, or DVRs, gaming consoles, digital versatile disk, or DVD, recorders, personal computers, portable devices and Internet-hosted services, also referred to as "the cloud." The ability to store this content on various devices has created “islands” of digital entertainment within the home. Our products bridge these islands and allow consumers to access their multimedia content throughout the home. Our MoCA-compliant chipsets can be embedded in a wide variety of consumer electronic devices. Service providers can employ our solutions to offer consumer applications such as multi-room DVR, online gaming, personal computer-to-television content sharing and streaming of downloaded movies stored on a personal computer or the cloud to a television. Additionally, products incorporating our MoCA solutions can be purchased directly by consumers to connect consumer electronic devices within the home such as personal computers, televisions and game consoles to the home's broadband connection such as digital subscriber line, or DSL, routers or cable modems and passive optical networks, or xPONs, and thereby enable the devices to benefit from OTT services that are made available on the Internet. Our MoCA home networking solutions are now being deployed into consumer homes to support multi-room DVR service by Comcast Corp, or Comcast, Cox Communications, Inc., or Cox, DIRECTV Holdings LLC, or DIRECTV, DISH Network LLC, or DISH Network, Time Warner Cable Inc., or Time Warner Cable, and Verizon Communications, Inc., or Verizon, as well as by a number of smaller service providers.

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

Industry Background

Intense competition among service providers and OTT service providers seeking to maximize revenues is driving a revolution in the delivery of video and other multimedia content into and throughout the home. According to research by IMS Research, or IMS, the number of U.S. pay-television households with HD video is expected to grow from 59 million in 2011 to approximately 99 million by 2015, representing a compound annual growth rate of approximately 14%. These service providers are making significant infrastructure investments to differentiate their offerings by adding new video services such as HD video, video-on-demand and multi-room DVR, as well as bundled video, voice and broadband data, or “triple-play,” services. In fact, consumers typically pay a higher price for video services than for traditional voice and broadband services. A successful video offering is critical for service providers to increase average revenue per user, drive subscriber growth and reduce subscriber turnover.

Several favorable consumer entertainment trends are contributing to the increasing video and multimedia revenue opportunity for service providers and OTT service providers. These trends include:

•

Increasing availability of digital multimedia content.    The conversion of multimedia content from an analog to a digital format and the increasing number of broadcast content providers who make their video content available for online video streaming are significantly increasing the amount and variety of video, music, photos and other multimedia content that consumers buy, receive and store.

•

Introduction of new video formats requiring greater bandwidth.    The development and introduction of digital video formats starting with SD, and progressing to HD, three dimensional, or 3D, and ultra high definition television, or UHDTV, not only provide the consumer with a higher quality viewing experience, but also increase the data throughput by up to 16 times the current HD requirements.

•

Proliferation of connected digital multimedia devices within the home.    As a result of the increasing availability of multimedia content from sources inside the home and from the Internet, connected digital multimedia devices such as high-definition televisions, or HDTVs, desktop and laptop personal computers, DVD players, tablets, Blu-ray players, portable media players, gaming consoles, DVRs and OTT set-top boxes can now be found in U.S. households in increasing numbers.

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

•

Increasing consumer adoption of OTT services.    Consumer demand for fully customizable viewing experiences that allow them to select the time, place and content has increased the availability of OTT services such as those offered from AppleTV, Boxee, GoogleTV, Netflix, BestBuy, Amazon and Wall-Mart/Vudu, all of which benefit from having a high-speed, highly reliable network connection to digital multimedia devices, such as connected HD video and game consoles, within a home.

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

The stringent communications requirements associated with high-quality HD video, 3D video and other multimedia content present a significant challenge for service providers today. In response, service providers require solutions that enable the distribution of such content into and throughout the home while maintaining the high-quality standards demanded by subscribers. For any such technology solution to succeed, we believe it must satisfy the following requirements:

•

High bandwidth, reliability and full QoS for HD video.    Due to the fact that video is typically a streaming, real-time, visual experience, video quality can rapidly degrade with errors or delays in packet delivery. A high-quality video experience requires reliable first-pass transmission, very low packet error rate, low latency and low jitter. Moreover, video consumes up to 10 times more bandwidth than typical voice and data services and has higher QoS requirements. A connected home with capacity to support multiple high-quality HD video streams requires a high bandwidth network with net throughput in excess of 100 megabits per second for today's services, which is believed to be increasing to greater than 250 megabits per second for services planned in the future.

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

Our product lines include home networking, broadband access, DBS outdoor unit solutions and silicon tuners. Our solutions target applications in HD video and other multimedia content distribution networks through cable, satellite, telecommunications and terrestrial mediums. Our solutions are currently used in consumer electronic and service provider customer premises equipment, including set-top boxes, broadband routers, optical network terminals, coax line terminals, low-noise block converters, multi-room DVRs, residential gateways and Ethernet-to-coax adapters, and can potentially be used in other devices, such as digital televisions, gaming consoles, connected HDTVs, OTT set-top-boxes, media servers and network attached storage devices.

Home Networking

Our home networking solutions target a large and rapidly growing market. Our home networking solutions are based on the MoCA standard. We are a founding member of MoCA, which was established in 2004 and includes as its members many major service providers, communications equipment companies, semiconductor manufacturers and consumer electronics companies. MoCA-based products use existing coaxial cable to create a robust Internet protocol-based network for easy sharing of HD video and other multimedia content throughout the home. MoCA is being deployed as the home networking standard for Verizon's FiOS offering and for high-definition set-top boxes, or HD set-top boxes, for DIRECTV, DISH Network, Comcast, Time Warner Cable, Cox and other service providers. We believe that additional service providers are in the process of evaluating, adopting or deploying MoCA-based technology for digital home entertainment networking.

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

We have been working on home networking technologies on which the MoCA specification is based since 2001 and began shipping production quantities of MoCA-compliant chipsets in December 2004. In September of 2009, we began shipping our third generation of MoCA-compliant products and announced the first complete MoCA 2.0 solution in January 2011. Our MoCA-compliant chipsets are incorporated in equipment being deployed by Verizon, DIRECTV, Comcast, Time Warner Cable, Cox and other service providers. Our MoCA-compliant products can be used to support on demand video services, online video streaming services, personal computer-to-television content sharing, multi-room DVR and online gaming. We see a growing need for a highly reliable wired home networking solution to support these new multimedia applications. We believe that our new MoCA 2.0 chipset will answer the growing demand for powerful connectively within the home.

We believe that our pioneering role in developing the MoCA standard and our success to date in providing these solutions position us well to continue to be the leading provider of MoCA-compliant connected home entertainment solutions. Our MoCA-compliant home networking solutions provide the following key benefits:

•

High data rates.    In field trials defined and conducted by MoCA, our first generation solutions consistently delivered net throughput in excess of 110 megabits per second in real world conditions with no loss in performance when multiple devices were connected to the network. This performance enables sharing of multiple simultaneous streams of HD video. Our second and third generation solutions continue to have a physical layer rate of up to 250 megabits per second and have increased net throughput to up to 175 megabits per second. With our MoCA 2.0 solutions, we have demonstrated a physical layer rate of 600 megabits per second and an increased net throughput of up to 400/500 megabits per second in its basic, single channel configuration and up to 500/800 megabits per second in enhanced (or turbo mode), in a bonded channel configuration, as described in the MoCA 2.0 specification. MoCA 2.0 also supports channel bonding to yield net throughputs between 800 megabits per second and 1 gigabit per second. The physical layer rate refers to the maximum speeds of the physical layer of our integrated circuits, while net throughput refers to the rate at which data is actually made available to applications and experienced by users.

•

High-quality video experience.    Our solutions provide a reliable and high-quality video experience for the consumer that meets service provider requirements. Our solutions operate at frequencies on the coaxial cable that do not interfere with other services or devices. Our physical layer and media access controller provide a very low native packet error rate, without the need for retransmissions, that is essential for service provider-quality HD video. Our media access controller is time coordinated, which eliminates collisions in the network. Our solution also provides two methods of ensuring QoS, prioritized QoS and reserved bandwidth scheme, known as parameterized QoS.

•

Ease of installation and use.    Our solutions leverage the existing coaxial cable infrastructure and do not require expensive new wiring in the home. The plug-and-play installation of our solutions makes it easy for consumers to install and use, and allows service providers to rapidly deploy, new services. Each of these features enables service providers to minimize costly truck rolls.

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

•

Remote upgrade and diagnostics.    Our solutions allow service providers to remotely upgrade firmware which gives them the ability to continuously enhance the features of their service offerings without truck rolls. Our solutions' remote diagnostics tools also allow service providers to remotely diagnose and potentially remediate the home coaxial cable environment.

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

Our DBS outdoor unit products include band translation switch and channel stacking switch integrated circuits, which are highly complex single-chip radio frequency integrated circuits that integrate multiple independent signal receivers and multiple discrete analog functions onto a single silicon die. Moreover, as many as four channel stacking switch integrated circuits can be linked to provide up to 12 digital broadcast satellite signals on a single cable. Our band translation switch products were specifically designed to operate with DISH Network Corporation's, or DISH Network's, service offerings. We sell our channel stacking switch products to customers who incorporate them into products deployed by other DBS service providers. We are the pioneers in developing band translation switch and channel stacking switch radio frequency integrated circuits and we have helped to define the standard for satellite signal distribution over a single cable in conjunction with members of the European Committee for Electrotechnical Standardization, or CENELEC. We believe that single cable standardization will lead to more rapid adoption and further expand the market for our products. Our band translation switch products are currently used in outdoor equipment deployed by DISH Network and one other North American operator and our channel stacking switch products are currently used in outdoor equipment deployed by DIRECTV, Via Embratel, Sky Italia, BSkyB and other service providers.

Broadband Access

Our broadband access solutions are designed to meet broadband access requirements in areas characterized by fiber optic networks that terminate within one kilometer of a customer premises. In particular, our solutions allow cable service operators with fiber optic deployments to offer broadband triple-play services that are competitive with very high-speed digital subscriber line, or VDSL, services offered by telecommunications carriers. We believe that this is a large potential target market for our broadband access products and we have several deployments underway with service providers in China. Our broadband access solutions also have applications in vertical markets beyond broadband residential access. Our broadband access solutions have been incorporated into systems currently being deployed in hospitality networks, providing video and broadband services over coax to multiple hotel residents.

Our broadband access solutions use coaxial cable infrastructure to deliver “last kilometer” connectivity for high-speed broadband access to single-family homes and multiple dwelling units. They incorporate the same physical layer used in our home networking products and a different network-optimized media access controller technology. Our broadband access solutions offer high performance with net throughput in excess of 100 megabits per second. The point-to-multi-point architecture of our solutions currently supports up to 63 subscribers on a single radio frequency channel. Our solutions are capable of supporting four distinct channels simultaneously over a single coaxial cable. As a result, this increases the number of subscribers that can be supported and the net throughput that is available by a multiple of the number of channels that are activated, in a single distribution cable. Our high-speed broadband access solutions enable service providers to offer bundled triple-play services over their existing services and cable infrastructure.

Silicon Tuner

We provide silicon tuner integrated circuits for cable and terrestrial applications that conform to most major digital and analog video broadcast standards, including the U.S. and international broadcasting standards. Many set-top boxes and integrated digital televisions have multiple tuners to enable advanced features such as DVR, watch-and-record functionality and picture-in-picture viewing, further expanding the market for tuner integrated circuits. Our tuner integrated circuits integrate radio frequency functions, including those performed by a surface acoustic wave, or SAW, filter, with other major discrete components onto a single die while maintaining the performance of traditional non-silicon can tuners. Our highly integrated solutions significantly reduce our customers' design costs and shrink the tuner footprint in consumer electronics devices. We believe that the performance and small footprint of our tuners will lead to greater adoption of multiple-tuner applications across a broad range of consumer electronics over time.

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

•

Expand relationships with industry leaders and customers.    We work very closely with leading service providers, ODMs and OEMs around the world to increase the adoption of connected home entertainment solutions that utilize our technology. We have been selected in deployments by leading service providers including Verizon, DIRECTV, Comcast, Cox and Time Warner Cable, among others, and leading ODMs and OEMs such as Motorola Mobility Inc. (formerly Motorola, Inc.), or Motorola, Wistron NeWeb Corporation, or Wistron, and Actiontec Electronics, Inc., or Actiontec. We believe that expanding our relationships with these companies and further aligning our product and technology roadmap with their strategies will contribute to our future growth. We intend to expand our existing customer relationships by securing additional design wins with our customers and by positioning our connected home entertainment technology as the key differentiator in next generation customer premises equipment. We also intend to expand our relationships with consumer electronics OEMs to increase adoption of our solutions and further develop a retail market for connected home entertainment solutions.

•

Continue to broaden our solutions and pursue complementary acquisitions.    We seek to provide our customers with full platform solutions. Historically, we have used acquisitions to broaden our technology and solutions capabilities and expand our customer base. For example, our company was originally focused on the development of MoCA home networking solutions and we later expanded our product offerings to include broadband access, DBS outdoor unit and silicon television tuner solutions by acquiring RF Magic, Inc., or RF Magic, in 2007. Over time, we intend to address the large and growing connected home entertainment market by adding additional features and capabilities to our products and provide full platform solutions and opportunistically pursue acquisitions that contribute complementary technology or provide access to new customers.

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

Our Products

We offer products that provide solutions for the delivery of HD video, SD video and other multimedia content into and throughout the connected home. Our products include home networking, DBS outdoor unit, broadband access and silicon tuner solutions. The chart below lists, for each of our products, its description, target markets and representative target devices or applications:

Product	Description	Target Markets	Representative Target Devices or Applications
Home Networking
EN101x	Coaxial network interface radio frequency integrated circuit	Networked home entertainment devices	Multi-room DVR, set-top box, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal

EN12xx	Coaxial network interface radio frequency integrated circuit	Networked home entertainment devices	Multi-room DVR, set-top box, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal

EN2xxx	Coaxial network controller integrated circuit	Networked home entertainment devices	Multi-room DVR, set-top box, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal

Broadband Access
EN101x	Coaxial network interface radio frequency integrated circuit	Broadband access, internet protocol television, and voice over internet protocol	Optical network terminal, point-of-entry network controller, and access customer premises equipment for single family homes and multiple dwelling units

EN3011	Access network controller integrated circuit	Broadband access, internet protocol television and voice over internet protocol	Optical network terminal and point-of-entry network controller for single family homes and multiple dwelling units

EN3230	Access client integrated circuit	Broadband access, internet protocol television and voice over internet protocol	Access customer premises equipment for single family homes and multiple dwelling units

DBS Outdoor Unit
RF5000	Band translation switch-Dual 2-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units

RF510x	Band translation switch-Triple 2-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units

RF520x	Channel stacking switch-3-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units

RF521x	Channel stacking switch-3-channel integrated circuit	Global digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units

Silicon Tuners
EN4020	Universal silicon tuner integrated circuit	Global terrestrial and cable television	Digital television, digital set-top box, DVR, DVD recorder, personal computer television and cable modem products

EN4021	Universal silicon tuner integrated circuit	Global terrestrial and cable television	Digital/analog television, digital set-top box, DVR, DVD recorder, personal computer television and cable modem products

Our Technology

We believe that we possess the expertise and experience, the breadth and depth of technologies, and the skills required to address and compete effectively in our target markets. These capabilities result from our in-depth understanding of the environments in which we operate, knowledge and experience with customer and operator requirements, and extensive communications system understanding.

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

In 2007, MoCA adopted and approved its second generation of specifications, known as MoCA 1.1, which addressed the evolving needs of service providers for more bandwidth, increased device support and guaranteed QoS. Our EN2210 and EN2510 solutions, which are MoCA 1.1 compliant, deliver a net throughput of up to 175 megabits per second, support up to 16 nodes, provide parameterized QoS and offer security through the use of a shielded, wired connection in combination with state of the art packet-level encryption technology. The components of our EN2210 and EN2510 products are designed to easily and cost-effectively distribute multiple streams of HD quality video entertainment via a highly reliable home network. In June 2010, the MoCA 2.0 standard was adopted by MoCA. MoCA 2.0 offers two performance configurations, basic and enhanced (or turbo), with net throughput of 400/500 megabits per second in a single channel configuration and 500/800 megabits per second in bonded channel configurations, respectively.

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

Broadband Access

Our broadband access solutions use coaxial cable infrastructure to deliver “last kilometer” connectivity for high-speed broadband access to single-family homes and multiple dwelling units. Our solutions are designed to work on passive coaxial cable networks. This means that a fiber node in the hybrid fiber coaxial, or HFC, network, or the xPON terminates at the last active device in a coaxial cable wide area network. This termination point is typically within 600 meters of a customer's premises. For active or passive coaxial cable distribution plants extending up to 1.2 kilometers, cable operators can use a c.LINK-compliant distribution amplifier which increases coverage while delivering the same throughput performance. Our solutions are based on our c.LINK access technology and provide efficient communications between an access node, such as a fiber termination in the basement of an apartment building, and the cable outlets in each apartment throughout the building. Other applications of our broadband access solutions can be supported in similar cable infrastructure topologies. For example, our broadband access solutions are being deployed in video surveillance products operating over coax infrastructure in point to multi-point topologies. In addition, our broadband access solutions have been incorporated into systems currently under evaluation in hospitality networks, providing video and broadband services over coax to multiple hotel residents.

Our c.LINK access technology utilizes a single radio frequency channel for communicating in both the “upstream” and “downstream” directions. This allows flexibility in the allocations of bandwidth transmitted in either direction. For example, if a user has a significant amount of information to send from a computer, such as video files or photos loading to a server on the Internet, the c.LINK access technology can allocate the available bandwidth for the requisite time duration to this “upstream” direction. Also, since the access node device and the customer devices do not transmit and receive simultaneously, the access node device can share much of the front-end circuitry for both transmit and receive functions, resulting in additional cost savings. Since communications to different nodes in the network and to or from each device are accomplished through the time division of the radio frequency channel, a single device using our c.LINK access technology at the access node can communicate with as many as 63 customer devices, resulting in a cost-effective solution for high-speed broadband access. The time division protocol also provides each customer device a deterministic time slot to access the network. It is designed to guarantee true QoS under a variety of traffic conditions. Our solution is also able to simultaneously support up to four channels over a single coaxial cable. As a result, our solution is scalable in multiples of 63 subscribers based on the number of active channels over a single distribution cable supporting, a potential physical layer rate of over 1 gigabit per second. In addition to scalability, our c.LINK access technology can operate in a wide range of operating frequencies between 800MHz and 1500MHz.

Silicon Tuners

Our radio frequency technology is well suited for the design of low-cost, high-performance, low-power and small footprint, terrestrial and cable, single and multiple tuner integrated circuits. Our silicon tuner integrated circuits integrate radio frequency functions, including those performed by a SAW filter, with other major discrete components into a single die while maintaining the performance of traditional non-silicon can tuners. Our system architecture is capable of addressing today's legacy standard interfaces to digital demodulation integrated circuits, and at the same time is optimized for future interfaces. This architecture is also ideal for an integrated, multiple tuner, single integrated circuit implementation. Our low noise, high dynamic range front-end and low phase noise design combined with the integrated, tunable, high selectivity radio frequency filters ensures that we can meet the stringent requirements of both digital and analog terrestrial and cable applications. Our fully-integrated, auto-calibrated, analog signal processing and high isolation techniques, including advanced floor-planning methodologies, enable us to design multi-standard, multiple tuners on a single silicon die.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenues. For example, for the year ended December 31, 2011, Wistron and Motorola accounted for 25% and 17% of our net revenues, respectively. For the year ended December 31, 2010, Wistron and Motorola accounted for 21% and 17% of our net revenues, respectively. For the year ended December 31, 2009, Actiontec and Motorola accounted for 16% and 27% of our net revenues, respectively. In addition, we depend on a limited number of service providers that purchase products from customers that incorporate our products.

For the year ended December 31, 2011, 89% of our net revenues were derived from Asia, 11% were derived from North America and less than 1% were derived from Europe. For the year ended December 31, 2010, 93% of our net revenues were derived from Asia, 6% were derived from North America and 1% were derived from Europe. For the year ended December 31, 2009, 92% of our net revenues were derived from Asia, 6% were derived from North America and 2% were derived from Europe. Many of our ODM and OEM customers in Asia incorporate our chipsets into products that they sell to U.S.-based service providers.

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

As of December 31, 2011, we had 194 full-time employees engaged in research and development. For the years ended December 31, 2011, 2010 and 2009, the total amount that we spent on research and development activities was $60.1 million, $48.7 million and $45.2 million, respectively.

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

Sales and Marketing

We sell our products worldwide through multiple channels, including our direct sales force and our network of domestic and international sales representatives and distributors. We have strategically located our direct sales personnel in the United States, Europe, China, Taiwan, Japan and Korea, where each salesperson targets a specific end-user market. Our sales directors focus their efforts on leading ODMs and OEMs. We also have field application engineers who provide technical support and assistance to existing and potential customers in designing, testing, qualifying and certifying systems that incorporate our products.

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

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in our customers' needs. Additionally, customer orders generally can be canceled or rescheduled without significant penalty to the customer. For these reasons, our backlog of product inventory as of any particular date is not representative of actual sales for any succeeding period and, therefore, we believe that our backlog is not necessarily a reliable indicator of future net revenue levels.

Competition

The markets for our products are extremely competitive and are characterized by rapid technological change, evolving industry standards and new demands for features and performance of multimedia content delivery solutions. We believe the principal competitive factors in our markets include the following:

•	the adoption of our products and technologies by service providers, ODMs and OEMs;

•	the performance and cost effectiveness of our products relative to our competitors' products;

•	our ability to deliver high quality and reliable products in large volumes and on a timely basis;

•	our ability to build close relationships with service providers, ODMs and OEMs;

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

In the market for home networking solutions, we are currently the only deployed high-volume supplier of MoCA-compliant chipsets. In the near-term, therefore, we believe our primary competition in this market will be from companies that offer products based on non-MoCA home networking solutions, such as Ethernet, HomePNA, Home Plug AV and Wi-Fi, and potentially G.hn when products incorporating the standard for that technology are introduced to the market. However, Broadcom Corporation, or Broadcom, has announced the availability of several multi-format video decoder system-on-a-chip solutions with integrated MoCA functionality as well as system-on-a-chip solutions that incorporate xPON technology with integrated MoCA functionality. Broadcom's home networking reference designs have achieved MoCA 1.0 and MoCA 1.1 certification from the MoCA certification board. We have been competing with Broadcom integrated MoCA solutions and expect to continue to compete with Broadcom and other semiconductor manufacturers in the manufacture and sale of MoCA-compliant chipsets in the future. In the broadband access market, our broadband access products compete with other, more well-established high-speed wide area networking technologies such as DOCSIS, xDSL, xPON and WiMAX. While we believe that our products compete favorably against alternative technologies in these markets, the ultimate competitiveness of our products is highly dependent on, and sensitive to, the particular facts and circumstances of each service provider and its end user customers, such as the type of media content being distributed, the environment in which the distribution is taking place, the available network bandwidth and distribution mediums, and the number of devices connected to a network. In the DBS market, our band translation switch and channel stacking switch products face competition from discrete solution providers and other semiconductor manufacturers. In the market for tuners, our silicon tuners face competition from silicon and non-silicon tuners that offer similar functionality. In the transition to and adoption of CMOS technology to deliver silicon tuners, we believe that we are currently the market leader in compliance with existing standards and quality of performance. As the integrated silicon tuner market is maturing, the number of competitive players in the market is being reduced and other competitive offerings will become available.

Intellectual Property

Our success and future revenue growth depend, in part, on our ability to develop and protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. However, these measures may not provide meaningful protection for our intellectual property. We review our technological developments to identify features that provide us with a technological or commercial advantage and we file patent applications when we deem it to be appropriate to protect these features in the United States and internationally in select countries. In addition to developing patented technology internally, we continually evaluate the acquisition and licensing of intellectual property from third-parties that complements our business. As of December 31, 2011, we held 62 issued U.S. patents, one of which was reexamined by the U.S. Patent and Trademark Office and for which a reexamination certificate was issued. In addition, as of December 31, 2011, we had 87 foreign patents and another 227 patent applications that were pending in the United States and foreign countries, of which six applications have been allowed. The term of an issued patent in the United States is at least 20 years from its filing date, unless subject to a terminal disclaimer. The U.S. Patent and Trademark Office provides term extensions for those applications that have been pending for more than three years and for which the duration of the pendency is not the fault of the applicant. Accordingly, many of our patents may receive a longer term due to the benefit of such patent term extensions. Taking such patent terms and any terminal disclaimers into account, the remaining terms of our issued U.S. patents range from 14 to 17 years and the remaining terms for counter-part patents in most foreign jurisdictions are similar, provided we pay the applicable maintenance fees throughout the terms of our issued U.S. and granted foreign patents.

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

We generally enter into nondisclosure agreements with our employees, consultants and strategic partners, and typically control access to and distribution of our proprietary information. Our employees are generally required to assign their intellectual property rights to us and to treat all technology as our confidential information.

Government Regulation

As a company that provides systems solutions comprised of silicon integrated circuits with embedded software, we are subject to certain government regulations, including U.S. export controls and foreign countries' import regulations, as well as customs duties and export quotas, regulations relating to the materials that comprise our products (such as the European Union's Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment and equivalent regulations adopted by China), and regulations placing constraints on our customers and service providers' services (such as the Federal Communications Commission's regulations relating to radio frequency signals emitted in the United States and laws and regulations regarding local cable franchising).

Employees

As of December 31, 2011, we employed a total of 344 people on a full-time basis, including 194 in research and development, 107 in sales, marketing and general and administrative, and 43 in operations. We also engage temporary employees and consultants. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees is subject to a collective bargaining agreement. We have never experienced a work stoppage and we consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information regarding our executive officers as of January 30, 2012.

Name	Age	Position
Patrick Henry	49	Chief executive officer and member of our board of directors since September 2003 and president since February 2008. Mr. Henry also served as chairman of our board of directors from July 2007 to January 2009 and as our president from September 2003 to July 2007. From February 2003 to September 2003, he was president and chief executive officer of Pictos Technologies Inc., a developer of digital imaging products which was acquired by ESS Technology. Prior to 2003, Mr. Henry served as chief executive officer of Lincom Wireless, Inc., a chip manufacturing company focused on Wi-Fi products; vice president and general manager at LSI Logic Corporation, a provider of silicon, systems and software technologies; and senior vice president at C-Cube Microsystems Inc., a developer of digital video integrated circuits. Mr. Henry holds a B.S. in engineering science and mechanics from the Georgia Institute of Technology and an M.B.A. from the University of Southern California.

David Lyle	47	Chief financial officer since June 2007. From August 2005 to June 2007, Mr. Lyle was the chief financial officer at RF Magic, acquired by Entropic in June 2007. Prior to RF Magic, Mr. Lyle was finance director and controller
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

Name	Age	Position

Tom Lookabaugh	50	Chief technology officer since July 2009. Prior to joining Entropic, from March 2006 to June 2009, Dr. Lookabaugh was the chief executive officer of NGNA, LLC, d/b/a PolyCipher, a cable industry joint venture owned by Comcast, Time Warner Cable and Cox, focused on developing and operating a new technology for authenticating and authorizing cable services known as the Downloadable Conditional Access System for the U.S. cable industry. Prior to PolyCipher, from September 2001 through February 2006, Dr. Lookabaugh was on the faculty at the University of Colorado at Boulder where he was an assistant professor and a faculty director of the Interdisciplinary Telecommunications Program and an assistant professor in the Computer Science Department. Dr. Lookabaugh holds a B.S. in engineering physics from the Colorado School of Mines, three M.S. degrees - in electrical engineering, engineering management and statistics - and a Ph.D. in electrical engineering from Stanford University.

Vinay Gokhale	48	Senior vice president, marketing and business development since January 2009. Prior to joining Entropic, from September 2006 until January 2009, Mr. Gokhale served as vice president, wireless segment at SiRF Technology, Inc., a supplier of products related to global positioning systems. From
		September 2002 until September 2006, Mr. Gokhale served at Impinj Inc., a developer of ultra high frequency, or UHF, radio frequency identification, or RFID, solutions for both item-level and supply-chain tagging. Initially, Mr. Gokhale served as vice president, marketing, and later as executive vice president, RFID products. From July 1995 until September 2002, Mr. Gokhale served in various positions of increasing responsibility at Conexant Systems, Inc., or Conexant, a provider of solutions for imaging, video, audio and internet connectivity applications, and held the position of vice president and business unit director for Conexant’s wireless data business unit. Mr. Gokhale holds B.S. and M.S. degrees in electrical engineering from University of California, Irvine and an M.B.A. from Stanford University.

Name	Age	Position

Michael Farese	65	Senior vice president, engineering and operations since June 2010. Prior to joining Entropic, from September 2007 until May 2010, Dr. Farese served as chief executive officer at Bitwave Semiconductor, Inc., a fabless semiconductor company and innovator in the development of programmable radio integrated circuits. From September 2005 until September 2007, Dr. Farese served as the senior vice president of engineering at Palm, Inc., a leading developer of PDAs and wireless smartphones. From March 2002 until July 2005, Dr. Farese served as president and chief executive officer at WJ Communications, Inc., a radio frequency semiconductor company providing radio frequency integrated circuits, or RFICs, to the wireless infrastructure market, and from October 1999 until January 2002, Dr. Farese served as the president and chief executive officer at Tropian, Inc., a provider of cellular application-specific integrated circuits. Dr. Farese has also held senior management positions at Motorola, Nokia Inc. and Ericsson Inc. Dr. Farese holds a B.S. in electrical engineering from Rensselaer Polytechnic Institute, a M.S. degree in electrical engineering from Princeton University and a Ph.D. in electrical engineering from Rensselear Polytechnic Institute. Dr. Farese is a member of the board of directors of Quicklogic Corporation and PMC-Sierra Inc.

Lance Bridges	50	Vice president and general counsel since January 2009. Mr. Bridges joined Entropic in May 2007 as vice president of corporate development, general counsel and secretary. Prior to joining Entropic, Mr. Bridges was a partner at Cooley LLP, where he practiced law since 1991. Mr. Bridges holds a B.A. in economics from the University of California, San Diego, a J.D. from the University of California, Berkeley School of Law (Boalt Hall) and an M.B.A. from the Walter A. Haas School of Business Administration, University of California, Berkeley.

Trevor Renfield	40	Corporate controller and principal accounting officer since October 2010. Prior to joining Entropic, from August 2007 until October 2010, Mr. Renfield served as vice president, finance and treasurer at DivX, Inc., a creator, distributor and licensor of digital video technologies. From January 2004 until August 2007, Mr. Renfield served as the senior director of finance at Novatel Wireless, Inc., a provider of wireless broadband access solutions, and from June 2003 until January 2004, Mr. Renfield served as the director of financial reporting at Remec, Inc. (acquired by Powerwave Technologies in 2005), a wireless infrastructure business. Mr. Renfield holds a Bachelors in Accounting from the University of South Africa and is a Certified Public Accountant.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold or sell our common stock, you should carefully consider the following information, the other information in this Annual Report on Form 10-K, or Annual Report, and in our other filings with the Securities and Exchange Commission, or SEC. If any of these risks were to occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Moreover, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

Risks Related to Our Business

We have had net operating losses for most of the time we have been in existence, had an accumulated deficit of $150.6 million as of December 31, 2011 and only recently became profitable on an annual basis, and we are unable to predict whether we will remain profitable.

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

For the years ended December 31, 2011 and 2010, we generated net income of $26.6 million and $64.7 million, respectively, and for the year ended December 31, 2009, we incurred a net loss of $13.2 million. Although we have been profitable on an annual basis since 2010, we have incurred substantial net losses since our inception and, as of December 31, 2011, we had an accumulated deficit of $150.6 million. We may incur operating losses in the future as we continue to make significant expenditures related to the development of our products and the expansion of our business. Our ability to sustain profitability depends on the extent to which we can maintain or increase revenue and control our costs in order to, among other things, counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures, or unforeseen difficulties or costs associated with the integration of acquired assets or businesses. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, we are unable to predict the extent of our profitability or future losses. If we are unable to achieve adequate growth, we may not sustain profitability.

We face intense competition and expect competition to increase in the future, with many of our competitors being larger, more established and better capitalized than we are.

The markets for our products are extremely competitive and have been characterized by rapid technological change, evolving industry standards, rapid changes in customer requirements, short product life cycles and frequent introduction of next generation and new products, as well as competing technologies. This competition could make it more difficult for us to sell our products and result in increased pricing pressure, reduced gross profit as a percentage of revenues or gross margins, increased sales and marketing expenses and failure to increase or the loss of market share or expected market share. Semiconductor products in particular have a history of declining prices driven by customer insistence on lower prices as the cost of production is reduced and as demand falls when competitive products or newer, more advanced products are introduced. If market prices decrease faster than product costs, our gross margins and operating margins would be adversely affected. Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we currently face, or in the future expect to face, competition from companies such as Broadcom Corporation, or Broadcom, STMicroelectronics N.V., or STMicro, Trident Microsystems, Inc., Sigma Designs, Inc., Cisco Systems, Inc., Intel Corporation, Marvell Technology Group Ltd., MaxLinear, Inc., Qualcomm Incorporated, Lantiq Deutschland GmbH and Vixs Systems, Inc., in the sale of MoCA compliant chipsets and technology, and from companies such as Broadcom, NXP Semiconductors N.V., PLX Technology, Inc., and STMicro, in the sale of direct broadcast satellite outdoor unit products. For example, Broadcom has announced the availability of several multi-format video decoder system-on-a-chip solutions with integrated MoCA functionality. Broadcom's system-on-a-chip design platforms, which are based on Broadcom's MoCA-enabled system-on-a-chip product, have achieved MoCA 1.0 and MoCA 1.1 certification from the MoCA certification board and Broadcom, among other companies, have announced sampling of multiple system-on-a-chip with integrated MoCA 2.0 functionality. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge and could acquire significant market share. Further, our current and potential competitors may also enter into licensing arrangements with third parties with respect to MoCA chipsets or technology on licensing terms that are more favorable than the licensing terms that we would be able to offer through the direct licensing of our MoCA chipsets and technology to such third parties. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop products or technologies that cause our products and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.

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

We derive a substantial portion of our revenues from a limited number of customers. For example, for the year ended December 31, 2011, Wistron and Motorola accounted for 25% and 17% of our net revenues, respectively; for the year ended December 31, 2010, Wistron and Motorola accounted for 21% and 17% of our net revenues, respectively; and for the year ended December 31, 2009, Actiontec and Motorola accounted for 16% and 27% of our net revenues, respectively. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to sell our products to existing and other large customers.

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

The semiconductor and communications industries are highly cyclical and subject to rapid change and evolving industry standards and, from time to time, have experienced significant downturns in customer demand. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices; factors which have caused, and could continue to cause, substantial fluctuations in our net revenue and in our operating results. Any downturns in the semiconductor and communications industries may be severe and prolonged, and any failure of these industries to fully recover from downturns could harm our business. For example, because a significant portion of our expense is fixed in the near term or is incurred in advance of anticipated sales, during these downturns we may not be able to decrease our expenses rapidly enough to offset unanticipated shortfalls in revenues during industry downturns, which would adversely affect our operating results. Even as the industry recovers from a downturn, some OEMs and ODMs may continue to slow down their research and development activities, cancel or delay new product development, reduce their inventories and/or take a cautious approach to acquiring products, which may negatively impact our business.

The semiconductor and communications industries also periodically experience increased demand and production capacity constraints, which may affect the ability of companies such as ours to ship products to customers. Any factor adversely affecting either the semiconductor or communications industries in general, or the particular segments of any of these industries that our products target, may adversely affect our ability to generate revenue and could negatively impact our operating results, cash flow and financial condition. The semiconductor and communications industries may experience supply shortages due to sudden increases in demand beyond foundry capacity. In addition to capacity issues, during periods of increased demand these industries may also experience difficulty obtaining sufficient manufacturing, assembly and test resources from manufacturers. If, as a result of these industry issues, we are unable to meet our customers' increased demand for our products, we would miss opportunities for additional revenue and could experience a negative impact on our relationships with affected customers. Further, in response to the cyclical and rapidly changing nature of the semiconductor and communications industries, our operating results may fluctuate from period to period as we adjust our inventory and production requirements to meet the changing demands of our customers, which could impact our financial condition and cash flows and may increase the volatility of the price of our common stock.

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

•	changes in demand for our products or those offered by service providers and our customers;

•	the timing and amount of orders, especially from significant service providers and customers;

•	the seasonal nature of the sales of products that incorporate our products by certain service providers which may affect the timing of orders for our products;

•	the level and timing of capital spending of service providers, both in the United States and in international markets;

•	competitive market conditions, including pricing actions by us or our competitors;

•	adverse market perception of MoCA-compliant products;

•	any delay in the development, certification or adoption associated with new MoCA standards (e.g., MoCA 2.0) by the alliance, OEMs or service providers;

•	our unpredictable and lengthy sales cycles;

•	the mix of products and product configurations sold;

•	our ability to successfully define, design and release new products on a timely basis that meet customers’ or service providers’ needs;

•	costs related to acquisitions of complementary products, technologies or businesses;

•	new product introductions and enhancements, or the market anticipation of new products and enhancements, by us or our competitors;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and the effect of our use of inventory “hubbing” arrangements;

•	unexpected changes in our operating expenses;

•	general economic conditions (including the recent industry and economic downturn) and political conditions in the countries where we operate or our products are sold or used;

•	our ability to attain and maintain production volumes and quality levels for our products, including adequate allocation of wafer, assembly and test capacity for our products by our subcontractors;

•	our customers’ ability to obtain other components needed to manufacture their products;

•	the cost and availability of components and raw materials used in our products, including, without limitation, the price of gold and copper;

•	changes in manufacturing costs, including wafer, test and assembly costs, manufacturing yields and product quality and reliability;

•	our inability to obtain continuous cost reductions from wafer, assembly and test vendors;

•	productivity of our sales and marketing force;

•	our inability to reduce operating expenses in a particular quarter if revenues for that quarter fall below expectations;

•	future accounting pronouncements and changes in accounting policies;

•	disputes between content owners and service providers that result in the delay or elimination of the mass production and sale of products using our technology;

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

Since September 2008, the credit markets and the financial services industry in the United States and Europe have been experiencing a period of unprecedented turmoil and upheaval. These conditions, together with the recent adverse economic conditions facing the broader economy and, in particular, the semiconductor and communications industries, have adversely affected, and may continue to adversely affect, our business as service providers cut back or delay deployments that include our products and to the extent that consumers decrease their discretionary spending for enhanced video offerings from service providers, which may in turn lead to cautious or reduced spending by service providers and, in turn, may lead to a decrease in orders for our products, thereby adversely affecting our operating results. Our operating results may also be adversely affected if the State of California adopts laws to suspend net operating loss deductions as it has done in the past in response to the sharp decrease in tax revenue collections caused by the current adverse economic conditions.

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

Our joint development arrangements with customers, companies that we have investments in and other third parties may not be successful.

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

We are currently in the process of developing an integrated chip that combines our MoCA functionality with a third party's independently developed transcoding technology. We lack experience in developing a highly integrated chip of this nature, and therefore may encounter unexpected engineering challenges and difficulties. This integrated chip, which is being jointly developed with Zenverge, Inc., or Zenverge, will be significantly more complex than other chips that we have developed in the past. Consequently, it might take longer and cost more to develop than we currently anticipate. In addition, given the complexity of this integrated chip and its related software, we may not be successful in addressing quality and reliability issues, which could result in a final product that is less reliable than other chips we have developed. If this occurs, or if other customer requirements or program objectives are not met, the integrated chip may not achieve widespread market acceptance and our sales may not meet our expectations or be sufficient to provide us with an adequate return on our investment. There can be no assurances that our joint development arrangement with Zenverge will be successful or that the resulting integrated chip will be cost-competitive or include all of the functionality we hope to include in such chip.

Any acquisition, strategic relationship, joint venture or investment could disrupt our business and harm our financial condition.

We actively pursue acquisitions, strategic relationships, joint ventures, collaborations and investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into adjacent markets, or broaden our technology and intellectual property. For example, we are currently pursuing the acquisition of the set-top-box business, or STB business, of Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident. Such transactions may be complex, time consuming and expensive, and may present numerous challenges and risks including:

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

We have no assurance that we will ultimately be successful in acquiring the STB business of Trident. In addition, from time to time we may enter into other negotiations for acquisitions, relationships, joint ventures or investments that are not ultimately consummated. These negotiations could result in significant diversion of our management's time, as well as substantial out-of-pocket costs, which could materially and adversely affect our operating results during the periods in which such costs are incurred.

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

We will need to overcome challenges, some of which may be significant, in order to realize the benefits or synergies from the acquisitions we have completed to date and any acquisitions that we may complete from time to time in the future, including the proposed acquisition of the STB business of Trident. These challenges include the following:

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

The inability to integrate successfully any businesses we acquire, or any significant delay in achieving integration, could delay introduction of new products and require expenditure of additional resources to achieve integration. For example, although we recorded significant amounts of goodwill and other intangible assets in connection with the acquisitions we completed in 2007 and 2008, as a result of the industry and macro-economic turmoil that began in mid-2008 and its effects on our market value and business outlook, we had to reduce the carrying amount of all of these long-lived assets and, as of December 31, 2011, we had recorded an aggregate impairment charge of $113.4 million against our goodwill and intangible assets carrying value related to these acquisitions.

Investors should not rely on attempts to combine our historical financial results with those of any of our acquired businesses as separate operating entities to predict our future results of operations as a combined entity.

Our acquisition of the assets used in or related to the set-top-box business of Trident Microsystems, Inc. may not be completed, which may result in a decrease in our stock price.

On January 18, 2012, we entered into an agreement with Trident and certain of its subsidiaries, to acquire the assets of Trident used in or related to Trident's STB business. Our agreement with Trident was executed following its approval by the United States Bankruptcy Court for the District of Delaware and the establishment of bid procedures for an auction that allows other qualified bidders to submit higher and otherwise better offers, as required under Section 363 of the U.S. Bankruptcy Code. The closing of our acquisition of Trident's STB Business, or the Acquisition, which is expected to occur in the first quarter of 2012, remains subject to higher or otherwise better offers and customary closing conditions. In the event a higher or otherwise better offer is accepted by Trident, or if either of us is unable to satisfy the closing conditions set forth in our agreement, the Acquisition may not be consummated and we may experience a decrease in our stock price.

The average selling prices of our products have historically decreased over time and will likely do so in the future, which may reduce our revenues and gross margin.

Our products and products sold by other companies in our industry have historically experienced a decrease in average selling prices over time. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions from our competitors. For example, we expect that other chipset manufacturers who are members of MoCA will produce competing chipsets and create pricing pressure for such products. Broadcom's announcements about the availability of competing chipsets in certain applications will put further pressure on pricing. Our future operating results may be harmed due to the decrease of our average selling prices. To maintain our current gross margins or increase our gross margins in the future, we must develop and introduce on a timely basis new products and product enhancements, continually reduce our product costs and manage product transitions in a timely and cost-effective manner. Our failure to do so would likely cause our revenues and gross margins to decline, which could have a material adverse effect on our operating results and cause the value of our common stock to decline.

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

Our product development efforts require substantial research and development expense. Our research and development expense was $60.1 million and $48.7 million for the years ended December 31, 2011 and 2010, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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

We sell our products to customers who integrate them into their products. We do not obtain firm, long-term purchase commitments from our customers. We have limited visibility as to the volume of our products that our customers are selling or carrying in their inventory. In addition, certain service providers are affected by seasonality in their deployment of products that incorporate our products, which may in turn impact the timing of our sales. Because production lead times often exceed the amount of time required to fulfill orders, we often must build inventory in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Our demand forecast accuracy, and our ability to manage our inventory carrying levels accurately, can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, adverse changes in our product order mix and demand for our customers’ products. We have in the past had customers dramatically decrease and increase their requested production quantities with little or no advance notice to us. Even after an order is received, our customers may cancel these orders, postpone taking delivery or request a decrease in production quantities. Any such cancellation, postponement of delivery or decrease in production quantity subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls, reduced profit margins and excess or obsolete inventory which we may be unable to sell to other customers or which we may be required to sell at reduced prices or write off entirely. Furthermore, changes to our customers' requirements may result in disputes with our customers which could adversely impact our future relationships with those customers. Alternatively, if we are unable to project customer requirements accurately, we may not build enough products, which could lead to delays in product shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources of supply, which could affect our ongoing relationships with these customers and potentially reduce our market share. If we do not timely fulfill customer demands, our customers may cancel their orders and we may be subject to customer claims for cost of replacement.

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

We do not own or operate a manufacturing, assembly or test facility for our products. Rather, we outsource the manufacture, assembly and testing of our products to third-party subcontractors including Taiwan Semiconductor Manufacturing Company, Ltd., or TSMC, Jazz Semiconductor, Inc. (a wholly owned subsidiary of Tower Semiconductor, Inc), or TowerJazz, Amkor Technologies, Inc. and Giga Solution Tech. Co., Ltd. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality products on time. Our reliance on sole or limited suppliers involves several risks, including susceptibility to increased manufacturing costs if competition for foundry capacity intensifies and reduced control over the following:

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

We face increasing complexity in our product design and procurement operations as we adjust to requirements relating to the materials composition of many of our products. The European Union has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the European Union, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, directive that restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006, and many other countries, including China, Taiwan and Korea, where the majority of our products are manufactured and packaged and sold, have also adopted similar directives banning or limiting the use of specified substances in products introduced into their domestic markets. We have incurred costs in connection with our compliance with these environmental laws and regulations, such as costs related to eliminating lead from our semiconductor product packaging. Other environmental regulations may be enacted in the future, including in the United States, that require us to re-engineer our products to utilize components that are compatible with these regulations. and this re-engineering and component substitution may result in additional costs to us or disrupt our operations or logistics. If we or the third-party manufacturers of our products are unable to meet future environmental regulations in a timely manner, it could have a material adverse effect on our business, results of operations and financial condition.

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

If we were to raise additional capital through sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, pay dividends, repurchase our stock or make investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

As of December 31, 2011, we had federal and state net operating loss carryforwards of approximately $3.6 million and $32.2 million, respectively, and federal and state research and development tax credit carryforwards of $14.1 million and $14.0 million, respectively. The tax benefits related to utilization of net operating loss and tax credit carryforwards may be limited due to ownership changes or as a result of other events. For example, Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone a significant change in its ownership. While prior changes in our ownership, including as a result of our acquisition of RF Magic, Inc., have resulted in annual limitations on the amount of our net operating loss and tax credit carryforwards that may be utilized in the future, we do not anticipate that such annual limitations will preclude the utilization of substantially all the net operating loss and tax credit carryforwards described above in the event we remain profitable. However, to the extent our use of net operating loss and tax credit carryforwards is further limited by future offerings or transactions or by our implementation of an international tax structure or other future events, our income would be subject to cash payments of income tax earlier than it would be if we were able to fully utilize our net operating loss and tax credit carryforwards without such further limitation.

We devote significant monetary and managerial resources to ensure our compliance with public company regulations.

As a public company, we incur significant legal, accounting and other expenses to ensure our compliance with various public company regulations, including the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and various rules and regulations adopted by the SEC and The NASDAQ Stock Market, or NASDAQ. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal controls for financial reporting, and our management and other personnel devote a substantial amount of time to ensure our compliance with the Sarbanes-Oxley Act's requirements. Compliance with the Sarbanes-Oxley Act requires us to adopt processes and procedures that make some activities more time-consuming and costly, thereby adding to our cost of operations. To ensure that we are in compliance with the Sarbanes-Oxley Act, and as required by the Sarbanes-Oxley Act, we perform system and process evaluation and testing of our internal controls over financial reporting annually to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls. If we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. For example, in July 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There were significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in areas such as “say on pay." Our management and other personnel have devoted, and may be required to devote in the future, a substantial amount of time and costs to these compliance programs and as a result of the new corporate governance and executive compensation-related rules, regulations and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future.

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

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents at all or they may not issue as patents in a form that will be advantageous to us. Our issued patents and those that may issue in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to invalidate, render unenforceable or design around our patents. Additionally, in September 2011, the Leahy-Smith America Invests Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States patent office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Furthermore, although we have entered into nondisclosure agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Moreover, we are required to license any of our patent claims that are essential to implement MoCA specifications to other MoCA members, who could potentially include our competitors, on reasonable and non-discriminatory licensing terms. In addition, in connection with commercial arrangements with our customers and the service providers who deploy equipment containing our products, we may be required to license our intellectual property to third parties, including competitors or potential competitors.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our trademarks, products or technology. Monitoring unauthorized use of our trademarks and technology is difficult and we cannot be certain that the steps we have taken to prevent such unauthorized use will be successful, particularly in foreign countries where the laws may not protect our proprietary rights as comprehensively as in the United States. In addition, if we become aware of a third party's unauthorized use or misappropriation of our trademarks or technology, it may not be practicable, effective or cost-efficient for us to enforce our intellectual property and contractual rights, particularly where the initiation of a claim might harm our business relationships or risk a costly and protracted lawsuit, including a potential countersuit by a competitor with patents that may implicate our products. If competitors engage in unauthorized use or misappropriation of our trademarks or technology, our ability to compete effectively could be harmed.

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

We are required to grant to other MoCA members a non-exclusive and world-wide license on reasonable and non-discriminatory terms to any of our patent claims that are essential to implement MoCA specifications. The meaning of reasonable and non-discriminatory has not been settled by the courts, and accordingly, it is not a well-defined concept. If we had a disagreement with a MoCA member regarding which of our patent claims are necessary to implement MoCA specifications or regarding whether the terms of any license by us under reasonable and non-discriminatory terms fall within the scope and meaning of reasonable and non-discriminatory, this could result in litigation. Any such litigation, regardless of its merits, could be time-consuming, expensive to resolve, divert our management's time and attention and harm our reputation. In addition, any such litigation could result in us being required to license on reasonable and non-discriminatory terms certain of our patent claims which we previously believed did not need to be licensed under our MoCA agreement. Significant disagreements or any litigation between us and any MoCA member regarding patent claims necessary to implement MoCA or the scope and meaning of our reasonable and non-discriminatory terms could have an adverse effect on our business and harm our competitive position.

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

We have in the past received, and in the future we, our customers or the service providers that purchase products from our customers may receive, inquiries from other patent holders and may become subject to claims that we infringe their intellectual property rights. Furthermore, we are, and may in the future be, engaged in joint development projects with technology partners that will result in the incorporation of technology contributed by us and our technology partners into one or more jointly developed products. Accordingly, even if our own technology and stand-alone products do not infringe third party patents, the technology that is contributed by any of our technology partners, or the combination of our technology with that of our technology partners, may infringe third party patents, subjecting us through the use, manufacture, sale, offer for sale or importation of our products to claims that we infringe the intellectual property rights of others. Any intellectual property claim or dispute, regardless of its merits, could force us, our customers or the service providers that purchase our products from our customers to license the third-party's patents for substantial royalty payments or cease the sale of the alleged infringing products or use of the alleged infringing technologies, or force us to defend ourselves and possibly our customers or contract manufacturers in litigation. Any cessation of product sales by us, our customers or the service providers that purchase products from our customers could have a substantial negative impact on our revenues. Any litigation, regardless of its outcome, could result in substantial expense and significant diversion of our management's time and other resources. Moreover, any such litigation could subject us, our customers or the service providers that purchase our products from our customers to significant liability for damages (including treble damages), temporary or permanent injunctions, or the invalidation of proprietary rights or require us, our customers or the service providers that purchase products from our customers to license the third-party patents for substantial royalty or other payments.

In addition, we may also be required to indemnify our customers and contract manufacturers for damages they suffer as a result of such infringement or litigation.

Our use of open source software and third-party technologies, including software, could impose limitations on our ability to commercialize our products.

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

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised approximately 99% of our total revenues for the years ended December 31, 2011 and 2010. International business activities involve certain risks, including:

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

As of December 31, 2011, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 21% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Market Information and Holders

During 2010 our common stock traded on The NASDAQ Global Market under the symbol ENTR. In January 2011, our common stock began trading on The NASDAQ Global Select Market under the symbol ENTR. The following table sets forth the high and low sale prices for our common stock as reported by The NASDAQ Global Market or The NASDAQ Global Select Market, as applicable, for the periods indicated:

	High	Low
Year Ended December 31, 2011
Fourth Quarter	$6.17	$3.55
Third Quarter	$9.44	$3.36
Second Quarter	$9.58	$6.95
First Quarter	$13.96	$7.50
Year Ended December 31, 2010
Fourth Quarter	$12.25	$7.47
Third Quarter	$10.35	$5.92
Second Quarter	$6.81	$4.31
First Quarter	$5.24	$2.91

As of January 31, 2012, there were 94 holders of record of our common stock.

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

Stock Performance Graph*

The graph set forth below shows a comparison of the cumulative total stockholder return on our common stock between December 31, 2007 and December 31, 2011, with the cumulative total return of (i) the Philadelphia Semiconductor Index; (ii) the NASDAQ Composite Index and (iii) the NASDAQ Electronics Components Index, over the same period. This graph assumes the investment of $100 on December 31, 2007 in our common stock at its opening price of $7.28 per share and in each of the Philadelphia Semiconductor Index, the NASDAQ Composite Index the NASDAQ Electronics Components Index, and further assumes the reinvestment of dividends, if any. We have not paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The stock prices and stockholder returns over the periods indicated in the graph below should not be considered indicative of future stock price performance or stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN FOR THE PERIOD

DECEMBER 31, 2007 THROUGH DECEMBER 31, 2011

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Entropic Communications, Inc.	100.00	6.87	42.17	165.93	70.19
Philadelphia Semiconductor Index	100.00	52.00	88.20	100.93	89.31
NASDAQ Composite Index	100.00	61.17	87.93	104.36	107.95
NASDAQ Electronic Components	100.00	53.91	84.35	87.95	80.42

*	The material in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our SEC filings whether made before or after the date hereof and irrespective of any general incorporation language in any such SEC filing except to the extent we specifically incorporate this section by reference.

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities of the Company that were sold during the year ended December 31, 2011:

(1)	As of December 31, 2010, options to purchase up to 1,451,474 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during 2011, options exercisable for up to 1,924 shares of common stock were cancelled without being exercised and options to purchase 562,724 shares of common stock were exercised at a weighted average exercise price of $1.17 per share. As of December 31, 2011, options to purchase up to 886,826 shares of our common stock remained outstanding under the 2001 Plan.

(2)	As of December 31, 2010, options to purchase up to 349,604 shares of our common stock were outstanding under our RF Magic Plan, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. Of these options, during 2011, options to purchase 115,790 shares of common stock were exercised at a weighted average exercise price of $0.68 per share. As of December 31, 2011, options to purchase up to 233,814 shares of our common stock remained outstanding under the RF Magic Plan.

(3)	In connection with our acquisition of RF Magic, we entered into put and call option agreements pursuant to which we are obligated to issue shares of our common stock in exchange for the shares of RF Magic’s common stock issuable upon exercise of stock options held by employees of RF Magic’s French subsidiary. Although we acquired RF Magic’s French subsidiary in connection with the acquisition, we did not assume the options held by the employees of the French subsidiary. As of December 31, 2010, there were 11,248 shares of our common stock subject to the put and call option agreements. During 2011, options to purchase the remaining 11,248 shares of common stock were exercised and exchanged at a weighted average exercise price of $0.95 per share. As of December 31, 2011, we no longer have an obligation to issue shares of our common stock in exchange for the shares of RF Magic’s common stock issuable upon exercise of options held by the employees of our French subsidiary.

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

Issuer Purchases of Equity Securities

Pursuant to the terms of the 2001 Plan, options may be exercised prior to vesting. Shares of common stock issued prior to vesting that remain unvested are subject to a repurchase option in our favor that lapses in accordance with the original vesting schedule for the option. During the year ended December 31, 2011, we did not repurchase any shares of our common stock.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$240,628	$210,237	$116,305	$146,033	$122,545
Cost of net revenues(1)	107,922	98,070	57,399	79,411	76,196

Gross profit	132,706	112,167	58,906	66,622	46,349
Operating expenses:
Research and development(1)	60,065	48,717	45,161	55,769	35,235
Sales and marketing(1)	17,569	17,199	13,955	16,262	10,348
General and administrative(1)	14,568	13,134	10,868	12,752	8,685
Write off of in-process research and development	—	—	—	1,300	21,400
Amortization of intangibles	—	—	16	2,735	2,634
Restructuring charges	—	—	2,173	1,259	—
Impairment of goodwill and intangible assets	—	—	208	113,193	—

Total operating expenses	92,202	79,050	72,381	203,270	78,302

Income (loss) from operations	40,504	33,117	(13,475)	(136,648)	(31,953)
Loss related to equity method investment	(791)	—	—	—	—
Other income, net	904	141	142	229	31
Income tax provision (benefit)	14,053	(31,446)	(93)	(49)	44

Net income (loss)	26,564	64,704	(13,240)	(136,370)	(31,966)
Accretion of redeemable convertible preferred stock	—	—	—	—	(118)

Net income (loss) attributable to common stockholders	$26,564	$64,704	$(13,240)	$(136,370)	$(32,084)

Net income (loss) per share—basic	$0.31	$0.86	$(0.19)	$(2.01)	$(2.47)

Net income (loss) per share—diluted	$0.30	$0.82	$(0.19)	$(2.01)	$(2.47)

Weighted average number of shares used to compute net income (loss) per share—basic	86,258	75,040	69,834	67,733	13,011

Weighted average number of shares used to compute net income (loss) per share—diluted	89,018	78,916	69,834	67,733	13,011

(1)	Includes stock-based compensation as follows:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Cost of net revenues	$557	$384	$138	$251	$159
Research and development	6,272	5,049	4,552	7,048	3,141
Sales and marketing	1,986	1,558	1,401	2,334	1,174
General and administrative	3,932	3,479	3,276	3,854	2,044

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$216,526	$168,761	$35,252	$34,410	$54,498
Working capital	161,987	196,489	58,208	57,965	69,848
Total assets	318,559	278,808	83,814	86,602	226,326
Debt, software license and capital lease obligations—current and long-term	—	137	—	—	8,791
Total stockholders’ equity	297,793	248,590	68,913	70,749	190,398

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Entropic Communications is a leading fabless semiconductor company that designs, develops and markets systems solutions to enable connected home entertainment. Our technologies significantly change the way HD video, SD video and other multimedia content such as movies, music, games and photos are brought into and delivered throughout the home.

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

Our products allow telecommunications carriers, cable operators and DBS service providers, which we collectively refer to as service providers, as well as providers of OTT services, to enhance and expand their service offerings and reduce deployment costs in an increasingly competitive environment. Our MoCA home networking solutions are now being deployed into consumer homes to support multi-room DVR service and OTT service offerings by Comcast, Cox, DIRECTV, DISH Network, Time Warner Cable, and Verizon, as well as by a number of smaller service providers.

In December 2004, we introduced and commenced commercial shipments of our home networking products. In the first quarter of 2006, we began commercially shipping our broadband access solutions. In May 2007, we acquired Arabella Software Ltd., or Arabella, a developer of embedded software. In June 2007, we acquired RF Magic, a provider of digital broadcast satellite outdoor unit and silicon tuner solutions. In 2008, we acquired certain specified assets of Vativ Technologies, Inc., or Vativ, a provider of high-bandwidth, advanced digital processing solutions for digital television and 10 gigabit Ethernet markets. Since inception, we have invested heavily in product development and achieved profitability on an annual basis beginning in 2010. Our net income for the year ended December 31, 2011 was $26.6 million and $64.7 million for the year ended December 31, 2010. Over the past two years, we have seen our revenues increase from $116.3 million in 2009 to $210.2 million in 2010 and to $240.6 million in 2011. These increases are primarily due to the increased demand for our home networking products and our DBS products, which is directly related to the increased deployment of our products into consumer homes by satellite and cable operators. As of December 31, 2011, we had an accumulated deficit of $150.6 million.

We generate the majority of our revenues from sales of our products to ODMs and OEMs that provide customer premises equipment to service providers. We price our products based on market and competitive conditions and reduce the price of our products over time, as market and competitive conditions change, and as manufacturing costs are reduced. Our markets are generally characterized by declining average selling prices over the life of a product and, accordingly, we must reduce costs and successfully introduce new products and enhancements to maintain our gross margins.

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

Since our inception, we have funded our operations using a combination of preferred stock issuances, cash collections from customers, bank credit facilities, cash received from the exercise of stock options and proceeds from public offerings of our common stock. For example, on October 5, 2010, we completed a public offering of 10,750,000 shares of our common stock, which resulted in net proceeds of approximately $99.3 million. We intend to continue spending substantial amounts in connection with the growth of our business to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies. For example, on January 18, 2012, we entered into an agreement with Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, to acquire certain assets of Trident used in or related to Trident's set-top-box business, or STB Business. Our agreement with Trident was executed following its approval by the United States Bankruptcy Court for the District of Delaware and the establishment of bid procedures for an auction that allows other qualified bidders to submit higher and otherwise better offers, as required under Section 363 of the U.S. Bankruptcy Code. Pursuant to our agreement with Trident, we agreed to an aggregate purchase price of $55.0 million for the STB Business, which will be the starting point against which other participants in the auction will bid. The closing of the transaction is subject to typical closing conditions and the receipt by Trident of higher and otherwise better offers.

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

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain:

•	revenue recognition;

•	inventory valuation;

•	accounting for investment in a privately held company;

•	accounting for goodwill and other intangible assets;

•	stock-based compensation; and

•	accounting for income taxes

Revenue Recognition

Our net revenues are generated principally by sales of our semiconductor products. During the years ended December 31, 2011, 2010 and 2009, product net revenues represented more than 99% of our total net revenues.

Our sales primarily occur through the efforts of our direct sales force. The remainder of our sales occurs through third-party sales representatives and distributors. During the years ended December 31, 2011, 2010 and 2009, more than 99% of our sales occurred through the efforts of our direct sales force.

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

We are party to an inventory “hubbing” agreement with Motorola. Pursuant to this agreement, we deliver products to the designated third-party warehouse based upon Motorola's projected needs, but do not recognize product revenue unless and until Motorola removes our products from the third-party warehouse to incorporate into its own products.

We receive royalties in exchange for an exclusive right to manufacture and sell certain products. We have determined that we are not able to reliably estimate the royalties earned in the period the sales occur and, as a result, we record net revenues based on cash receipts. The royalty revenues recorded during the years ended December 31, 2011, 2010 and 2009 were $0.3 million, $1.2 million and $1.9 million, respectively, and are included in net revenues in the accompanying consolidated statements of operations.

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

We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the years ended December 31, 2011, 2010 and 2009, we reduced net revenue by $0.8 million, $0.6 million and $0.7 million, respectively, in connection with our rebate programs.

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

In order to establish VSOE of selling price, we must regularly sell the product and/or service on a standalone basis with a substantial majority priced within a relatively narrow range. VSOE of selling price is usually the midpoint of that range. If there is not a sufficient number of standalone sales and VSOE of selling price cannot be determined, then we consider whether third-party evidence can be used to establish the selling price. If neither VSOE nor third-party evidence of selling price exists, effective January 1, 2010, we determine our best estimate of selling price using average selling prices over a rolling 12-month period as well as market conditions. If the product or service has no history of sales, we rely upon sales prices set by our pricing committee, adjusted for applicable discounts.

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

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. We recorded charges for excess and obsolete inventory of $1.7 million and $0.2 million in 2011 and 2010, respectively.

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

Investment in a Privately Held Company

We account for our investments in privately held companies under the equity method of accounting since we exercise significant influence, but we do not have the elements of control that would require consolidation. The rights of the other investors are both protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments. The investments are recorded initially at cost as an investment in a privately held company, and subsequently are adjusted for our equity in net operating results and cash contributions and distributions. In addition, we record charges relating to our proportionate ownership percentage of the premium paid for our investment in excess of our share of their net worth. The fair value of this premium consists of certain intangible asset and goodwill values as determined by a valuation calculation. These intangible assets represent the excess of the book value of the privately held company as compared to the valuation of the privately held company. We are in the process of completing the valuation of our investment and have used our best estimate to calculate the amortization related expense for 2011. As of December 31, 2011 our net investment in privately held companies was $9.2 million, which is included in other long-term assets on our balance sheet.

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

We recognize excess tax benefits associated with stock-based compensation to stockholders' equity only when realized. An excess tax benefit occurs when the actual tax benefit realized by us upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that we had recorded. When assessing whether excess tax benefits relating to stock-based compensation have been realized, we follow the “with and without” approach excluding any indirect effects to be realized until after the utilization of all other tax benefits available to us.

Accounting for Income Taxes

We estimate income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. We estimate the current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are reflected in our balance sheets. We then assess the likelihood that deferred tax assets will be realized. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. When a valuation allowance is established or increased, we record a corresponding tax expense in our statements of operations. We review the need for a valuation allowance each reporting period to reflect uncertainties about whether we will be able to utilize deferred tax assets before they expire. The valuation allowance analysis is based on estimates of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard”, or IFRS. This update amends Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal quarter beginning January 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our financial position, results of operations or cash flows.

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

Reclassifications

During the year ended December 31, 2011, within our fair value of financial instrument disclosures, we have reclassified certain amounts from Level 1 to Level 2.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated (in millions, except percentage amounts):

	Years Ended December 31,
	2011	2010	2009
Net revenues	100%	100%	100%
Cost of net revenues	45	47	49

Gross profit	55	53	51
Operating expenses:
Research and development	25	23	39
Sales and marketing	7	8	12
General and administrative	6	6	9
Restructuring charges	—	—	2

Total operating expenses	38	37	62

Income (loss) from operations	17	16	(11)
Income tax provision (benefit)	6	(15)	—

Net income (loss)	11%	31%	(11)%

Net Revenues.    We generate the majority of our revenues from sales of our products to ODMs or OEMs that provide customer premises equipment to service providers. We price our products based on market and competitive conditions and reduce the price of our products over time, as market and competitive conditions change, and as manufacturing costs are reduced. Our markets are generally characterized by declining average selling prices over the life of a product and, accordingly, we must reduce costs and successfully introduce new products and enhancements to maintain our gross margins.

We rely on a limited number of customers for a significant portion of our net revenues. For the years ended December 31, 2011, 2010 and 2009, four customers accounted for 60%, 56% and 58% of our net revenues, respectively. In addition, we depend on a limited number of service providers that purchase products from our customers that incorporate our products. To date, only a limited number of major service providers, such as Verizon, DIRECTV, Time Warner Cable, Cox, Comcast, DISH Network and Bright House Networks LLC have publicly announced their intention to use the MoCA standard for home networking. We also primarily rely on two major service providers, DISH Network and DIRECTV, to deploy products using our DBS outdoor unit solutions. During the year ended December 31, 2009, products sold to our customers that were incorporated into products purchased by Verizon, DISH Network and DIRECTV accounted for substantially all of our net revenues. However, during the years ended December 31, 2010 and December 31, 2011, in addition to Verizon, DIRECTV and DISH Network, we also generated meaningful revenues from the sale of our products to our customers that were incorporated into products purchased by Comcast, Time Warner Cable and Cox. To date, the FiOS deployment by Verizon and the DIRECTV multi-room DVR and SWiM dish deployments have been major drivers of our net revenues. We expect that we will continue to derive significant revenues from Verizon and DIRECTV, but our reliance on Verizon and DIRECTV as the major driver of our net revenues is decreasing as other service providers, such as Time Warner Cable, Comcast, DISH Network and Cox deploy our home networking products.

Since inception, we have derived our net revenues primarily from Asia, the United States and other North American countries. Net revenues are allocated to the geographic region based on the shipping destination of customer orders. For sales to ODMs and OEMs, their geographic locations may differ from those of the ultimate end customers. Of our $240.6 million in net revenues in 2011, $213.5 million, $26.3 million and $0.8 million were derived from Asia, North America and Europe, respectively. Of our $210.2 million in net revenues in 2010, $195.1 million, $12.1 million and $3.1 million were derived from Asia, North America and Europe, respectively. Of our $116.3 million in net revenues in 2009, $107.1 million, $7.0 million and $2.2 million were derived from Asia, North America and Europe, respectively.

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

Gross Margin.    Our gross margins have increased each year from 2009 to 2011, primarily due to decreased unit costs of our home networking chipsets principally as a result of more favorable manufacturing costs and the increase in the revenues generated from our digital broadcast satellite outdoor products, which carry a higher gross margin as compared to our home networking products. Included in cost of net revenues for the years ended December 31, 2011, 2010 and 2009 was the amortization of developed technology of $0, $1.6 million and $1.6 million, respectively, which resulted from our RF Magic and Vativ acquisitions. Our gross margin has been and will continue to be affected by a variety of factors, including declines in selling prices of our products, especially as competition increases over time, product mix, the timing of cost reductions for fabricated wafers and assembly and test service costs, inventory valuation charges, purchase accounting-related charges, and changes in wafer manufacturing, assembly and test yields.

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

Comparison of Years Ended December 31, 2011, 2010 and 2009

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Years Ended December 31,
	2011	% Change	2010	% Change	2009
Net revenues	$240,628	14%	$210,237	81%	$116,305

Our net revenues for 2011 were $240.6 million, as compared to net revenues of $210.2 million in 2010, an increase of $30.4 million or 14%. The overall increase in net revenues was driven by higher demand for our home networking products, which were the result of deployments of MoCA enabled devices by existing and new service providers during the first half of 2011, as well as an increase in the deployment of DBS ODU products.

Our net revenues for 2010 were $210.2 million, as compared to net revenues of $116.3 million in 2009, an increase of $93.9 million or 81%. The increase in net revenues for 2010 was primarily driven by higher demand for our home networking products, including new deployments by additional service providers and by higher demand for our DBS outdoor unit products.

Gross Profit/Gross Margin

	Years Ended December 31,
	2011	% Change	2010	% Change	2009
Gross profit	$132,706	18%	$112,167	90%	$58,906
% of net revenues	55%		53%		51%

Gross profit for 2011 was $132.7 million, an increase of $20.5 million, or 18%, from gross profit of $112.2 million in 2010. The increase in gross profit was primarily due to higher net revenues from the sale of our home networking products and our DBS ODU products. Gross margins increased by approximately 2% in 2011 due to lower unit costs of both our home networking products and our DBS ODU products, principally as a result of more favorable manufacturing costs.

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

Our gross profit and gross margin are impacted by the inclusion of amortization of developed technology in cost of net revenues. The amortization results from our acquisitions of RF Magic and Vativ as we used the purchase method of accounting and, as a result of the application of the purchase method, included in cost of net revenues for 2011, 2010 and 2009 was $0, $1.6 million, and $1.6 million, respectively, of amortization of developed technology.

Research and Development Expenses

	Years Ended December 31,
	2011	% Change	2010	% Change	2009
Research and development	$60,065	23%	$48,717	8%	$45,161
% of net revenues	25%		23%		39%

Research and development expenses increased by $11.4 million, or 23%, from $48.7 million in 2010 to $60.1 million in 2011. This $11.4 million increase was primarily due to increased personnel costs of $4.9 million (of which $1.2 million was due to stock-based compensation) which was primarily attributable to the 21% increase in the number of employees engaged in research and development activities. Other factors contributing to the increase in research and development expense include a $5.0 million increase in development tools and supply costs, which include third-party services, masks costs and licenses that fluctuate in timing and amount from period to period, as well as an increase in overhead allocations of approximately $1.5 million, which resulted from a general increase in research and development activities in 2011 as compared to 2010.

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

Sales and Marketing Expenses

	Years Ended December 31,
	2011	% Change	2010	% Change	2009
Sales and marketing	$17,569	2%	$17,199	23%	$13,955
% of net revenues	7%		8%		12%

Sales and marketing expenses increased by $0.4 million, or 2%, from $17.2 million in 2010 to $17.6 million in 2011. This $0.4 million increase was primarily due to increased personnel costs of $0.2 million (of which $0.4 million was due to stock-based compensation costs, offset by lower overall cash compensation costs of $0.2 million). Overhead allocations contributed to the remaining increase of $0.2 million.

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

General and Administrative Expenses

	Years Ended December 31,
	2011	% Change	2010	% Change	2009
General and administrative	$14,568	11%	$13,134	21%	$10,868
% of net revenues	6%		6%		9%

General and administrative expenses increased by $1.5 million, or 11%, from $13.1 million in 2010 to $14.6 million in 2011. This $1.5 million increase was primarily driven by an increase of $1.4 million of transaction related costs associated with the bid to acquire Trident's STB Business. The remaining increase was driven by an increase in outside services and consulting expenses of $0.8 million and an increase in overhead allocations of $0.2 million, offset by a decrease in personnel costs of $0.9 million, primarily driven by a reduction in variable compensation costs.

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

Amortization of Intangible Assets

Amortization of intangible assets of $16,000 was incurred during 2009. The amortization of intangible assets in 2009 were from intangible assets acquired through the acquisition of RF Magic in June 2007. No amortization of intangible assets was recorded during 2010 and 2011.

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

Impairment of Goodwill and Intangible Assets

The intangible assets associated with the acquisition of Arabella in 2007 were determined to be fully impaired as of March 31, 2009, as the core technology acquired was no longer being used in our ongoing business operations and there were no future cash flows associated with this technology. We made a decision in March 2009 to cease use of the technology and do not have any plans to use it in future operations. As a result, an impairment charge of $0.2 million was recorded in the first quarter of 2009.

Other Income (expense), net

Other income (expense), net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was approximately $0.9 million for 2011, compared with $0.1 million for 2010. This increase was due to the increase in interest income of approximately $0.8 million as a result of an increase in our cash and marketable securities balance during the twelve months ended December 31, 2011 as compared to the same period in 2010.

Other income (expense), net, which primarily consists of interest income, was consistent at approximately $0.1 million for the twelve months ended December 31 2009 as compared to the same period in 2010.

Loss related to equity method investment

During the twelve months ended December 31, 2011, we recorded an expense of $0.8 million which related to our investment in a privately held entity which is accounted for under the equity method of accounting. Under the equity method of accounting, the change in the carrying value of our investment in the privately held entity is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). The change in the value of the investment is comprised of our proportionate share of the private company's losses plus a charge relating to the amortization of the intangible asset associated with the premium paid on our investment.

Income Taxes

Income tax expense for the twelve months ended December 31, 2011 was $14.1 million, or approximately 35% of pre-tax income. The effective tax rate for the twelve months ended December 31, 2011 is comprised of federal expense at statutory rates less research and development credits which resulted in a benefit of approximately 3%, offset by an increase in our tax rate of due to reserves for uncertain tax positions of approximately 3%. Our net state income tax rate was less than 0.1% for the twelve months ended December 31, 2011, due to the impact of the California single sales factor election to calculate our tax liability. Due to the expected utilization of net operating loss carryforwards and research and development credits that offset our taxes payable, our current income tax expense in 2011 is significantly higher than our actual cash tax liability.

The income tax benefit of approximately $31.4 million for the fiscal year ended December 31, 2010, primarily represents the reversal of our valuation allowance previously offsetting our Federal deferred tax assets (see Note 7 in the Consolidated Financial Statements). Income tax expense for 2009 was related to foreign tax expenses.

Quarterly Financial Data (Unaudited)

The following table presents certain quarterly financial data for the eight consecutive quarters ended December 31, 2011. The unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data. This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. We believe that our quarterly revenue, particularly the mix of revenue components, and operating results are likely to vary in the future. The operating results for any quarter are not necessarily indicative of the operating results for any future period or for any full year.

	Net Revenues	Gross Profit	Net Income (Loss)(1)	Basic Net Income (Loss) Per Share	Diluted Net Income (Loss) Per Share
	(in thousands, except per share data)
Year Ended December 31, 2011
Fourth Quarter	$56,169	$30,828	$2,308	$0.03	$0.03
Third Quarter	51,465	28,469	4,645	0.05	0.05
Second Quarter	61,473	33,827	7,756	0.09	0.09
First Quarter	71,521	39,582	11,855	0.14	0.13
Year Ended December 31, 2010
Fourth Quarter	$70,796	$38,032	$48,583 (2)	$0.58	$0.55
Third Quarter	61,310	32,536	11,271	0.15	0.15
Second Quarter	40,680	21,849	3,092	0.04	0.04
First Quarter	37,451	19,750	1,758	0.02	0.02
Year Ended December 31, 2009
Fourth Quarter	$35,078	$18,116	$1,021	$0.01	$0.01
Third Quarter	30,958	15,626	(1,238)	(0.02)	(0.02)
Second Quarter	26,146	12,945	(4,287)	(0.06)	(0.06)
First Quarter	24,123	12,219	(8,736)	(0.13)	(0.13)

(1)	Net income attributable to common stockholders.
(2)	Includes a benefit of $31.6 million related to the reduction of the valuation allowance previously recorded on certain of our deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2011, 2010 and 2009 we had cash, cash equivalents and investments of $216.5 million, $168.8 million and $35.3 million, respectively. As of December 31, 2011, the total amount of cash held outside of the United States was approximately $1.7 million, which is used to fund our international operating entities.

In October 2010, we completed a public offering in which 10,750,000 shares of our common stock were sold on our behalf at a price to the public of $9.70 per share, and which resulted in gross offering proceeds of $104.3 million and net offering proceeds of approximately $99.3 million after deducting offering expenses paid by us.

In April 2011, our $5.0 million revolving credit line with Silicon Valley Bank expired and we elected to not renew it.

The following table shows our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$56,310	$32,933	$1,330
Net cash (used in) provided by investing activities	(144,084)	(74,394)	2,232
Net cash provided by financing activities	9,836	104,261	1,687
Net effect of exchange rates on cash	31	48	(68)

Net (decrease) increase in cash and cash equivalents	$(77,907)	$62,848	$5,181

Cash Flows from Operating Activities

Net cash provided by operating activities was $56.3 million for the year ended December 31, 2011. Sources of cash provided by operating activities included cash generated from net income of $26.6 million, which included non-cash charges of $12.7 million related to deferred income taxes, $12.7 million in stock compensation expenses, depreciation and amortization expense of $4.4 million, amortization of premiums on marketable securities of $4.0 million, a reserve for excess and obsolete inventory of $1.7 million and the equity in the loss from the non-consolidated entity of $0.8 million. Offsetting the non-cash charges were uses of cash of $4.2 million of excess tax benefits from share-based payment arrangements and $2.4 million related to working capital changes. Cash used for working capital purposes included an increase in our accounts receivable balance of $7.7 million due to a higher volume of shipments in 2011, a decrease in our accounts payable balance of $6.7 million due to the timing of payments for inventory purchases, an increase in prepaid expenses and other assets of $3.3 million and a reduction in accrued payroll and benefit expenses of $2.8 million primarily due to payments of fiscal year end incentive bonuses in the first quarter of 2011. These working capital uses of cash were partially offset by working capital sources of cash including an increase in accrued expenses and other liabilities of approximately $0.2 million and a decrease in our inventory balances of $17.9 million as we reduced our inventory levels on our MoCA products during 2011.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $144.1 million in 2011 due to purchases of available-for-sale securities of $262.1 million, a $10.0 million investment in a privately held company which was accounted for under the equity method of accounting and purchases of property and equipment of $4.3 million, primarily consisting of research and development equipment. These investing activity uses of cash were partially offset by sales of available-for-sale securities of $132.3 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $9.8 million in 2011, due to proceeds of $5.6 million due to proceeds from the issuance of common stock in connection with stock option exercises and $4.2 million of excess tax benefits from share-based payment arrangements.

Net cash provided by financing activities was $104.3 million in 2010, mainly due to the net proceeds of $99.3 million received from the public offering of our common stock that was completed in October 2010 and $5.0 million provided by the net proceeds from common stock purchases pursuant to stock option exercises and our ESPP.

Net cash provided by financing activities was $1.7 million in 2009 provided by the net proceeds from common stock purchases pursuant to stock option exercises and our ESPP.

We believe that our cash, cash equivalents and investments of $216.5 million as of December 31, 2011, and cash that we expect to generate from our operations will be sufficient to fund our projected operating requirements for at least the next 12 months.

We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies.

In January 2012, we entered into an agreement to acquire the assets of Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, in a bankruptcy auction for $55.0 million, which is the starting point against which others will bid prior to the auction. The assets being bid on are the assets used in or related to Trident’s set-top box business, or STB business. The closing of the transaction is subject to typical closing conditions and the receipt by Trident of higher bids. If successful in the bankruptcy auction, we will utilize approximately $55.0 million of our cash and investment balances to fund this acquisition.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

	Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$6,018	$5,559	$2,896	$193	$—	$—	$14,666
Inventory and related purchase obligations	12,065	—	—	—		—	12,065

Total	$18,083	$5,559	$2,896	$193	$—	$—	$26,731

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

All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. The fair value of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers' credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values.

At December 31, 2011, we had $216.5 million in cash, cash equivalents and investments, all of which were stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of the $20.2 million of cash and cash equivalents held as of December 31, 2011, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the fair value of the $196.3 million of our investments by approximately $2.0 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management's Report on Internal Control over Financial Reporting

The management of Entropic is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2011, which is included herein.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the fourth quarter of 2011 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Entropic Communications, Inc.

We have audited Entropic Communications, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Entropic Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Entropic Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entropic Communications, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 3, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 3, 2012

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report because we intend to file our definitive proxy statement for the 2012 annual meeting of stockholders, or 2012 Proxy Statement, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of the year covered by this Annual Report, and such information will be included in the 2012 Proxy Statement and is hereby incorporated herein by reference. With the exception of the information specifically incorporated herein by reference from our 2012 Proxy Statement into this Annual Report, our 2012 Proxy Statement shall not be deemed to be filed as part of this Annual Report. Without limiting the foregoing, the discussions under the headings “Report of the Audit Committee” and “Report of the Compensation Committee” in our 2012 Proxy Statement are expressly excluded from any incorporation by reference into this Annual Report and are not deemed “filed” with the SEC.

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our directors is incorporated by reference from the discussion under the heading Item 1—Election of Directors in our 2012 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2012 Proxy Statement. Information about our Code of Business Conduct and Ethics governing our employees, including our chief executive officer, chief financial officer, chief accounting officer and our directors, is incorporated by reference from the discussion under the heading Entropic Policies on Business Ethics and Conduct in our 2012 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference from the discussion under the heading Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business of Stockholders in our 2012 Proxy Statement. Information about our audit committee, including the members of the committee, and our audit committee financial expert, is incorporated by reference from the discussion under the headings The Audit Committee and Audit Committee Financial Expert in our 2012 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this Annual Report.

Item 11.	Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion under the headings 2011 Compensation of Non-Employee Directors; Executive Compensation; and Compensation Committee Interlocks and Insider Participation in our 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from the discussion under the headings Securities Ownership and Equity Compensation Plan Information in our 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings Review of Related Person Transactions and Transactions with Related Persons in our 2012 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Director Independence in our 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information about the fees for professional services rendered by our independent auditors in 2011 and 2010 is incorporated by reference from the discussion under the heading Audit and Non-Audit Fees in Item 2—Ratification of Independent Registered Public Accounting Firm in our 2012 Proxy Statement. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in Item 2—Ratification of Independent Registered Public Accounting Firm in our 2012 Proxy Statement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Entropic Communications, Inc.

We have audited the accompanying consolidated balance sheets of Entropic Communications, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entropic Communications, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set for therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Entropic Communications, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 3, 2012

Entropic Communications, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$20,193	$98,100
Marketable securities	91,625	48,275
Accounts receivable, net	25,896	18,244
Inventory	20,253	39,915
Deferred tax assets, current	13,565	14,307
Prepaid expenses and other current assets	9,927	6,226

Total current assets	181,459	225,067
Property and equipment, net	11,250	11,354
Long-term marketable securities	104,708	22,386
Deferred tax assets, long-term	9,600	17,304
Other long-term assets	11,542	2,697

Total assets	$318,559	$278,808

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,559	$18,278
Accrued expenses and other current liabilities	4,078	3,634
Accrued payroll and benefits	3,835	6,666

Total current liabilities	19,472	28,578
Deferred rent	1,098	1,568
Other long-term liabilities	196	72
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 authorized; no shares issued and outstanding as of December 31, 2011 and 2010	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 87,160 and 85,095 shares issued and outstanding as of December 31, 2011 and 2010, respectively	87	85
Additional paid-in capital	448,440	425,767
Accumulated deficit	(150,639)	(177,203)
Accumulated other comprehensive loss	(95)	(59)

Total stockholders’ equity	297,793	248,590

Total liabilities and stockholders’ equity	$318,559	$278,808

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Net revenues	$240,628	$210,237	$116,305
Cost of net revenues	107,922	98,070	57,399

Gross profit	132,706	112,167	58,906
Operating expenses:
Research and development	60,065	48,717	45,161
Sales and marketing	17,569	17,199	13,955
General and administrative	14,568	13,134	10,868
Amortization of intangibles	—	—	16
Restructuring charges	—	—	2,173
Impairment of goodwill and intangible assets	—	—	208

Total operating expenses	92,202	79,050	72,381

Income (loss) from operations	40,504	33,117	(13,475)
Loss related to equity method investment	(791)	—	—
Other income, net	904	141	142

Income (loss) before income taxes	40,617	33,258	(13,333)
Income tax provision (benefit)	14,053	(31,446)	(93)

Net income (loss)	$26,564	$64,704	$(13,240)

Net income (loss) per share—basic	$0.31	$0.86	$(0.19)

Net income (loss) per share—diluted	$0.30	$0.82	$(0.19)

Weighted average number of shares used to compute net income (loss) per share—basic	86,258	75,040	69,834

Weighted average number of shares used to compute net income (loss) per share—diluted	89,018	78,916	69,834

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2008	69,470	69	299,305	(228,667)	42	70,749
Issuance of common stock upon exercise of stock options for cash	1,324	1	1,156	—	—	1,157
Stock-based compensation to employees	—	—	9,307	—	—	9,307
Stock-based compensation to consultants	—	—	60	—	—	60
Repurchase of shares of unvested common stock	(64)	—	(25)	—	—	(25)
Net reclassification of repurchase liability for early exercise of stock options	—	—	439	—	—	439
Issuance of common stock under employee stock purchase plan	597	1	554	—	—	555
Release of restricted stock options	22	—	—	—	—	—
Components of comprehensive loss:
Net loss	—	—	—	(13,240)	—	(13,240)
Translation adjustments	—	—	—	—	(89)	(89)

Comprehensive loss	—	—	—	—	—	(13,329)

Balance as of December 31, 2009	71,349	71	310,796	(241,907)	(47)	68,913
Issuance of common stock upon exercise of stock options for cash	2,378	2	3,566	—	—	3,568
Stock-based compensation to employees	—	—	10,096	—	—	10,096
Stock-based compensation to consultants	—	—	374	—	—	374
Repurchase of shares of unvested common stock	(1)	—	(3)	—	—	(3)
Net reclassification of repurchase liability for early exercise of stock options	—	—	254	—	—	254
Issuance of common stock under employee stock purchase plan	619	1	1,432	—	—	1,433
Stock issued in secondary offering, net of offering costs	10,750	11	99,252	—	—	99,263
Components of comprehensive income:
Net income	—	—	—	64,704	—	64,704
Unrealized loss on marketable securities	—	—	—	—	(36)	(36)
Translation adjustments	—	—	—	—	24	24

Comprehensive income	—	—	—	—	—	64,692

Balance as of December 31, 2010	85,095	85	425,767	(177,203)	(59)	248,590
Issuance of common stock upon exercise of stock options for cash	1,437	1	2,855	—	—	2,856
Excess tax benefit on stock option exercises	—	—	4,222	—	—	4,222
Stock-based compensation to employees	—	—	12,482	—	—	12,482
Stock-based compensation to consultants	—	—	265	—	—	265
Net reclassification of repurchase liability for early exercise of stock options	—	—	92	—	—	92
Issuance of common stock under employee stock purchase plan	539	1	3,006	—	—	3,007
Release of restricted stock options	89	—	(249)	—	—	(249)
Components of comprehensive income:
Net income	—	—	—	26,564	—	26,564
Unrealized loss on marketable securities	—	—	—	—	(83)	(83)
Translation adjustments	—	—	—	—	47	47

Comprehensive income	—	—	—	—	—	26,528

Balance as of December 31, 2011	87,160	$87	$448,440	$(150,639)	$(95)	$297,793

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$26,564	$64,704	$(13,240)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,396	3,832	3,478
Amortization of intangible assets	—	1,623	1,638
Impairment of goodwill and intangible assets	—	—	208
Deferred taxes	12,674	(31,590)	—
Excess tax benefit on stock option exercises	(4,222)	—	—
Stock-based compensation	12,747	10,470	9,367
Amortization of premiums on investments	4,012	70	—
Provision for excess and obsolete inventory	1,738	156	242
Impairment of assets related to restructuring charge	—	—	94
Loss related to equity method investment	791	—	—
Loss on disposal of assets	—	6	—
Changes in operating assets and liabilities:
Accounts receivable	(7,652)	(2,776)	(1,553)
Inventory	17,924	(23,718)	2,098
Prepaid expenses and other current assets	(3,684)	(2,920)	(517)
Other long-term assets	365	(2,463)	49
Accounts payable	(6,714)	12,548	559
Accrued expenses and other current liabilities	531	1,415	(490)
Accrued payroll and benefits	(2,814)	3,244	(122)
Deferred rent	(470)	(712)	(244)
Other long-term liabilities	124	(956)	(237)

Net cash provided by operating activities	56,310	32,933	1,330
Investing activities:
Purchases of property and equipment	(4,294)	(3,613)	(2,107)
Purchases of marketable securities	(262,056)	(70,781)	—
Sales/maturities of marketable securities	132,266	—	4,339
Investment in non-consolidated entity	(10,000)	—	—

Net cash (used in) provided by investing activities	(144,084)	(74,394)	2,232
Financing activities:
Net proceeds from the issuance of equity plan exercises	5,614	5,001	1,712
Net proceeds from the issuance of common stock, net of issuance costs	—	99,263	—
Excess tax benefit on stock option exercises	4,222	—	—
Repurchase of restricted stock	—	(3)	(25)

Net cash provided by financing activities	9,836	104,261	1,687

Net effect of exchange rates on cash	31	48	(68)

Net (decrease) increase in cash and cash equivalents	(77,907)	62,848	5,181
Cash and cash equivalents at beginning of period	98,100	35,252	30,071

Cash and cash equivalents at end of period	$20,193	$98,100	$35,252

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Business

Entropic Communications, Inc. was organized under the laws of the state of Delaware on January 31, 2001.

We are a fabless semiconductor company that designs, develops and markets systems solutions to enable connected home entertainment. Our technologies change the way HD video, SD video and other multimedia content such as movies, music and photos are brought into and delivered throughout the home.

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

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Net revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within stockholders' equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported in operating expenses, net in the consolidated statements of operations.

Revenue Recognition

Our net revenues are generated principally by sales of our semiconductor products. During the years ended December 31, 2011, 2010 and 2009, product net revenues represented more than 99% of our total net revenues.

Our sales primarily occur through the efforts of our direct sales force. The remainder of our sales occurs through third-party sales representatives and distributors. During the years ended December 31, 2011, 2010 and 2009, more than 99% of our sales occurred through the efforts of our direct sales force.

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

We are party to an inventory “hubbing” agreement with Motorola. Pursuant to this agreement, we deliver products to the designated third-party warehouse based upon the customer's projected needs, but do not recognize product revenue unless and until the customer removes our products from the third-party warehouse to incorporate into its own products.

We receive royalties in exchange for an exclusive right to manufacture and sell certain products. We have determined that we are not able to reliably estimate the royalties earned in the period the sales occur and, as a result, we record net revenues based on cash receipts. The royalty revenues recorded during the years ended December 31, 2011, 2010 and 2009 were $0.3 million, $1.2 million and $1.9 million, respectively, and are included in net revenues in the accompanying consolidated statements of operations.

We have entered into agreements to license certain hardware and software, also referred to as the “nodes,” to certain members of MoCA for a period of three years and to provide upgrades when and if they become available. The agreements limit the rights to use the nodes to test compliance of the members' own products to the MoCA specification. For these arrangements, we defer all of the license revenues when the nodes are delivered and recognized the revenues on a straight-line basis over the three-year term of the agreement.

We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the years ended December 31, 2011, 2010 and 2009, we reduced net revenue by $0.8 million, $0.6 million and $0.7 million, respectively, in connection with our rebate programs.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, leases payable and lines of credit. Our policy is to place our cash, cash equivalents and marketable securities with high quality financial institutions in order to limit our credit exposure. We extend credit to certain of our customers based on an evaluation of the customer's financial condition and a cash deposit is generally not required. We estimate potential losses on trade receivables on an ongoing basis.

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

Deferred Compensation

In June 2011, we implemented a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At December 31, 2011, we had marketable securities totaling $0.2 million, related to investments in equity securities that are held in a rabbi trust under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.2 million at December 31, 2011, all of which was classified as non-current liabilities. The non-current portion of the liability, when applicable, will be recorded in the unaudited condensed consolidated balance sheets under other long-term liabilities.

Marketable Securities

We account for marketable securities by determining the appropriate classification of such securities at the time of purchase and reevaluating such classification as of each balance sheet date. As of December 31, 2011, we had classified our marketable securities of approximately $0.2 million held under our non-qualified deferred compensation plan as trading securities. All other marketable securities were classified as available-for-sale. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the unaudited condensed consolidated statements of operations. To date, other than temporary losses have not been material.

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

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and our historical experience. We did not record an allowance for doubtful accounts as of December 31, 2011 and 2010.

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

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. We recorded charges for excess and obsolete inventory of $1.7 million and $0.2 million in 2011 and 2010, respectively.

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

We assess goodwill and certain intangible assets for impairment using fair value measurement techniques on an annual basis, during the fourth quarter of the year or more frequently if indicators of impairment exist. We perform an interim goodwill impairment test when it is more likely than not that the fair value of a reporting unit is less than the carrying amount. We operate as one reporting unit. The goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including the size and timing of deployments by our customers and related projections and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, stage of products in development, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables.

Investment in a Privately Held Company

We account for our investments in privately held companies under the equity method of accounting since we exercise significant influence, but we do not have the elements of control that would require consolidation. The rights of the other investors are both protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments. The investments are recorded initially at cost as an investment in a privately held company, and subsequently are adjusted for our equity in net operating results and cash contributions and distributions. In addition, we record charges relating to our proportionate ownership percentage of the premium paid for our investment in excess of our share of their net worth. The fair value of this premium consists of certain intangible asset and goodwill values as determined by a valuation calculation. These intangible assets represent the excess of the book value of the privately held company as compared to the valuation of the privately held company. We are in the process of completing the valuation of our investment and have used our best estimate to calculate the amortization related expense for 2011. As of December 31, 2011 our net investment in privately held companies was $9.2 million, which is included in other long-term assets on our balance sheet.

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

Our stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period. We have no stock-based compensation awards with market or performance conditions. The stock-based compensation expense attributable to awards under our 2007 Employee Stock Purchase Plan, or ESPP, was determined using the Black-Scholes option pricing model.

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

We recognize excess tax benefits associated with stock-based compensation to stockholders’ equity only when realized. An excess tax benefit occurs when the actual tax benefit realized by us upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that we had recorded. When assessing whether excess tax benefits relating to stock-based compensation have been realized, we follow the “with and without” approach excluding any indirect effects to be realized until after the utilization of all other tax benefits available to us.

Income Taxes

We estimate income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. We estimate the current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are reflected in our balance sheets. We then assess the likelihood that deferred tax assets will be realized. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. When a valuation allowance is established or increased, we record a corresponding tax expense in our statements of operations. We review the need for a valuation allowance each reporting period to reflect uncertainties about whether we will be able to utilize deferred tax assets before they expire. The valuation allowance analysis is based on estimates of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”, or IFRS. This update amends Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal quarter beginning January 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our financial position, results of operations or cash flows.

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

Reclassifications

During the year ended December 31, 2011, within our fair value of financial instrument disclosures, we have reclassified certain amounts from Level 1 to Level 2.

2. Supplemental Financial Information

Marketable Securities

We have marketable securities and financial instruments that are classified as either available-for-sale or trading securities. As of December 31, 2011, our short-term investment portfolio included $0.2 million of trading securities invested in a defined set of mutual funds directed by the participants in our non-qualified deferred compensation plan. As of December 31, 2011, these securities had no net unrealized gains and a cost basis of $0.2 million.

The following tables summarize available-for-sale investments by security type as of December 31, 2011 and December 31, 2010 (in thousands):

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$12,084	$2	$(19)	$12,067
Corporate notes/bonds	73,453	27	(62)	73,418
U.S. Treasury and agency notes/bonds	5,966	10	—	5,976

Total marketable securities, short-term	91,503	39	(81)	91,461
Corporate notes/bonds, long-term	72,017	23	(143)	71,897
U.S. Treasury and agency notes/bonds, long-term	30,502	26	(19)	30,509
State and municipal bonds, long-term	2,301	3	(2)	2,302

Total	$196,323	$91	$(245)	$196,169

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$18,978	$—	$(6)	$18,972
Corporate notes/bonds	21,647	2	(20)	21,629
U.S. Treasury and agency notes/bonds	7,675	1	(2)	7,674

Total marketable securities, short-term	48,300	3	(28)	48,275
Corporate notes/bonds, long-term	22,412	2	(28)	22,386

Total	$70,712	$5	$(56)	$70,661

There were $7,000 and $0 net realized gains on our available-for-sale securities in each of years ended December 31, 2011 and 2010, respectively.

The following table summarizes the contractual maturities of our available-for-sale securities (in thousands):

As of December 31, 2011

Less than one year	$91,461
Due in one to five years	104,708
Due after five years	—

$196,169

Fair Value Measurements

Financial Instruments

Cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost which approximates fair value.

Marketable securities are recorded at fair value, defined as the exit price in the principal market in which we would transact representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 1 instruments are valued based on quoted market prices in active markets for identical instruments and include our investments in money market and mutual funds. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include our investments in corporate bonds and notes, U.S. government agency securities, U.S. treasury bills, state and municipal bonds and commercial paper. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no marketable securities classified as Level 3 instruments. There were no transfers between different levels during the year ended December 31, 2011.

The fair value measurements of our cash equivalents and marketable securities consisted of the following at December 31, 2011 and 2010 (in thousands):

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11,036	$11,036	$—	$—
Short-term investments:
Commercial paper	12,067	—	12,067	—
Corporate notes/bonds	73,419	—	73,418	—
US Treasury and agency notes/bonds	5,976	—	5,976	—
Mutual funds	163	163
Long-term investments:
Corporate notes/bonds	71,897	—	71,897	—
U.S. Treasury and agency notes/bonds	30,509	—	30,509	—
State and municipal bonds	2,302	—	2,302	—

Total assets at fair value	$207,369	$11,199	$196,169	$—

Liabilities:

Non-qualified deferred compensation plan	$163	$—	$—	$163

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$88,783	$88,783	$—	$—
Short-term investments:
Commercial paper	18,972	—	18,972	—
Corporate notes/bonds	21,629	—	21,629	—
US Treasury and agency notes/bonds	7,674	—	7,674	—
Long-term investments:
Corporate notes/bonds	22,386	—	22,386	—

Total assets at fair value	$159,444	$88,783	$70,661	$—

Liabilities:

Deferred compensation	$513	$—	$—	$513

Deferred Compensation Liability

Our deferred compensation liability was fully settled as of December 31, 2011. These liabilities had represented bonus compensation associated with certain stock option grants. Based on the terms of these option grants, a guaranteed cash payment was required to be made in the event that the stock price did not achieve certain price levels. The fair value of this liability was remeasured quarterly using the Black Scholes option pricing model which considers the potential payout, the remaining time until payout, volatility of the underlying shares, and the risk-free interest rate to calculate the liability that may be due under the arrangement.

The change in liability for the years ended December 31, 2011, 2010 and 2009 is included in compensation expense as follows (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Liability as of December 31, 2008	$352
Increase in compensation expense	209

Liability as of December 31, 2009	561
Decrease in compensation expense	(48)

Liability as of December 31, 2010	513
Increase in compensation expense	295
Settlement of compensation	(808)

Liability as of December 31, 2011	$—

Nonrecurring Fair Value Measurements

We measure certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the years ended December 31, 2011, 2010 and 2009, we did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Inventory

The components of inventory are as follows (in thousands):

	As of December 31,
	2011	2010
Work in process	$6,499	$15,015
Finished goods	13,754	24,900

Total inventory	$20,253	$39,915

Property and Equipment

Property and equipment consist of the following (in thousands, except for years):

	Useful Lives (in years)	As of December 31,
		2011	2010
Office and laboratory equipment	5	$13,940	$11,573
Computer equipment	3 - 5	3,997	3,104
Furniture and fixtures	3 - 7	1,709	1,805
Leasehold improvements	Lease term	5,648	5,389
Licensed software	1 - 3	1,648	1,390
Construction in progress		585	225

		27,527	23,486
Accumulated depreciation		(16,277)	(12,132)

Property and equipment, net		$11,250	$11,354

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $4.4 million and $3.8 million, respectively.

Investment in a Privately Held Company

In September 2011, we purchased shares of convertible preferred stock in Zenverge, Inc., a privately-held venture capital funded technology company, for a total investment cost of $10.0 million, which at the time of the investment represented a 16.3% equity interest in the company. We also entered into a strategic partnership to co-develop an integrated chip that combines our MoCA functionality with this entity’s independently developed technology. As a result of our joint development arrangement with this company and the appointment of our CEO as a member of the company’s board of directors, we have determined that the ability to exercise significant influence over the company exists, and, accordingly, we have accounted for this investment following the equity method. The investment is recorded initially at cost as an investment in a privately held company, and subsequently is adjusted for our equity in net operating results and cash contributions and distributions. In addition, we record charge relating to our proportionate ownership percentage of the premium paid for our investment in excess of our share of their net worth. The fair value of this premium consists of certain intangible asset and goodwill values as determined by a valuation calculation. These intangible assets represent the excess of the book value of the privately held company as compared to the valuation of the privately held company. We are in the process of completing the valuation of our investment and have used our best estimate to calculate the amortization related expense for 2011. For the year ended December 31, 2011, the change in the carrying value of our investment was $0.8 million, which is reflected as a decrease in our investment. As of December 31, 2011, the carrying amount of our investment in a privately held company was $9.2 million, which is the extent of our exposure related to our investment in this entity.

Accrued Warranty

The following table presents a rollforward of our product warranty liability, which is included within accrued expenses and other current liabilities in the consolidated balance sheets (in thousands):

	As of December 31,
	2011	2010
Beginning balance	$97	$147
Expirations	(83)	(115)
Accruals for warranties issued during the year	106	73
Settlements made during the year	(15)	(8)
Change in warranty rate	(90)	—

Ending balance	$15	$97

Accrued Bonuses

We maintained a discretionary management bonus plan in 2011 and 2010. The potential bonus payments made under each of these plans were based significantly on the achievement of operational, financial and business development objectives for the calendar year. As of December 31, 2011, no management bonuses were accrued or paid under this plan since the operational, financial and business development objectives were not met in 2011. During 2010, we had exceeded all of the performance targets specified by the 2010 bonus plan. As such, we incurred $3.9 million in management bonuses for the year ended December 31, 2010, of which $1.5 million was paid during 2010 and the remaining amount was paid in 2011. Any actual bonus amounts awarded will be at the discretion of the compensation committee of our board of directors and in accordance with the terms of the plan.

In addition to the 2010 management bonus plan, we also accrued for a discretionary bonus pool in the amount of $0.3 million as of December 31, 2010. This bonus pool was approved by the compensation committee of our board of directors. No specific criteria was established by the compensation committee for awards under this bonus pool and the amount and timing of individual awards to eligible employees was made at the discretion of the compensation committee or the individuals to whom the committee delegates its authority. We did not have a discretionary bonus pool for the year ended December 31, 2011.

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

The following table presents a rollforward of our restructuring liability as of December 31, 2010, which is included within accrued payroll and benefits in the consolidated balance sheets (in thousands):

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

Purchase Commitments

We had firm purchase order commitments for the acquisition of inventory as of December 31, 2011 and 2010 of $12.1 million and $26.0 million, respectively.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2011	2010	2009
Numerator:

Net income (loss)—basic and diluted	$26,564	$64,704	$(13,240)

Denominator:
Weighted average number of shares of common stock outstanding	86,269	75,184	70,298
Less: Restricted stock	(11)	(144)	(464)

Weighted average number of shares used to compute net income (loss) per share—basic	86,258	75,040	69,834

Effect of dilutive securities:
Restricted Stock	11	144	—
ESPP Shares	55	114	—
Stock award common shares equivalents	2,694	3,618	—

Weighted average number of shares used to compute net income (loss) per share—diluted	89,018	78,916	69,834

Net income (loss) per share—basic	$0.31	$0.86	$(0.19)

Net income (loss) per share—diluted	$0.30	$0.82	$(0.19)

Potentially dilutive securities that were not included in the diluted net income (loss) per share calculations because they would be antidilutive, for any reason, are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Stock options outstanding	4,434	2,263	9,141
Stock reserved for issuance under put and call option agreements	—	—	35
Restricted stock	—	—	312

Total	4,434	2,263	9,488

3. Goodwill and Intangible Assets

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

4. Credit Facilities

In April 2011, our $5.0 million revolving credit line with Silicon Valley Bank expired and we decided not to renew it.

5. Commitments and Contingencies

We have multiple operating leases for facilities and software license agreements expiring through 2015. The terms of certain leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the respective lease periods and have accrued for rent expense incurred, but not paid. As of December 31, 2011, we had no outstanding capital leases.

The minimum future payments under all non-cancellable operating leases with an initial term of one year or more as of December 31, 2011 were as follows (in thousands):

Years Ending December 31,
2012	$6,018
2013	5,559
2014	2,896
2015	193
2016	—
Thereafter	—

$14,666

Operating lease expense for the years ended December 31, 2011, 2010 and 2009 was $5.6 million, $5.2 million and $5.5 million, respectively.

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

6. Stockholders’ Equity

Common Stock

On October 5, 2010, we completed a public offering in which 10,750,000 shares of our common stock were sold on our behalf at a price to the public of $9.70 per share, and which resulted in gross offering proceeds of $104.3 million and net offering proceeds of approximately $99.3 million after deducting the offering expenses.

Preferred Stock

We are authorized to issue 10,000,000 shares of undesignated preferred stock at $0.001 par value per share. Our board of directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock. As of December 31, 2011, no preferred stock was outstanding.

Equity Incentive Plans

We have in effect equity compensation plans under which incentive stock options, non-qualified stock options and restricted stock units have been granted to employees, directors and consultants to purchase shares of our common stock at a price not less than the fair market value of the stock at the date of grant except in the event of a business combination.

2007 Equity Incentive Plan

Our 2007 Equity Incentive Plan, or the 2007 Plan, became effective upon the execution of the underwriting agreement in connection with our initial public offering and replaced our 2001 Stock Option Plan, or the 2001 Plan. The 2007 Plan provides for the grant of incentive and non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, or collectively Stock Awards. As of December 31, 2011, there were 21,054,000 shares of common stock reserved under the 2007 Plan. This share amount is automatically increased by the amount equal to the number of shares subject to any outstanding option under the 2001 Plan that expires or is forfeited following the date that the 2007 Plan became effective. In addition, the share reserve will automatically increase on January 1 of each year through 2017 by the lesser of 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, 7,692,000 shares of common stock, or a lesser amount of shares of common stock to be determined by the board of directors prior to the first day of the calendar year. Our board of directors may amend or terminate the 2007 Plan at any time. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to ten years from the grant date. In January 2012, 4,358,000 shares of common stock, which was 5% of the outstanding shares of common stock as of December 31, 2011, were added to the 2007 Plan.

2007 Non-Employee Directors’ Plan

Our 2007 Non-Employee Directors’ Plan, or Directors’ Plan, became effective upon the execution of the underwriting agreement in connection our initial public offering. As of December 31, 2011, an aggregate of 652,000 shares of common stock were reserved for future issuance under the Directors’

plan. This share amount will automatically increase on January 1 of each year through 2017 by an amount equal to the excess of: the number of shares subject to options granted during the preceding calendar year, over the number of shares, if any, added back to the share reserve during the preceding calendar year. Upon election to our board of directors, each non-employee director will receive an initial grant of a non-qualified option to purchase 51,000 shares of our common stock, which will vest in forty-eight equal monthly installments. Further, non-employee directors receive an automatic annual grant of a non-qualified option to purchase 13,000 shares of common stock, which will vest in twelve equal monthly installments. The exercise price of any options granted to a non-employee director under the Directors’ Plan is equal to 100% of the fair market value of our common stock on the date of the grant. The Directors’ Plan provides that options granted under the plan will become fully vested and exercisable in the event of a change of control. In January 2012, 59,000 shares of common stock, which was equal to the number of shares subject to grants made under the Directors’ Plan in 2011, less the shares added back from cancellations, were added to the Directors’ Plan.

2007 Employee Stock Purchase Plan

Under the terms of our ESPP, all eligible employees may purchase shares of common stock at 85% of the lower of the fair market value on the first date of each twelve-month offering period or the purchase date. Employees may authorize us to withhold up to 15% of their compensation during any offering period, subject to certain limitations, to purchase shares of our common stock under the ESPP. The ESPP authorized up to 4,873,000 shares of common stock for purchase by our employees during the year ended December 31, 2011. The ESPP share reserve will automatically increase on January 1 of each year through 2017 by the lesser of 1.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, 2,308,000 shares of common stock, or a lesser amount of shares of common stock to be determined by our board of directors prior to the first day of the calendar year. In January 2012, 1,307,000 shares of common stock, which was 1.5% of the outstanding shares of common stock as of December 31, 2011, were added to the ESPP.

RF Magic 2000 Incentive Stock Plan

In connection with our acquisition of RF Magic, we assumed RF Magic’s 2000 Incentive Stock Plan, or the RF Magic Plan, including all of the outstanding stock options issued under the RF Magic Plan, except those held by employees of RF Magic’s French subsidiary. The stock options under the RF Magic Plan that we assumed became options to purchase an aggregate of 2,685,000 shares of our common stock. The stock options held by employees of RF Magic’s French subsidiary that we did not assume remained as options to purchase RF Magic’s common stock. At the time of the acquisition an aggregate of 195,000 shares of RF Magic’s common stock were issuable upon exercise of the unassumed RF Magic options. The unassumed RF Magic options are a subject to put and call option agreements between us, RF Magic and the holders of these options. Under these put and call option agreements, each share of RF Magic common stock issued upon exercise of the unassumed RF Magic options will be exchanged for 0.9344 shares of our common stock, which is equal to the number of shares of our common stock issued in exchange for each outstanding share of RF Magic in the acquisition. We reserved 182,000 shares of our common stock for future issuance under the put and call option agreements as of December 31, 2007. In 2011 and 2010, 11,000 shares and 18,000 shares of our common stock, respectively, were issued in connection with the exercise of RF Magic options subject to put and call option agreements. As of December 31, 2011, there were no remaining options outstanding under the RF Magic Plan.

Stock option grants under the 2001 Plan and RF Magic Plan are subject to an early exercise provision. Those under the RF Magic Plan allow for early exercise upon approval by our board of directors. Shares of common stock obtained upon early exercise of unvested options or by restricted stock purchase rights are subject to our repurchase at the applicable original issue price and will vest according to the respective agreement. As of December 31, 2011, 2010 and 2009, 0, 53,000 and 302,000 shares, respectively, were subject to our repurchase rights.

The consideration received for the exercise of an unvested stock option is considered a deposit of the exercise price, and thus is a liability that is recorded by us. The liability associated with this potential for repurchase, and the related shares, are only reclassified into equity as the option award vests. As a result, we have recorded liabilities as of December 31, 2011, 2010 and 2009 of $0, $0.1 million and $0.3 million, respectively, for the unvested shares issued upon early exercise of stock options.

Combined Incentive Plan Activity

A summary of our stock option award activity and related information under our existing incentive plans for the years ended December 31, 2011, 2010 and 2009 is set forth below. The following summary excludes options to purchase up to 0, 11,000 and 35,000 shares of our common stock subject to put and call option agreements for RF Magic options outstanding as of December 31, 2011, 2010 and 2009, respectively.

	(in thousands, except per share data)
	Number of Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	10,154	$2.23	$263

Granted	3,785	2.18
Exercised	(1,221)	0.91
Cancelled/forfeited/expired	(3,577)	3.51

Outstanding as of December 31, 2009	9,141	1.88	$11,916

Granted	3,463	5.23
Exercised	(2,359)	1.51
Cancelled/forfeited/expired	(526)	2.94

Outstanding as of December 31, 2010	9,719	3.10	$87,225

Granted	3,001	8.08
Exercised	(1,425)	2.00
Cancelled/forfeited/expired	(224)	5.40

Outstanding as of December 31, 2011	11,071	4.55	$16,171

The weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2011, 2010 and 2009 was $5.52, $3.51 and $1.49, respectively. Stock-based compensation expense related to employees for the years ended December 31, 2011, 2010 and 2009 was $12.5 million, $10.1 million and $9.3 million, respectively. The weighted average remaining contractual term of options outstanding as of December 31, 2011 was 7.5 years. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $9.2 million, $14.0 million and $2.1 million, respectively. Option exercises were settled with shares of common stock.

As of December 31, 2011, outstanding options to purchase 4,756,000 shares were exercisable with a weighted average exercise price of $2.87 per share and an aggregate intrinsic value of $11.2 million. The weighted average remaining contractual term of options exercisable as of December 31, 2011 was 6.6 years.

During the year ended December 31, 2011, 539,000 shares of our common stock were purchased through the ESPP which resulted in proceeds to us of $3.0 million.

Restricted stock unit activity for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2008	51,500	$3.89
Restricted stock units granted	10,000	2.61
Restricted stock units cancelled	(29,750)	3.88
Restricted stock units vested	(21,750)	3.90

Balance at December 31, 2009	10,000	2.61
Restricted stock units granted	251,175	4.82
Restricted stock units cancelled	(12,000)	2.97

Balance at December 31, 2010	249,175	4.82
Restricted stock units granted	517,384	8.24
Restricted stock units cancelled	(23,800)	7.54
Restricted stock units vested	(117,088)	4.80

Balance at December 31, 2011	625,671	7.55

Stock based compensation expense associated with the above restricted stock unit awards for the years ended December 31, 2011, 2010 and 2009, was $1.4 million, $0.4 million and ($0.1) million, respectively.

As of December 31, 2011, we had 11,864,000 authorized shares available for future issuance under all of our equity incentive plans.

Stock-Based Compensation Expense

Stock-based compensation expense recognized in our statement of operations in 2011, 2010 and 2009 included compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the statement of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We allocated stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of net revenues	$557	$384	$138
Research and development	6,272	5,049	4,552
Sales and marketing	1,986	1,558	1,401
General and administrative	3,932	3,479	3,276

Total stock-based compensation expense	$12,747	$10,470	$9,367

We granted options and other stock awards to consultants in connection with their service agreements. For the years ended December 31, 2011, 2010 and 2009, we recorded compensation expense related to these awards of $0.2 million, $0.4 million and $0.1 million, respectively. The fair value of the awards was estimated using a Black-Scholes option-pricing model.

We reviewed and updated our forfeiture rate, expected term and volatility assumptions during the year ended December 31, 2011 and there was no significant impact. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. We use a combination of our historical experience, the contractual term and the average option term of a comparable peer group to determine the expected life of our option grants. The peer group historical term is used due to the limited trading history of our common stock. The estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.

The total fair value of options and awards for each of the years ended December 31, 2011, 2010 and 2009, was $9.2 million, $7.4 million and $9.4 million, respectively. The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected life (years)	5.0 - 5.1	5.0 - 6.1	6.1
Contractual term (years) for consultant options	10	10	10
Risk-free interest rate	1.0% - 2.2%	1.3% -3.1%	2.4% -3.2%
Expected volatility	86% to 87%	80% to 85%	76% to 80%
Expected dividend yield	—	—	—

The fair value of stock options granted under the ESPP was estimated at the grant date using the following assumptions:

Years Ended December 31,
	2011	2010	2009
Expected life (years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	0.1% to 0.4%	0.2% to 0.5%	0.1% to 0.9%
Expected volatility	42% to 100%	63% to 151%	82% to 180%
Expected dividend yield	—	—	—

In May 2009, we completed an offer to exchange, or the Offer to Exchange, certain employee stock options to purchase shares of our common stock that were outstanding under our 2007 Plan, 2001 Plan and RF Magic Plan, on a three-for-two basis for replacement options granted under the 2007 Plan at an exercise price of $1.99 per share, which was the closing price of our common stock on May 15, 2009, as reported by The NASDAQ Global Market. At the expiration of the Offer to Exchange, we accepted elections to exchange options to purchase 1,600,000 shares of common stock and, as a result, we granted replacement options to purchase 1,000,000 shares of common stock. The replacement options have new vesting schedules with vesting dates that are determined by adding an additional vesting period of 12 months, or a shorter duration upon a change of control, to each vesting date under the existing vesting schedule of the options being replaced. However, no replacement option will vest sooner than 12 months from its date of grant, unless a change of control occurs. The incremental value attributed to the option awards exchanged resulted in approximately $60,000 of stock-based compensation, which will be recognized over the vesting period of the new option awards.

As of December 31, 2011, we estimate there were $22.1 million in total unrecognized compensation costs related to employee stock option agreements, which are expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2011, we estimate there were $1.2 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.5 years.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance (in thousands):

	As of December 31,
	2011	2010
Exercise of stock awards issued and outstanding	11,071	9,719
Authorized for grants under equity incentive plans	11,864	9,977
Subsidiary stock options subject to put and call options agreements	—	11

Total	22,935	19,707

7. Income Taxes

The domestic and international components of income (loss) before provision (benefit) from income taxes are presented as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Domestic	$39,553	$32,340	$(12,011)
International	1,064	918	(1,322)

Income (loss) before taxes	$40,617	$33,258	$(13,333)

Income tax provision (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$1,198	$—	$(100)
State	13	(7)	2
Foreign	168	151	5

Total current	$1,379	$144	$(93)

Deferred:
Federal	$12,674	$(31,590)	$—
State	—	—	—

Total deferred	12,674	(31,590)	—

Total income tax benefit	$14,053	$(31,446)	$(93)

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax benefit (in thousands):

	Years Ended December 31,
	2011	2010	2009
Tax computed at the federal statutory rate	$14,216	$11,640	$(4,113)
State tax, net of federal benefit	62	1,226	(253)
Goodwill impairment	—	—	83
Permanent items	87	(702)	978
Stock-based compensation	618	71	1,891
Research credits	(4,276)	(4,513)	(4,509)
Tax reserves	942	(2,795)	1,787
Change in tax rates	—	(2,152)	(17)
Change in valuation allowance	2,609	(35,906)	4,055
Difference in foreign tax rate	(205)	(169)	5
Tax attribute write-off	—	1,854	—

Income tax benefit	$14,053	$(31,446)	$(93)

The significant components of our deferred tax assets and liabilities were comprised of the following at December 31, 2011 and 2010 (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$2,648	$13,718
R&D and MIC credit carryforwards	21,841	17,352
Capitalized R&D	1,831	3,081
Other, net	660	1,745
Stock-based compensation	6,594	4,000
Acquired intangibles	2,890	2,405

Total deferred tax assets	36,464	42,301
Valuation allowance for deferred tax assets	(13,299)	(10,690)

Net deferred tax assets	$23,165	$31,611

At December 31, 2011, we had total federal and state net operating loss, or NOL, carryforwards of approximately $3.6 million and $32.2 million, respectively. Approximately $1.3 million of the federal NOL relates to stock option deductions which, upon realization, will result in an increase to paid-in capital and a decrease in income taxes payable. If not utilized, the federal and state NOL carryforwards will begin to expire in 2021 and 2013, respectively.

As of December 31, 2011, we had federal and state research and development tax credit, or R&D, carryforwards of approximately $14.1 million and $14.0 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2021 unless previously utilized. The California R&D tax credit will carryforward indefinitely; however, we presently expect that only a minor portion of this credit will be utilized each year thereby requiring such a long future period of California profits that it does not meet the more-likely-than-not criteria.

As of December 31 2010, based on the weight of available evidence, including profitability in 2010 and the availability of expected future taxable income, we concluded that it is more likely than not that the benefits of Federal deferred income tax assets will be realized. Accordingly, we reduced the valuation allowances on our Federal gross deferred income tax assets. We continue to maintain a valuation allowance to offset the California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidance given the present lower apportionment factors now pertaining to our income taxes in California.

The net change in the total valuation allowance was an increase of $2.6 million for the year ended December 31, 2011. For the year ended December 31, 2010, the valuation allowance decreased by $35.9 million and for the year ended December 31, 2009, the valuation allowance increased by $4.1 million.

Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, utilization of NOLs and credit carryforwards may be subject to an annual limitation due to future ownership change limitations provided by the Internal Revenue Code and similar state provisions. The tax benefits related to future utilization of federal and state NOLs and tax credit carryforwards may be limited or lost if cumulative changes in ownership exceed 50% within any three-year period. While there may have been prior changes in ownership, it is anticipated that we will be able to utilize substantially all of our remaining federal and state NOLs and tax credit carryforwards

We recognize excess tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for NOLs resulting from excess tax benefits. At December 31, 2011, deferred tax assets did not include $0.4 million of excess tax benefits from share-based compensation.

As of December 31, 2011 and 2010, our unrecognized tax benefits totaled $7.6 million and $6.7 million, respectively, of which $6.3 million and $5.4 million, respectively, would impact the effective tax rate if recognized.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance as of December 31, 2009	$9,520
Decreases related to prior year tax positions	(3,843)
Increases related to current year tax positions	1,048

Balance as of December 31, 2010	$6,725
Decreases related to prior year tax positions	(831)
Increases related to current year tax positions	1,657

Balance as of December 31, 2011	$7,551

We do not expect unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by Federal and State tax authorities for years prior to 2008, however, NOL and R&D credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2011, the amount accrued for interest and penalties associated with uncertain tax positions was nominal. We are currently under a tax audit in Israel for tax years 2007 through 2009.

8. Employee Benefits

We have a defined contribution 401(k) plan for employees who are at least 21 years of age. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation,

but not in excess of the maximum amounts allowed under the Internal Revenue Code. Our contributions to the plan are discretionary. We contributed $0.5 million to the plan during the year ended December 31, 2011. We made no contributions during the years ended December 31, 2010 and 2009.

9. Supplemental Disclosure of Cash-Flow and Non-Cash Activity

Cash-Flow

The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cash paid for taxes	$1,859	$23	$57

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Year Ended December 31,
	2011	2010	2009
Repurchase liability for early exercise of stock options	92	254	439
Currency translation adjustment	(47)	24	(88)
Unrealized loss on investments, net of tax	83	31	—

10. Significant Customer, Vendor and Geographic Information

Customers

Based on direct shipments, customers that exceeded 10% of total net revenues and accounts receivable were as follows:

	Net Revenues			Accounts Receivable
	Years Ended December 31,			As of December 31,
	2011	2010	2009	2011	2010
Actiontec Electronics, Inc.	*	*	16%	10%	*
Foxconn Electronics, Inc.	*	*	*	12%	*
Motorola Mobility, Inc.	17%	17%	27%	15%	26%
Samsung Electronics Co., Ltd.	*	*	*	*	11%
Wistron NeWeb Corporation	25%	21%	*	35%	18%

*	Customer accounted for less than 10% of total net revenues or accounts receivable, as applicable, for the period indicated

Vendors

We had three vendors that represented a significant portion of total purchases (exclusive of payroll and related costs) as follows:

	Years Ended December 31,
	2011	2010	2009
Amkor Technology, Inc.	28%	27%	27%
Taiwan Semiconductor Manufacturing Company, Ltd.	23%	32%	25%
Tower Semiconductor Ltd.	15%	17%	*

*	Vendor accounted for less than 10% of total purchases (exclusive of payroll and related costs) for the period indicated

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Asia	$213,524	$195,056	$107,117
Europe	756	3,079	2,193
United States	872	2,969	3,097
North America, other	25,476	9,133	3,898

	$240,628	$210,237	$116,305

As of December 31, 2011 and 2010, long-lived assets, which represent property, plant and equipment, net of accumulated depreciation, located outside of the United States was $1.2 million and $0.5 million, respectively.

11. Subsequent Event

On January 4, 2012, we announced that we agreed to become a “stalking horse bidder” to acquire the assets of Trident Microsystems, Inc. and certain of its subsidiaries, or Trident, used in or related to Trident's set-top box business, or STB Business, for a purchase price of $55.0 million, subject to a working capital adjustment, or the Acquisition, pursuant to an Asset Purchase Agreement, or Purchase Agreement.

Trident filed the Purchase Agreement with the United States Bankruptcy Court for the District of Delaware along with Trident's motion seeking the establishment of bid procedures for an auction that allows other qualified bidders to submit higher or otherwise better offers, as required under Section 363 of the U.S. Bankruptcy Code. On January 18, 2012, the Court approved the bid procedures and Trident and Entropic executed the Purchase Agreement. The closing of the Acquisition, which is expected to occur in the first quarter of 2012, remains subject to higher or otherwise better offers approval by the United States Bankruptcy Court and customary closing conditions. If Trident accepts an offer other than our Purchase Agreement, we will be entitled to be paid a break-up fee and a reimbursement of certain of our transaction expenses.

Pursuant to the Purchase Agreement, we will acquire all of Trident's specific STB Business products, patents and other intellectual property owned by Trident, certain contracts and prepaid expenses, certain tangible assets, accounts receivable, inventory and equipment. Trident will retain its digital television, PC television, audio and terrestrial demod businesses. We will also acquire leased facilities in Austin, Texas, San Diego, California, Belfast, Northern Ireland and Hyderabad, India and the right to use other facilities of Trident under short term Facilities Use Agreements. We will assume certain specified liabilities of Trident.

12. Quarterly Financial Data (Unaudited)

The following table presents certain quarterly financial data for the eight consecutive quarters ended December 31, 2011. The unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data. We believe that our quarterly revenue, particularly the mix of revenue components, and operating results are likely to vary in the future. The operating results for any quarter are not necessarily indicative of the operating results for any future period or for any full year.

	Net Revenues	Gross Profit	Net Income (Loss)(1)	Basic Net Income (Loss) Per Share	Diluted Net Income (Loss) Per Share
	(in thousands, except per share data)
Year Ended December 31, 2011
Fourth Quarter	$56,169	$30,828	$2,308	$0.03	$0.03
Third Quarter	51,465	28,469	4,645	0.05	0.05
Second Quarter	61,473	33,827	7,756	0.09	0.09
First Quarter	71,521	39,582	11,855	0.14	0.13
Year Ended December 31, 2010
Fourth Quarter	$70,796	$38,032	$48,583 (2)	$0.58	$0.55
Third Quarter	61,310	32,536	11,271	0.15	0.15
Second Quarter	40,680	21,849	3,092	0.04	0.04
First Quarter	37,451	19,750	1,758	0.02	0.02
Year Ended December 31, 2009
Fourth Quarter	$35,078	$18,116	$1,021	$0.01	$0.01
Third Quarter	30,958	15,626	(1,238)	(0.02)	(0.02)
Second Quarter	26,146	12,945	(4,287)	(0.06)	(0.06)
First Quarter	24,123	12,219	(8,736)	(0.13)	(0.13)

(1)	Net income attributable to common stockholders.
(2)	Includes a net benefit of $31.6 million related to the reduction of the valuation allowance previously recorded on certain of our deferred tax assets.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

ENTROPIC COMMUNICATIONS, INC.

(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserve for excess and obsolete inventory	1,789	1,738	(243)	3,284

Total	$1,789	$1,738	$(243)	$3,284

Year Ended December 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserve for excess and obsolete inventory	2,607	156	(974)	1,789

Total	$2,607	$156	$(974)	$1,789

Year Ended December 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserve for excess and obsolete inventory	1,949	1,182	(524)	2,607

Total . . . . . . . . . . . . . . . . . . . . . .	$1,949	$1,182	$(524)	$2,607

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTROPIC COMMUNICATIONS, INC.

By:	/s/ PATRICK HENRY
Patrick Henry President and Chief Executive Officer

Date: February 3, 2012

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

Signature	Title	Date

/s/ PATRICK HENRY Patrick Henry	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	February 3, 2012

/S/ DAVID LYLE David Lyle	Chief Financial Officer (Principal Financial Officer)	February 3, 2012

/S/ TREVOR RENFIELD Trevor Renfield	Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)	February 3, 2012

/S/ UMESH PADVAL Umesh Padval	Chairman of the Board of Directors	February 3, 2012

/S/ ROBERT L. BAILEY Robert L. Bailey	Member of the Board of Directors	February 3, 2012

/S/ THOMAS BARUCH Thomas Baruch	Member of the Board of Directors	February 3, 2012

/S/ KEITH BECHARD Keith Bechard	Member of the Board of Directors	February 3, 2012

/S/ KENNETH MERCHANT Kenneth Merchant	Member of the Board of Directors	February 3, 2012

/S/ THEODORE TEWKSBURY Theodore Tewksbury	Member of the Board of Directors	February 3, 2012

Exhibit Index

Exhibit Number	Description of Document

2.1(13)	Asset Purchase Agreement dated January 18, 2012 by and between the Registrant and Trident Microsystems, Inc. and certain of its subsidiaries.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Form of Common Stock Certificate of the Registrant.

10.1+(4)	2007 Equity Incentive Plan and Form of Option Agreement, Form of Option Grant Notice thereunder and Notice of Exercise.

10.2+(5)	2007 Non-Employee Directors’ Stock Option Plan and Form of Option Agreement, Forms of Grant Notice and Notice of Exercise thereunder.

10.3+(4)	2007 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10.4+(3)	2001 Equity Incentive Plan and Form of Stock Option Agreement, Form of Notice Grant of Stock Option and Form of Stock Option Exercise Notice thereunder.

10.5+(3)	RF Magic, Inc. 2000 Incentive Stock Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.

10.6+(6)	Entropic Communications, Inc. Management Bonus Plan.

10.7+(3)	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.

10.8+(3)	Form of Employee Innovations and Proprietary Rights Assignment Agreement by and between the Registrant and each of its executive officers.

10.9+(7)	Employment Offer Letter dated April 18, 2007 by and between the Registrant and Lance Bridges.

10.10+(8)	Retention Bonus Agreement dated March 31, 2009 by and between the Registrant and Lance Bridges.

10.11+(9)	Amended and Restated Change of Control Agreement dated December 7, 2009 by and between the Registrant and Lance Bridges.

10.12+(9)	Amended and Restated Executive Employment Agreement dated December 7, 2009 by and between the Registrant and Patrick Henry.

10.13+(10)	Employment Offer Letter dated June 15, 2007 by and between the Registrant and David Lyle.

10.14+(8)	Retention Bonus Agreement dated March 31, 2009 by and between the Registrant and David Lyle.

10.15+(9)	Amended and Restated Change of Control Agreement dated December 7, 2009 by and between the Registrant and David Lyle.

10.16+(3)	Director Offer Letter dated March 25, 2007 by and between the Registrant and Kenneth Merchant.

10.17+(3)	Director Offer Letter dated November 23, 2004 by and between the Registrant and Umesh Padval.

10.18+(10)	Director Offer Letter dated June 9, 2009 by and between the Registrant and Keith Bechard.

Exhibit Number	Description of Document

10.19+(11)	Director Offer Letter dated August 29, 2010 by and between Registrant and Dr. Ted Tewksbury.

10.20+(11)	Director Offer Letter dated September 1, 2010 by and between Registrant and Robert Bailey.

10.21+(6)	Amended and Restated Employment Offer Letter and Relocation Agreement dated March 31, 2010 by and between the Registrant and Tom Lookabaugh.

10.22+(6)	Amended and Restated Change of Control Agreement dated December 3, 2009 by and between the Registrant and Tom Lookabaugh.

10.23+(6)	Amended and Restated Employment Offer Letter and Relocation Agreement dated March 31, 2010 by and between the Registrant and Vinay Gokhale.

10.24+(6)	Amended and Restated Change of Control Agreement dated December 15, 2009 by and between the Registrant and Vinay Gokhale.

10.25+(12)	Amended and Restated Offer Letter and Relocation Agreement dated May 19, 2011 by and between the Registrant and Michael Farese.

10.26+(12)	Amended and Restated Relocation Agreement dated May 19, 2011 by and between the Registrant and Michael Farese.

10.27+(5)	Change of Control Agreement dated June 1, 2010 by and between the Registrant and Michael Farese.

10.28(3)	Office Lease dated August 31, 2007 by and between the Registrant and Kilroy Realty, L.P.

10.29(3)	Promoter Member Agreement dated November 20, 2003, as amended, by and between the Registrant and Multimedia over Coax Alliance.

10.30#(3)	Corporate Supply Agreement dated March 2, 2006 by and between the Registrant and Motorola Mobility, Inc. (formerly Motorola, Inc.)

10.31#(3)	Development and License Agreement dated September 15, 2002 by and between RF Magic, Inc. and STMicroelectronics N.V.

10.32+(12)	Entropic Communications, Inc. Nonqualified Deferred Compensation Plan.

10.33+(12)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement-Recipients Not Eligible to Participate Under the Nonqualified Deferred Compensation Plan.

10.34+(12)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement-Recipients Eligible to Participate Under the Nonqualified Deferred Compensation Plan.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included as part of the signature page).

31.1*	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

Exhibit Number	Description of Document

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2008.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 3, 2011.
(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2010.
(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2008.
(8)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2009.
(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2009.
(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2009.
(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2010.
(12)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2011.
(13)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed with the SEC on January 20, 2012.

XBRL Interactive Data File will be filed by amendment to this Form 10-K within 30 days of the filing date of this Form 10-K, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.