Form 10-K/A
period 2011-12-31
ENTROPIC COMMUNICATIONS INC
filed 2012-03-05
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
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

Explanatory Note

Entropic Communications, Inc. (the “Company”) is filing this Amendment No.1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”), as filed with the Securities and Exchange Commission on February 3, 2012. This Amendment is being filed solely to furnish Exhibit 101 to the Form 10-K as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment furnishes the following items in eXtensible Business Reporting Language: (i) Audited Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Audited Consolidated Statements of Operations for the year’s ended December 31, 2011, 2010 and 2009; (iii) Audited Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (iv) Notes to the Audited Consolidated Financial Statements. No changes have been made to the Form 10-K other than the furnishing of Exhibit 101 as described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the disclosures made in the Form 10-K.

Part IV

Item 15. Exhibits, Financial Statement Schedules

15(a)(3). Exhibits.

Exhibit Number	Description of Document

2.1(13)	Asset Purchase Agreement dated January 18, 2012 by and between the Registrant and Trident Microsystems, Inc. and certain of its subsidiaries.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Form of Common Stock Certificate of the Registrant.

10.1+(4)	2007 Equity Incentive Plan and Form of Option Agreement, Form of Option Grant Notice thereunder and Notice of Exercise.

10.2+(5)	2007 Non-Employee Directors’ Stock Option Plan and Form of Option Agreement, Forms of Grant Notice and Notice of Exercise thereunder.

10.3+(4)	2007 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10.4+(3)	2001 Equity Incentive Plan and Form of Stock Option Agreement, Form of Notice Grant of Stock Option and Form of Stock Option Exercise Notice thereunder.

10.5+(3)	RF Magic, Inc. 2000 Incentive Stock Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.

10.6+(6)	Entropic Communications, Inc. Management Bonus Plan.

10.7+(3)	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.

10.8+(3)	Form of Employee Innovations and Proprietary Rights Assignment Agreement by and between the Registrant and each of its executive officers.

10.9+(7)	Employment Offer Letter dated April 18, 2007 by and between the Registrant and Lance Bridges.

10.10+(8)	Retention Bonus Agreement dated March 31, 2009 by and between the Registrant and Lance Bridges.

10.11+(9)	Amended and Restated Change of Control Agreement dated December 7, 2009 by and between the Registrant and Lance Bridges.

10.12+(9)	Amended and Restated Executive Employment Agreement dated December 7, 2009 by and between the Registrant and Patrick Henry.

10.13+(10)	Employment Offer Letter dated June 15, 2007 by and between the Registrant and David Lyle.

10.14+(8)	Retention Bonus Agreement dated March 31, 2009 by and between the Registrant and David Lyle.

10.15+(9)	Amended and Restated Change of Control Agreement dated December 7, 2009 by and between the Registrant and David Lyle.

10.16+(3)	Director Offer Letter dated March 25, 2007 by and between the Registrant and Kenneth Merchant.

10.17+(3)	Director Offer Letter dated November 23, 2004 by and between the Registrant and Umesh Padval.

10.19+(11)	Director Offer Letter dated August 29, 2010 by and between Registrant and Dr. Ted Tewksbury.

10.20+(11)	Director Offer Letter dated September 1, 2010 by and between Registrant and Robert Bailey.

10.21+(6)	Amended and Restated Employment Offer Letter and Relocation Agreement dated March 31, 2010 by and between the Registrant and Tom Lookabaugh.

10.22+(6)	Amended and Restated Change of Control Agreement dated December 3, 2009 by and between the Registrant and Tom Lookabaugh.

10.23+(6)	Amended and Restated Employment Offer Letter and Relocation Agreement dated March 31, 2010 by and between the Registrant and Vinay Gokhale.

10.24+(6)	Amended and Restated Change of Control Agreement dated December 15, 2009 by and between the Registrant and Vinay Gokhale.

10.25+(12)	Amended and Restated Offer Letter and Relocation Agreement dated May 19, 2011 by and between the Registrant and Michael Farese.

10.26+(12)	Amended and Restated Relocation Agreement dated May 19, 2011 by and between the Registrant and Michael Farese.

10.27+(5)	Change of Control Agreement dated June 1, 2010 by and between the Registrant and Michael Farese.

10.28(3)	Office Lease dated August 31, 2007 by and between the Registrant and Kilroy Realty, L.P.

10.29(3)	Promoter Member Agreement dated November 20, 2003, as amended, by and between the Registrant and Multimedia over Coax Alliance.

10.30#(3)	Corporate Supply Agreement dated March 2, 2006 by and between the Registrant and Motorola Mobility, Inc. (formerly Motorola, Inc.

10.31#(3)	Development and License Agreement dated September 15, 2002 by and between RF Magic, Inc. and STMicroelectronics N.V.

10.32+(12)	Entropic Communications, Inc. Nonqualified Deferred Compensation Plan.

10.33+(12)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement-Recipients Not Eligible to Participate Under the Nonqualified Deferred Compensation Plan.

10.34+(12)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement-Recipients Eligible to Participate Under the Nonqualified Deferred Compensation Plan.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Incorporated herein by reference to the comparable exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on February 3, 2012.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.

(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2008.

(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 3, 2011.

(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2010.

(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2008.

(8)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2009.

(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2009.

(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2009.

(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2010.

(12)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2011.

(13)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTROPIC COMMUNICATIONS, INC.

By:	/s/ PATRICK HENRY
Patrick Henry President and Chief Executive Officer

Date: March 2, 2012