Form 10-Q
period 2012-03-31
ENTROPIC COMMUNICATIONS INC
filed 2012-05-04
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

There were 87,988,968 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of May 1, 2012.

ENTROPIC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2012	December 31, 2011 (1)
Assets
Current assets:
Cash and cash equivalents	$106,615	$20,193
Marketable securities	90,122	91,625
Accounts receivable	25,776	25,896
Inventory	20,217	20,253
Deferred tax assets, current	13,927	13,565
Prepaid expenses and other current assets	7,475	9,927

Total current assets	264,132	181,459
Property and equipment, net	10,637	11,250
Long-term marketable securities	37,657	104,708
Deferred tax assets, long-term	9,600	9,600
Other long-term assets	10,159	11,542

Total assets	$332,185	$318,559

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,972	$11,559
Accrued expenses and other current liabilities	5,191	4,078
Accrued payroll and benefits	5,459	3,835

Total current liabilities	24,622	19,472
Deferred rent	971	1,098
Other long-term liabilities	200	196
Stockholders’ equity:
Common Stock	88	87
Additional paid-in capital	452,944	448,440
Accumulated deficit	(146,746)	(150,639)
Accumulated other comprehensive income (loss)	106	(95)

Total stockholders’ equity	306,392	297,793

Total liabilities and stockholders’ equity	$332,185	$318,559

(1)	The unaudited condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Net revenues	$59,103	$71,521
Cost of net revenues	25,911	31,939

Gross profit	33,192	39,582
Operating expenses:
Research and development	15,471	13,149
Sales and marketing	5,045	4,820
General and administrative	5,290	3,689

Total operating expenses	25,806	21,658

Income from operations	7,386	17,924
Loss related to equity method investment	(832)	—
Other income, net	290	189

Income before income taxes	6,844	18,113
Income tax provision	2,951	6,258

Net income	$3,893	$11,855

Net income per share—basic	$0.04	$0.14

Net income per share—diluted	$0.04	$0.13

Weighted average number of shares used to compute net income per share—basic	87,342	85,408

Weighted average number of shares used to compute net income per share—diluted	89,337	89,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Net income	$3,893	$11,855
Other comprehensive income
Change in foreign currency translation adjustment	—	6
Available-for-sale investments:
Change in net unrealized gains, net of taxes	201	3

	201	9

Comprehensive income	$4,094	$11,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$3,893	$11,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,212	1,028
Deferred taxes	27	5,237
Excess tax benefit on stock option exercises	(471)	—
Stock-based compensation	3,142	2,954
Amortization of premiums on investments	964	742
Provision (benefit) for excess and obsolete inventory	358	(12)
Loss related to equity method investment	832	—
Changes in operating assets and liabilities:
Accounts receivable	120	(5,462)
Inventory	(322)	4,564
Prepaid expenses and other current assets	2,451	321
Other long-term assets	551	(265)
Accounts payable	2,409	(8,426)
Accrued expenses and other current liabilities	1,112	966
Accrued payroll and benefits	1,615	(1,683)
Deferred rent	(127)	(113)
Other long-term liabilities	5	(52)

Net cash provided by operating activities	17,771	11,654
Investing activities:
Purchases of property and equipment	(599)	(1,299)
Purchases of marketable securities	(4,247)	(73,807)
Sales/maturities of marketable securities	72,135	—

Net cash provided by (used in) investing activities	67,289	(75,106)
Financing activities:
Net proceeds from the issuance of equity plan exercises	892	736
Excess tax benefit on stock option exercises	471	—

Net cash provided by financing activities	1,363	736

Net effect of exchange rates on cash	(1)	21

Net increase (decrease) in cash and cash equivalents	86,422	(62,695)
Cash and cash equivalents at beginning of period	20,193	98,100

Cash and cash equivalents at end of period	$106,615	$35,405

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

Revenue Recognition

Our net revenues are generated principally by sales of our semiconductor products. During the three months ended March 31, 2012 and 2011, product net revenues represented more than 99% of our total net revenues.

Our sales primarily occur through the efforts of our direct sales force. The remainder of our sales occurs through third-party sales representatives and distributors. During the three months ended March 31, 2012 and 2011, more than 99% of our sales occurred through the efforts of our direct sales force.

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

We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the three months ended March 31, 2012 and 2011, the reduction in our revenues in connection with our rebate programs was not material.

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

For multiple deliverable agreements, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The fair value of an item was generally the price charged for the product if the item was regularly sold on a stand-alone basis.

In order to establish VSOE of selling price, we must regularly sell the product and/or service on a standalone basis with a substantial majority priced within a relatively narrow range. VSOE of selling price is usually the midpoint of that range. If there is not a sufficient number of standalone sales and VSOE of selling price cannot be determined, then we consider whether third-party evidence can be used to establish the selling price. If neither VSOE nor third-party evidence of selling price exists, we determine our best estimate of selling price using average selling prices over a rolling 12-month period as well as market conditions. If the product or service has no history of sales, we rely upon sales prices set by our pricing committee, adjusted for applicable discounts.

We recognize revenue for delivered elements only when we determine there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact the timing of revenue recognition but do not change the total revenue recognized on any agreement. To date, multiple deliverable contacts have not been material to net revenues in any related period.

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

Deferred Compensation

In June 2011, we implemented a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At March 31, 2012, we had marketable securities totaling $0.2 million related to investments in equity securities that are held in a rabbi trust under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.2 million at March 31, 2012, all of which was classified as non-current liabilities. The non-current portion of the liability is recorded in the unaudited condensed consolidated balance sheets under other long-term liabilities.

Marketable Securities

We account for marketable securities by determining the appropriate classification of such securities at the time of purchase and reevaluating such classification as of each balance sheet date. As of March 31, 2012, we had classified our marketable securities of approximately $0.2 million held under our non-qualified deferred compensation plan as trading securities. All other marketable securities were classified as available-for-sale. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the unaudited condensed consolidated statements of operations.

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

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and our historical experience. We recorded no allowance for doubtful accounts as of March 31, 2012 and December 31, 2011.

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

Investment in a Privately Held Company

We account for our investment in a privately held company under the equity method of accounting since we exercise significant influence, but we do not have the elements of control that would require consolidation. The rights of the other investors are both protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investment. The investment is recorded initially at cost as an investment in a privately held company, and subsequently is adjusted for equity in net income and cash contributions and distributions. Any difference between the carrying amount of the investment on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. As of March 31, 2012, our investment in a privately held company was $8.4 million, which is included in other long-term assets on our balance sheet.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard”, or IFRS. This update amends Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. We have adopted ASU 2011-04 effective January 1, 2012 and the application of this guidance did not have a a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have adopted this guidance effective January 1, 2012 and we believe the adoption of ASU 2011-05 concerns presentation and disclosure only and does not have an impact on our consolidated financial position or results of operations.

2. Supplemental Financial Information

Marketable Securities

We have marketable securities and financial instruments that are classified as either available-for-sale or trading securities. As of March 31, 2012, our short-term investment portfolio included $0.2 million of trading securities invested in a defined set of mutual funds directed by the participants in our non-qualified deferred compensation plan. As of March 31, 2012 these securities had net unrealized gains of $11,000 and a cost basis of $0.1 million.

The following tables summarize available-for-sale investments by security type as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$10,093	$1	$(2)	$10,092
Corporate notes/bonds	70,833	70	(9)	70,894
U.S. Treasury and agency notes/bonds	8,949	24	—	8,973

Total marketable securities, short-term	89,875	95	(11)	89,959

Corporate notes/bonds, long-term	27,324	48	(12)	27,360
U.S. Treasury and agency notes/bonds, long-term	8,000	1	—	8,001
State and municipal bonds, long-term	2,289	7	—	2,296

Total	$127,488	$151	$(23)	$127,616

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$12,084	$2	$(19)	$12,067
Corporate notes/bonds	73,453	27	(62)	73,418
U.S. Treasury and agency notes/bonds	5,966	10	—	5,976

Total marketable securities, short-term	91,503	39	(81)	91,461

Corporate notes/bonds, long-term	72,017	23	(143)	71,897
U.S. Treasury and agency notes/bonds, long-term	30,502	26	(19)	30,509
State and municipal bonds, long-term	2,301	3	(2)	2,302

Total	$196,323	$91	$(245)	$196,169

Realized gains on our available-for-sale securities were $9,000 and $0 for the three months ended March 31, 2012 and 2011, respectively.

The following table summarizes the contractual maturities of our available-for-sale securities (in thousands):

As of March 31,
2012
Less than one year	$89,959
Due in one to five years	37,657
Due after five years	—

$127,616

Fair Value of Financial Instruments

We determine a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability. ASC 820 establishes a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).

Cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost which approximates fair value and are classified as Level 1 assets.

Marketable securities are recorded at fair value, defined as the exit price in the principal market in which we would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 1 instruments are valued based on quoted market prices in active markets for identical instruments and include our investments in money market and mutual funds. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include our investments in corporate bonds and notes, U.S. government agency securities, U.S. treasury bills, state and municipal bonds and commercial paper.

Our non-qualified deferred compensation plan liabilities are classified as Level 1 liabilities within the hierarchy. The fair values of the liabilities are directly related to the valuation of the short-term and long-term investments held in trust for the plan. Hence, the carrying value of the non-qualified deferred compensation liability represents the fair value of the investment assets.

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no assets or liabilities classified as Level 3 instruments. There were no transfers between different levels during the three months ended March 31, 2012.

The fair value measurements of our cash equivalents, marketable securities and non-qualified deferred compensation plan consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements as of March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$91,659	$91,659	$—	$—
Short-term investments:
Commercial paper	10,092	—	10,092	—
Corporate notes/bonds	70,894	—	70,894	—
U.S. Treasury and agency notes/bonds	8,973	—	8,973	—
Mutual funds	163	163	—	—
Long-term investments:
Corporate notes/bonds	27,360	—	27,360	—
U.S. Treasury and agency notes/bonds	8,001	—	8,001	—
State and municipal bonds	2,296	—	2,296	—

Total assets at fair value	$219,438	$91,822	$127,616	$—

Liabilities:

Non-qualified deferred compensation plan	$167	$167	$—	$—

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11,036	$11,036	$—	$—
Short-term investments:
Commercial paper	12,067	—	12,067	—
Corporate notes/bonds	73,418	—	73,418	—
U.S. Treasury and agency notes/bonds	5,976	—	5,976	—
Mutual funds	163	163	—	—
Long-term investments:
Corporate notes/bonds	71,897	—	71,897	—
U.S. Treasury and agency notes/bonds	30,509	—	30,509	—
State and municipal bonds	2,302	—	2,302	—

Total assets at fair value	$207,368	$11,199	$196,169	$—

Liabilities:

Non-qualified deferred compensation plan	$163	$163	$—	$—

Nonrecurring Fair Value Measurements

We measure certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a non monetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended March 31, 2012 and March 31, 2011, we did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Inventory

The components of inventory were as follows (in thousands):

	March 31, 2012	December 31, 2011
Work in process	$8,313	$6,499
Finished goods	11,904	13,754

Total inventory	$20,217	$20,253

Property and Equipment

Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	March 31, 2012	December 31, 2011
Office and laboratory equipment	5	$14,111	$13,940
Computer equipment	3 - 5	4,585	3,997
Furniture and fixtures	3 - 7	1,752	1,709
Leasehold improvements	Lease term	5,648	5,648
Software	1 - 3	1,705	1,648
Construction in progress		324	585

		28,125	27,527
Accumulated depreciation		(17,488)	(16,277)

Property and equipment, net		$10,637	$11,250

Depreciation and amortization expense for the three months ended March 31, 2012 and 2011 was $1.2 million and $1.0 million, respectively.

Investment in a Privately Held Company

In September 2011, we purchased shares of convertible preferred stock in Zenverge, Inc., a privately-held, venture capital funded technology company, for a total investment cost of $10.0 million, which at the time of the investment represented a 16.3% equity interest in the company. We also entered into a strategic partnership to co-develop an integrated chip that combines our MoCA functionality with this entity’s independently developed technology. As a result of our joint development arrangement with this company and the appointment of our CEO as a member of the company’s board of directors, we have determined that the ability to exercise significant influence over the company exists and, accordingly, we have accounted for this investment following the equity method. The investment is recorded initially at cost as an investment in a privately held company and is subsequently adjusted for our equity position in net operating results and cash contributions and distributions. In addition, we record a charge relating to our proportionate ownership percentage of the premium paid for our investment in excess of our share of their net worth. The fair value of this premium consists of certain intangible asset and goodwill values as determined by a valuation calculation. These intangible assets represent the excess of the book value of the privately held company as compared to the valuation of the privately held company. For the three months ended March 31, 2012, the change in the carrying value of our investment was $0.8 million, which is reflected as a decrease in our investment. As of March 31, 2012 and December 31, 2011, the carrying amount of our investment in a privately held company was $8.4 million and $9.2 million, respectively, which is the extent of our exposure related to our investment in this entity.

Accrued Warranty

The following table presents a rollforward of our product warranty liability, which is included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets (in thousands):

Three Months Ended March 31, 2012
Beginning balance	$15
Expirations	(4)
Accruals for warranties issued during the period	9
Settlements made during the period	—
Change in warranty rate	(11)

Ending balance	$9

Accrued Bonuses

We maintain a discretionary management bonus plan. The potential bonus payments made under our plans are based significantly on the achievement of operational, financial and business development objectives for each calendar year. As of March 31, 2012 we believed that the achievement of some of our performance targets specified by the 2012 bonus plan was probable. As of March 31, 2012 our accrual for management bonuses was $0.6 million.

Deferred Compensation

We have a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At March 31, 2012, we had marketable securities totaling $0.2 million related to investments in equity securities that are held in a rabbi trust established under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.2 million at March 31, 2012, all of which was classified as a non-current liability and recorded in our unaudited condensed consolidated balance sheets under other long-term liabilities.

Purchase Commitments

We had firm purchase order commitments for the acquisition of inventory as of March 31, 2012 and December 31, 2011 of $17.5 million and $12.1 million, respectively.

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

Stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 includes compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of net revenues	$171	$129
Research and development	1,630	1,433
Sales and marketing	419	428
General and administrative	922	964

Total stock-based compensation expense	$3,142	$2,954

Equity Incentive Plans

As part of our continual evaluation of the calculation of our stock based compensation expense, we reviewed and updated our forfeiture rate, expected term and volatility assumptions during the three months ended March 31, 2012 and there was no significant impact. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. We use a combination of our historical experience, the contractual term and the average option term of a comparable peer group to determine the expected life of our option grants. The peer group historical term is used due to the limited trading history of our common stock. The estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.

We granted options and other stock awards to consultants in connection with their service agreements. For the three months ended March 31, 2012 and 2011 we recorded stock-based compensation expense related to these awards of $33,000 and $0.1 million, respectively. The fair value of the awards was estimated using a Black-Scholes option-pricing model.

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the following assumptions:

	Three Months Ended March 31,
	2012	2011
Expected life (years)	5.1	5.0
Contractual term (years)	10.0	10.0
Risk-free interest rate	0.86%	2.01%
Expected volatility	89%	86%
Expected dividend yield	—	—

As of March 31, 2012, we estimated there were $19.3 million in total unrecognized compensation costs related to employee stock option agreements, which are expected to be recognized over a weighted-average period of 1.4 years.

For the three months ended March 31, 2012 and 2011 the fair value of expected shares to be issued under the ESPP were estimated using the following assumptions:

Three Months Ended March 31,
	2012	2011
Expected life (years)	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.05% to 0.22%	0.16% to 0.43%
Expected volatility	58% to 100%	67% to 74%
Expected dividend yield	—	—

For the three months ended March 31, 2012 and 2011 we recorded stock-based compensation expense related to awards under the ESPP totaling $0.6 million and $0.4 million, respectively. As of March 31, 2012 we estimated there were $0.6 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.4 years.

Stock Options

During the three months ended March 31, 2012, we granted stock options to purchase 6,500 shares of our common stock. During the three months ended March 31, 2012, stock options to purchase approximately 0.4 million shares of common stock were exercised. During the three months ended March 31, 2012, options to purchase 0.6 million shares of common stock were forfeited or expired. As of March 31, 2012, we had outstanding options to purchase approximately 10.1 million shares of common stock.

Restricted Stock Units

No shares of our common stock vested and were released during the three months ended March 31, 2012 pursuant to outstanding restricted stock units. As of March 31, 2012, we had approximately 0.6 million shares of common stock subject to restricted stock units outstanding.

During the three months ended March 31, 2012, no restricted stock units were granted and 32,000 restricted stock units were forfeited. Outstanding restricted stock units vest annually over four years from the date of the grant. The related compensation expense of restricted stock units is being recognized ratably over the service period of four years.

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

Income tax expense for the three months ended March 31, 2012 and March 31, 2011 was $3.0 million and $6.3 million, or approximately 43% and 35% of pre-tax income, respectively. The effective tax rate for the three months ended March 31, 2012 was comprised of federal expense at statutory rates plus an increase in our tax rate of 7% due to the impact of certain permanent items and an increase in our tax rate of approximately 1% due to the reserves for uncertain tax positions. The effective tax rate for the three months ended March 31, 2011 was comprised of federal and state expense at statutory rates less research and development credits which resulted in a 1.5% benefit, offset by an increase in our tax rate of 1.5% due to the impact of certain permanent items. Our net state income tax rate was less than 0.1% for the three months ended March 31, 2012 and March 31, 2011, respectively, due to the impact of the California single sales factor election to calculate our tax liability.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:

Net income—basic and diluted	$3,893	$11,855

Denominator:
Weighted average number of shares of common stock outstanding	87,342	85,443
Less: Restricted stock	—	(35)

Weighted average number of shares used to compute net income per share—basic	87,342	85,408

Effect of dilutive securities:
Restricted stock	—	35
ESPP shares	39	94
Stock award common share equivalents	1,956	3,784

Weighted average number of shares used to compute net income per share—diluted	89,337	89,321

Net income per share—basic	$0.04	$0.14

Net income per share—diluted	$0.04	$0.13

For the three months ended March 31, 2012 and 2011, potentially dilutive securities covering 4.3 million and 0.5 million shares of our common stock, respectively, were not included in the diluted net income per share calculations because they would be antidilutive.

5. Supplemental Disclosure of Cash-Flow and Non-Cash Activity

Cash-Flow

The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash paid for taxes	$20	$—

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Three Months Ended March 31,
	2012	2011
Repurchase liability for early exercise of stock options	$—	$51
Currency translation adjustment	—	(6)
Unrealized gain (loss) on investments, net of tax	201	(4)

6. Significant Customer, Vendor and Geographic Information

Customers

Based on direct shipments, customers that exceeded 10% of total net revenues or accounts receivable were as follows:

	Net Revenues		Accounts Receivable
	Three Months Ended March 31,		As of March 31,		As of December 31,
	2012	2011	2012		2011
Actiontec Electronics, Inc.	*	*		*	10%
Foxconn Electronics, Inc.	12%	*		*	12%
Motorola Mobility, Inc.	18%	22%	17%		15%
Wistron NeWeb Corporation	22%	20%	34%		35%

*	Customer accounted for less than 10% of total net revenues or accounts receivable, as applicable, for the period indicated.

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Asia	$49,868	$66,194
Europe	385	211
United States	462	427
North America, other	8,388	4,689

Total	$59,103	$71,521

As of March 31, 2012 and December 31, 2011, long-lived assets, which represent property, plant and equipment, net of accumulated depreciation, located outside of the United States were $1.2 million.

7. Subsequent Event

On April 12, 2012, we completed our acquisition of assets from Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, used in or related to Trident’s set-top box business, or STB business, for a purchase price of approximately $74 million. The purchase price includes preliminary estimated working capital assets of $19.3 million (approximately $7.7 million above the agreed upon target working capital balance) and assumed employee liabilities of approximately $1.4 million, pursuant to the terms of the Asset Purchase Agreement, dated January 18, 2012, as amended, or Purchase Agreement. The working capital payment is subject to a post-closing audit and potential further adjustment.

Pursuant to the Purchase Agreement, we acquired all of Trident’s specific STB Business products (STB system-on-a-chip, or SOCs), certain patents and all other intellectual property owned by Trident, certain contracts and prepaid expenses, certain tangible assets, accounts receivable, inventory and equipment. Trident retained its digital television, PC television, audio and terrestrial demod businesses and we licensed to Trident certain of the acquired patents and intellectual property for use in the retained businesses. We also acquired leased facilities in Austin, Texas, San Diego, California, Belfast, Northern Ireland and Hyderabad, India and the right to use other facilities of Trident under short term Facilities Use Agreements. We hired approximately 355 employees. We also entered into a Transition Services Agreement with Trident pursuant to which Trident will provide certain services to us following the closing, including running operations in certain foreign jurisdictions until local asset transfers are completed during the second and third quarters of 2012. We also agreed to provide certain services to Trident and the purchaser of the digital television business for a period following the closing.

Since the acquisition date occurred subsequent to March 31, 2012, the STB Business assets acquired and liabilities assumed are not included in the unaudited condensed consolidated balance sheets as of March 31, 2012. Due to the limited time since the acquisition date, we have not had sufficient time to prepare the supplemental pro forma revenue and earnings information. In addition, the initial purchase accounting for this business combination was incomplete as of the date of filing of this Quarterly Report. Through March 31, 2012, we incurred an aggregate of approximately $3.0 million in expenses in connection with the STB Business acquisition, and we expect to incur additional expenses relating to the integration of the STB Business operation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and related notes as of and for the year ended December 31, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, or Annual Report.

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

In December 2004, we introduced and commenced commercial shipments of our home networking products. In the first quarter of 2006, we began commercially shipping our broadband access solutions. In May 2007, we acquired Arabella Software Ltd., or Arabella, a developer of embedded software. In June 2007, we acquired RF Magic, Inc., or RF Magic, a provider of digital broadcast satellite outdoor unit, or DBS ODU, and silicon tuner solutions. In 2008, we acquired certain specified assets of Vativ Technologies, Inc., or Vativ, a provider of high-bandwidth, advanced digital processing solutions for digital television and 10 gigabit Ethernet markets. Since inception, we have invested heavily in product development and have only achieved profitability on an annual basis for the first time in 2010, with net income of $26.6 million for the year ended December 31, 2011 and net income of $3.9 million for the three months ended March 31, 2012. In 2011, our net revenues increased to $240.6 million from $210.2 million in 2010. Our net revenues were $59.1 million for the three months ended March 31, 2012 compared to $71.5 million for the three months ended March 31, 2011. The annual revenue increase in 2011 was primarily due to the increased demand for our home networking products and our DBS ODU products, which was directly related to the increased deployment of our products into consumer homes by satellite and cable operators. During the first quarter of 2011, we experienced a greater than normal increase in the demand for our products impacted by the timing of the purchases of our products by the service providers purchasing our customers’ products. During the first quarter of 2012, the overall demand had returned to more normalized levels. As of March 31, 2012, we had an accumulated deficit of $146.7 million.

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

On April 12, 2012, we completed our acquisition of assets from Trident used in or related to Trident’s STB Business for a purchase price of approximately $74 million. The purchase price includes preliminary estimated working capital assets of $19.3 million (approximately $7.7 million above the agreed upon target working capital balance) and assumed employee liabilities of approximately $1.4 million, pursuant to the terms of the Purchase Agreement. The working capital payment is subject to a post-closing audit and potential further adjustment.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended March 31,
	2012	2011
Net revenues	100%	100%
Cost of net revenues	44	45

Gross profit	56	55
Operating expenses:
Research and development	26	18
Sales and marketing	9	7
General and administrative	9	5

Total operating expenses	44	30

Income from operations	12	25
Income tax provision	5	9

Net income	7%	16%

Comparison of Three Months Ended March 31, 2012 and 2011

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Three Months Ended March 31,
	2012	2011	% Change
Net revenues	$59,103	$71,521	(17)%

Our net revenues for the three months ended March 31, 2012 were $59.1 million compared to net revenues of $71.5 million during the same period in 2011, a decrease of $12.4 million or 17%. The decrease in net revenues was primarily due to a decrease in the demand for our home networking and DBS ODU products during the first quarter of 2012.

Gross Profit

	Three Months Ended March 31,
	2012	2011	% Change
Gross profit	$33,192	$39,582	(16)%
% of net revenues	56%	55%

Gross profit for the three months ended March 31, 2012 was $33.2 million, a decrease of $6.4 million, or , 16% from gross profit of $39.6 million during the same period in 2011. The decrease in gross profits was primarily due to lower net revenues from the sale of our home networking and DBS ODU products during the first quarter of 2012. Gross margins increased by 1% and were favorably impacted by lower unit costs of both our home networking products and our DBS ODU products, principally as a result of more favorable manufacturing costs.

Cost of net revenues for the three months ended March 31, 2012 included a net increase in the reserve for excess and obsolete inventory of $0.4 million, or approximately 1% of net revenues. For the three months ended March 31, 2011, there was no increase in the reserve for excess and obsolete inventory.

Research and Development Expenses

	Three Months Ended March 31,
	2012	2011	% Change
Research and development	$15,471	$13,149	18%
% of net revenues	26%	18%

Research and development expenses increased by $2.3 million, or 18%, to $15.5 million during the three months ended March 31, 2012 from $13.1 million during the same period in 2011. This $2.3 million increase was primarily due to increased personnel costs of $1.0 million (of which $0.2 million was due to stock-based compensation) which was primarily attributable to the 9% increase in the number of employees engaged in research and development activities during the three months ended March 31, 2012 compared to the same period in 2011. The remaining increase in research and development expenses was related to an overall increase in development tool costs, supply costs and outside service costs of approximately $0.8 million, as well as an increase in depreciation and overhead allocations of approximately $0.5 million, which resulted from a general increase in research and development activities during the three months ended March 31, 2012 as compared to the same period in 2011.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2012	2011	% Change
Sales and marketing	$5,045	$4,820	5%
% of net revenues	9%	7%

Sales and marketing expenses increased by approximately $0.2 million, or 5%, to $5.0 million during the three months ended March 31, 2012 from $4.8 million during the same period in 2011. This increase was primarily attributable to increased personnel costs of $0.2 million which was primarily attributable to the 5% increase in the number of employees engaged in sales and marketing activities during the three months ended March 31, 2012 as compared to the same period in 2011.

General and Administrative Expenses

	Three Months Ended March 31,
	2012	2011	% Change
General and administrative	$5,290	$3,689	43%
% of net revenues	9%	5%

General and administrative expenses increased by approximately $1.6 million, or 43%, to $5.3 million during the three months ended March 31, 2012 from $3.7 million during the same period in 2011. This increase was primarily driven by an increase of $1.5 million of transaction related costs associated with the acquisition of Trident’s STB business. The remaining increase was due to an increase in personnel costs of $0.1 million during the three months ended March 31, 2012 as compared to the same period in 2011.

Loss related to equity method investment

During the three months ended March 31, 2012, we recorded an expense of $0.8 million related to our investment in a privately held entity which is accounted for under the equity method of accounting. Under the equity method of accounting, the change in the carrying value of our investment in the privately held entity is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). The change in the value of the investment is comprised of our proportionate share of the private company’s losses plus a charge relating to the amortization of the intangible asset associated with the premium paid on our investment.

Other Income, net

Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was approximately $0.3 million during the three months ended March 31, 2012 compared to $0.2 million during the same period in 2011. This increase was primarily due to the increase in interest income of approximately $0.1 million as a result of an increase in our cash and marketable securities balances during the three months ended March 31, 2012 as compared to the same period in 2011.

Income Taxes

Income tax expense for the three months ended March 31, 2012 and March 31, 2011 was $3.0 million and $6.3 million, or approximately 43% and 35% of pre-tax income, respectively. The effective tax rate for the three months ended March 31, 2012 was comprised of federal expense at statutory rates plus an increase in our tax rate of 7% due to the impact of certain permanent items and an increase in our tax rate of approximately 1% due to the reserves for uncertain tax positions. The effective tax rate for the three months ended March 31, 2011 was comprised of federal and state expense at statutory rates less research and development credits which resulted in a 1.5% benefit, offset by an increase in our tax rate of 1.5% due to the impact of certain permanent items. Our net state income tax rate was less than 0.1% for the three months ended March 31, 2012 and March 31, 2011, respectively, due to the impact of the California single sales factor election to calculate our tax liability. Due to the expected utilization of the remainder of our net operating loss carryforwards and research and development credits that offset our taxes payable, our current income tax expense in 2012 is significantly higher than our actual cash tax liability.

Liquidity and Capital Resources

As of March 31, 2012 and December 31, 2011, we had cash, cash equivalents and marketable securities of $234.4 million and $216.5 million, respectively. At March 31, 2012 and December 31, 2011, we had approximately $2.0 million and $1.7 million of cash, respectively, which was held outside of the United States. The cash held outside the United States was needed to meet local working capital requirements for our foreign subsidiaries and is considered permanently reinvested in the applicable foreign subsidiary.

In April 2011, our $5.0 million revolving credit line with Silicon Valley Bank expired and was not renewed.

The following table shows our cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$17,771	$11,654
Net cash provided by (used in) investing activities	67,289	(75,106)
Net cash provided by financing activities	1,363	736
Net effect of exchange rates on cash	(1)	21

Net increase (decrease) in cash and cash equivalents	$86,422	$(62,695)

Cash Flows from Operating Activities

Net cash provided by operating activities was $17.8 million for the three months ended March 31, 2012. Sources of cash provided by operating activities included cash generated from net income of $3.9 million, which included non-cash charges of $3.1 million in stock compensation expenses, depreciation and amortization expense of $1.2 million, amortization of premiums on marketable securities of $1.0 million, loss related to equity method investment of $0.8 million and a reserve for excess and obsolete inventory of $0.4 million, offset by $0.5 million of excess tax benefits from share-based payment arrangements. Cash generated from working capital changes were approximately $7.8 million, which included a decrease of $2.5 million in prepaid expenses and other current assets, an increase in our accounts payable balance of $2.4 million due to the timing of payments for inventory purchases, an increase in accrued payroll and benefit expenses of approximately $1.6 million, an increase in accrued expenses and other liabilities of approximately $1.0 million, a decrease in long-term assets of $0.6 million and a decrease in our accounts receivable balance of $0.1 million. These working capital sources of cash were partially offset by working capital uses of cash including an increase in our inventory balances of $0.3 million as we increased our inventory levels on our DBS products during the first three months of 2012.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $67.3 million for the three months ended March 31, 2012 due to sales and maturities of available-for-sale securities of $72.1 million.These investing activity proceeds of cash were partially offset by purchases of available-for-sale securities of $4.2 million and purchases of property and equipment of $0.6 million.

Net cash used in investing activities was $75.1 million for the three months ended March 31, 2011 due to purchases of available-for-sale securities of $73.8 million and purchases of property and equipment of $1.3 million, primarily consisting of research and development equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2012, due to proceeds from the issuance of common stock in connection with stock option exercises of $0.9 million and $0.5 million of excess tax benefits from share-based payment arrangements.

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2011, due to proceeds from the issuance of common stock in connection with stock option exercises.

We believe that our cash, cash equivalents and investments of $234.4 million as of March 31, 2012, will be sufficient to fund our projected operating requirements for at least the next 12 months.

We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies.

As a result of the Trident acquisition in the second quarter of 2012, we will utilize a significant amount of our cash and investments to fund the $74 million purchase price and working capital items in addition to the operating expenses associated with the STB Business.

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

In connection with our acquisition of the STB business from Trident, we are required to file certain historical financial information for the STB business pursuant to the Securities Exchange Act of 1934, as amended, portions of which are unavailable to us or Trident. Our inability to file such historical financial information will, for a specified period of time, prevent us from utilizing a Registration Statement on Form S-3 to register our securities. As a result, beginning June 28, 2012 through at least our filing of our Annual Report on Form 10-K for the year ended December 31, 2012, our ability to obtain financing will be made more difficult as a result of our inability to register our securities using a Registration Statement on Form S-3.

Indemnities

In the ordinary course of business, we have entered into agreements that include indemnity provisions with certain customers. Based on historical experience and information known as of March 31, 2012, we have not recorded any indemnity obligations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard”, or IFRS. This update amends Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. We have adopted ASU 2011-04 effective January 1, 2012 and the application of this guidance did not have a a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have adopted this guidance effective January 1, 2012 and we believe the adoption of ASU 2011-05 concerns presentation and disclosure only and does not have an impact on our consolidated financial position or results of operations.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. The fair value of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values. At March 31, 2012, we had $234.4 million in cash, cash equivalents and investments, all of which were stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of the $106.6 million of cash and cash equivalents held as of March 31, 2012, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the fair value of the $127.6 million of our investments by approximately $0.9 million.

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

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have had net operating losses for most of the time we have been in existence, had an accumulated deficit of $146.7 million as of March 31, 2012 and only became profitable on an annual basis for the first time in 2010, and we are unable to predict whether we will remain profitable.*

We were incorporated in 2001, did not commence shipping production quantities of our home networking products until December 2004 and only became profitable on an annual basis for the first time in 2010. Consequently, any predictions about future performance may not be as accurate as they could be if we had a longer history of successfully commercializing our home networking solutions and profitable operations. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.

For the years ended December 31, 2011 and 2010, we generated net income of $26.6 million and $64.7 million, respectively, and for the year ended December 31, 2009, we incurred a net loss of $13.2 million. Although we have been profitable on an annual basis since 2010, we have incurred substantial net losses since our inception and, as of March 31, 2012, we had an accumulated deficit of $146.7 million. Despite our recent profitability, we may incur operating losses in the future as we continue to make significant expenditures related to the development of our products and the expansion of our business, including in connection with our recent acquisition of certain assets used in or related to the set-top box business, or STB business, of Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident. Prior to our acquisition, the STB business of Trident was not profitable and unless or until we are able to make the STB business profitable, it will negatively impact overall profitability going forward. In addition, the costs associated with integrating the STB business into our existing operations could impair our financial condition and results of operations.

Our ability to sustain profitability depends on the extent to which we can maintain or increase revenue and control our costs in order to, among other things, counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures, or unforeseen difficulties or costs associated with the integration of acquired assets or businesses, including the STB business. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, we are unable to predict the extent of our profitability or future losses. If we are unable to achieve adequate growth, we may not sustain profitability.

Our recently completed acquisition of the STB business from Trident may not provide the anticipated benefits when and to the extent we expect, which could negatively impact our business and harm our financial position.*

On April 12, 2012, we completed our acquisition of the STB business from Trident. While we anticipate numerous benefits and synergies from this acquisition, our ability to achieve such benefits in a timely and cost-efficient manner is dependent on our ability to manage the risks associated with this acquisition. We are just beginning to integrate the STB business into our existing operations and expect to encounter numerous challenges and risks in connection with this integration, including:

•

the necessity of investing substantially more time and financial resources in the growth and development of the STB business, or in integrating the STB business with our existing operations, than presently anticipated, resulting in increased costs and demands on management and time which could otherwise be devoted to more profitable activities;

•

our ability to integrate, on a timely and cost efficient basis, the STB business, which is larger, more geographically dispersed and substantially more complex than our existing business, including the addition of approximately 355 global employees to our headcount (nearly doubling the size of our headcount);

•	difficulty dealing with tax, employment, logistics, and other related issues resulting from our expanded international operations;

•

the ability of our existing systems, infrastructure and personnel to accommodate a rapid and orderly integration of the STB business into our existing operations, including the need to establish uniform standards, controls, procedures and policies (including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002) across our existing business and the newly acquired STB business;

•	our lack of expertise with respect to the STB business and with maintaining and improving upon the quality of products and services that Trident historically provided;

•	the potential need to record accounting charges for restructuring and related expenses, impairment of goodwill and amortization of intangible assets in the future;

•	difficulties in combining corporate cultures;

•	issues with maintaining and improving relationships with present and potential customers of the STB business, and distributors and suppliers of Trident;

•	reliance on key persons still employed by Trident for critical transition services and the risk that Trident will not be able to retain such employees throughout the transition period; and

•	the dependence of the STB business on a limited number of suppliers and customers, including reliance on NXP B.V. for the manufacture of STB products.

In addition, at the time of our acquisition of the STB business, Trident was seeking protection under the United States bankruptcy laws and as a result, the benefits and potential value of the STB business are difficult to ascertain. As a result of these difficulties and risks, we may not accomplish the integration of the STB business smoothly, successfully or within our budgetary expectations and anticipated timetable. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do and our business may be negatively impacted and our financial condition may be harmed.

Moreover, in connection with our acquisition of the STB business from Trident, we are required to file certain historical financial information for the STB business pursuant to the Securities Exchange Act of 1934, as amended, portions of which are unavailable to us or Trident. Our inability to file such historical financial information will, for a specified period of time, prevent us from utilizing a Registration Statement on Form S-3 to register our securities. As a result, beginning June 28, 2012 through at least our filing of our Annual Report on Form 10-K for the year ended December 31, 2012, our ability to obtain financing will be made more difficult as a result of our inability to register our securities using a Registration Statement on Form S-3.

We face intense competition and expect competition to increase in the future, with many of our competitors being larger, more established and better capitalized than we are.*

The markets for our products are extremely competitive and have been characterized by rapid technological change, evolving industry standards, rapid changes in customer requirements, short product life cycles and frequent introduction of next generation and new products, as well as competing technologies. This competition could make it more difficult for us to sell our products and result in increased pricing pressure, reduced gross profit as a percentage of revenues or gross margins, increased sales and marketing expenses and failure to increase or the loss of market share or expected market share. Semiconductor products in particular have a history of declining prices driven by customer insistence on lower prices as the cost of production is reduced and as demand falls when competitive products or newer, more advanced, products are introduced. If market prices decrease faster than product costs, our gross margins and operating margins would be adversely affected.

Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we currently face, or in the future expect to face, competition from companies such as Broadcom Corporation, or Broadcom, STMicroelectronics N.V., or STMicro, Sigma Designs, Inc., Cisco Systems, Inc., Intel Corporation, Marvell Technology Group Ltd., MaxLinear, Inc., or MaxLinear, Qualcomm Incorporated, Lantiq Deutschland GmbH and Vixs Systems, Inc., in the sale of MoCA compliant chipsets and technology, and from companies such as Broadcom, NXP Semiconductors N.V., PLX Technology, Inc., MaxLinear and STMicro, in the sale of direct broadcast satellite outdoor unit products and from companies such as Broadcom, STMicro, MediaTek Inc., MStar Semiconductor, Inc. and Sigma Designs, Inc. in the sale of STB system-on-a-chip, or SoCs, and other STB products. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge and could acquire significant market share. Further, our current and potential competitors may also enter into licensing arrangements with third parties with respect to MoCA chipsets or technology on licensing terms that are more favorable than the licensing terms that we would be able to offer through the direct licensing of our MoCA chipsets and technology to such third parties. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop products or technologies that cause our products and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.

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

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*

We derive a substantial portion of our revenues from a limited number of customers. For example, for the year ended December 31, 2011, Wistron and Motorola accounted for 25% and 17% of our net revenues, respectively; for the year ended December 31, 2010, Wistron and Motorola accounted for 21% and 17% of our net revenues, respectively; and for the year ended December 31, 2009, Actiontec and Motorola accounted for 16% and 27% of our net revenues, respectively. More recently, during the three months ended March 31, 2012, Wistron, Motorola and Foxconn accounted for approximately 22%, 18% and 12% of our net revenues, respectively. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to sell our products to existing and other large customers.

Further, we depend on a limited number of service providers that purchase products from our customers which incorporate our home networking or digital broadcast satellite outdoor unit solutions. If these service providers, or other service providers that elect to use our products, reduce or eliminate purchases of our customers’ products which incorporate our products, this would significantly reduce our revenues and adversely affect our operating results. In addition, any sudden or unexpected slowdown in deployments by service providers that incorporate our products may lead to an inventory buildup by our customers who may, in turn, postpone taking delivery of our products or wait to clear their existing inventory before ordering more products from us, which, in turn, may adversely affect our results. Our operating results for the foreseeable future will continue to depend on a limited number of service providers’ demand for products which incorporate our products.

We may have conflicts with our customers, including customers we have acquired as part of the STB business acquisition from Trident, or the service providers that purchase products from our customers that incorporate our products. Any such conflict could result in events that have a negative impact on our business, including:

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

If the market for HD video and other multimedia content delivery solutions does not continue to develop as we anticipate, our revenues may decline or fail to grow, which would adversely affect our operating results.*

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our revenues from sales of our home networking products based on the MoCA standard. The market for multimedia content delivery solutions based on the MoCA standard is relatively new, still evolving and difficult to predict. Currently, the growth of the MoCA-based multimedia content delivery market and the success of our business are largely driven by the adoption and deployment of existing and future generations of the technology by service providers, ODMs and OEMs and, to a lesser extent, by consumer adoption of such technology which is dependent on upgrades from standard definition television services to high-definition television services, or HD services, and on the availability of over-the-top, or OTT, services that directly deliver Internet video content into the home. It is difficult to predict whether the MoCA standard will continue to achieve and sustain high levels of demand and market acceptance by service providers or consumers, the rate at which consumers will upgrade to HD services, whether the availability of OTT services will continue to grow or whether consumers beyond the early technology adopters will embrace OTT services in increasing numbers, if at all.

Many of these same market dynamics apply to advanced set-top box SoCs which we acquired when we purchased the STB business of Trident. For example, some of our newly acquired advanced STB products use Google’s Android operating system, which allows third party applications and other advanced features to be deployed by service providers. The market for such advanced set-top box features is relatively new, still evolving and difficult to predict. The future success of our set-top box product line may depend on the adoption and deployment of advanced STB features by service providers and the availability of OTT services that deliver Internet video content into the home. As with our MoCA products, it is difficult to predict the levels of demand and market acceptance of advanced STB products, and therefore, if may be difficult to predict future revenues and our investment return from STB products that offer advanced features.

With regard to our home-networking products, some service providers, ODMs and OEMs have adopted, and others may adopt, multimedia content delivery solutions that rely on technologies other than the MoCA standard or may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, MoCA-based solutions. The alternative technology solutions, which compete with MoCA-based solutions, include DOCSIS, versions of DSL, Ethernet, HomePNA, HomePlug AV, Broadband over Power Line, HiNOC, Wi-Fi and WiMAX. It is critical to our success that additional service providers, including telecommunications carriers, digital broadcast satellite service providers and cable operators, adopt the MoCA standard for home networking and deploy MoCA solutions to their customers. If the market for MoCA-based solutions does not continue to develop or develops more slowly than we expect, or if we make errors in predicting adoption and deployment rates for these solutions, our revenues may be significantly adversely affected. Our operating results may also be adversely affected by any delays in consumer upgrade to HD services, delays in consumer adoption of OTT services, or if the market for OTT services develops more slowly than we expect.

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

•	changes in demand for our products or those offered by service providers and our customers;

•	the timing and amount of orders, especially from significant service providers and customers;

•	the seasonal nature of the sales of products that incorporate our products by certain service providers which may affect the timing of orders for our products;

•	the level and timing of capital spending of service providers, both in the United States and in international markets;

•	competitive market conditions, including pricing actions by us or our competitors;

•	adverse market perception of MoCA-compliant products;

•	any delay in the development, certification or adoption associated with new MoCA standards (e.g., MoCA 2.0) by the alliance, OEMs or service providers;

•	our unpredictable and lengthy sales cycles;

•	the mix of products and product configurations sold;

•	our ability to successfully define, design and release new products on a timely basis that meet customers’ or service providers’ needs;

•	costs related to acquisitions of complementary products, technologies or businesses, including costs associated with our recent acquisition of the STB business of Trident;

•	uncertainty regarding the anticipated benefits and synergies of the STB business with our existing operations;

•	new product introductions and enhancements, or the market anticipation of new products and enhancements, by us or our competitors;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and the effect of our use of inventory “hubbing” arrangements;

•	unexpected changes in our operating expenses;

•	general economic conditions (including the recent industry and economic downturn) and political conditions in the countries where we operate or our products are sold or used;

•	our ability to attain and maintain production volumes and quality levels for our products, including adequate allocation of wafer, assembly and test capacity for our products by our subcontractors;

•	our customers’ ability to obtain other components needed to manufacture their products;

•	the cost and availability of components and raw materials used in our products, including, without limitation, the price of gold and copper;

•	changes in manufacturing costs, including wafer, test and assembly costs, manufacturing yields and product quality and reliability;

•	our inability to obtain continuous cost reductions from wafer, assembly and test vendors;

•	productivity of our sales and marketing force;

•	our inability to reduce operating expenses in a particular quarter if revenues for that quarter fall below expectations;

•	future accounting pronouncements and changes in accounting policies;

•	disputes between content owners and service providers that result in the delay or elimination of the mass production and sale of products using our technology;

•	costs associated with litigation; and

•	changes in domestic and international regulatory environments.

Unfavorable changes in any of the above factors, many of which are beyond our control, could significantly harm our business and results of operations. You should not rely on the results of prior periods as an indication of our future performance.

Adverse U.S. and international economic conditions have affected and may continue to adversely affect our revenues, margins and profitability.*

Since September 2008, the credit markets and the financial services industry in the United States and Europe have been experiencing a period of unprecedented turmoil and upheaval. These conditions, together with the slow and fragile recovery facing the broader economy and, in particular, the semiconductor and communications industries, have adversely affected, and may continue to adversely affect, our business as service providers cut back or delay deployments that include our products and to the extent that consumers decrease their discretionary spending for enhanced video offerings from service providers, which may in turn lead to cautious or reduced spending by service providers and, in turn, may lead to a decrease in orders for our products, thereby adversely affecting our operating results. Our operating results may also be adversely affected if the State of California adopts laws to suspend net operating loss deductions as it has done in the past in response to the sharp decrease in tax revenue collections caused by the current adverse economic conditions.

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

The market for our broadband access products is limited and these products may not be widely adopted.*

Our broadband access products are designed to meet broadband access requirements in areas characterized by fiber optic network deployments that terminate within one kilometer of customer premises. We believe the primary geographic markets for our broadband access products are currently in China and in parts of Europe where there are many multi-dwelling units and fiber optic networks that extend to or near a customer premises. We do not expect to generate significant revenues from sales of our broadband access products in North America, which is generally characterized by low-density housing, or in developing nations which do not generally have extensive fiber optic networks. To the extent our efforts to sell our broadband access products into currently targeted markets are unsuccessful, the demand for these products may not develop as anticipated or may decline, either of which could adversely affect our future revenues. Moreover, these markets have a large number of service providers and varying regulatory standards, both of which may delay any widespread adoption of our products and increase the time during which competing technologies could be introduced and displace our products.

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

We have and in the future intend to continue to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this expansion and growth, or if our business does not continue to grow as we expect, we may not be able to realize a return on the resources we devote to expansion.*

We recently added approximately 365 new employees to our employee headcount as a result of our acquisition of the STB business from Trident. We anticipate that we will continue to expand our infrastructure and grow our headcount to accommodate changes in our research and development strategy and achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of our product deployments. This rapid growth will place a strain on our administrative and operational infrastructure. Our success in managing our growth will be dependent upon our ability to:

•	enhance our operational, financial and management controls, reporting systems and procedures;

•	expand our facilities and equipment and develop new sources of supply for the manufacture, assembly and testing of our semiconductor products when and as needed and on commercially reasonable terms;

•	successfully hire, train, motivate and productively deploy additional employees, including technical personnel; and

•	expand our international resources.

Our inability to address effectively any of these factors, alone or in combination with others, could harm our ability to execute our business strategy.

Further, our acquisition of the STB business from Trident increased our international footprint and opened up new markets in which we had not previously operated. We intend to continue to grow our business geographically and also to develop new product offerings and pursue new customers. If we fail to timely or efficiently expand operational and financial systems in connection with such growth or if we fail to implement or maintain effective internal controls and procedures, resulting operating inefficiencies could increase costs and expenses more than we planned and might cause us to lose the ability to take advantage of market opportunities, enhance existing products, develop new products, satisfy customer requirements, respond to competitive pressures, control our inventory or otherwise execute our business plan. Failure to implement or maintain such controls and procedures could also impact our ability to produce timely and accurate financial statements. Additionally, if we increase our operating expenses in anticipation of the growth of our business and such growth does not meet our expectations, our financial results likely would be negatively impacted.

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

We are currently in the process of developing an integrated chip that combines our MoCA functionality with a third party’s independently developed transcoding technology. We lack experience in developing a highly integrated chip of this nature, and therefore may encounter unexpected engineering challenges and difficulties. This integrated chip, which is being jointly developed with Zenverge, Inc., or Zenverge, will be significantly more complex than other chips that we have developed in the past. Consequently, it might take longer and cost more to develop than we currently anticipate. In addition, given the complexity of this integrated chip and its related software, we may not be successful in addressing quality and reliability issues, which could result in a final product that is less reliable than other chips we have developed. If this occurs, or if other customer requirements or program objectives are not met, the integrated chip may not achieve widespread market acceptance and our sales may not meet our expectations or be sufficient to provide us with an adequate return on our investment. There can be no assurances that our joint development arrangement with Zenverge will be successful or that the resulting integrated chip will be cost-competitive or include all of the functionality required by our customers, or released to production on time.

Any acquisition, strategic relationship, joint venture or investment could disrupt our business and harm our financial condition.*

We will continue to actively pursue acquisitions, strategic relationships, joint ventures, collaborations and investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into adjacent markets, or broaden our technology and intellectual property.

Such transactions, including our recently completed acquisition of the STB business from Trident, are often complex, time consuming and expensive, and may present numerous challenges and risks including:

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

•	our inability to liquidate an investment in a privately held company when we believe it is prudent to do so which results in a significant reduction in value or loss of our entire investment;

•	difficulties entering and competing in new product categories or geographic markets and increased competition, including price competition;

•	significant problems or liabilities, including increased intellectual property and employment related litigation exposure, associated with acquired businesses, assets or technologies;

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

We may not realize the anticipated financial and strategic benefits from the businesses we have acquired or be able to successfully integrate such businesses with ours.*

We will need to overcome challenges, some of which may be significant, in order to realize the benefits or synergies from the acquisitions we have completed to date and any acquisitions that we may complete from time to time in the future, including our recently completed acquisition of the STB business of Trident. These challenges include the following:

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

The inability to integrate successfully any businesses we acquire, or any significant delay in achieving integration, could delay introduction of new products and require expenditure of additional resources to achieve integration. For example, although we recorded significant amounts of goodwill and other intangible assets in connection with the acquisitions we completed in 2007 and 2008, as a result of the industry and macro-economic turmoil that began in mid-2008 and its effects on our market value and business outlook, we had to reduce the carrying amount of all of these long-lived assets and, as of March 31, 2012, we had recorded an aggregate impairment charge of $113.4 million against our goodwill and intangible assets carrying value related to these acquisitions.

Investors should not rely on attempts to combine our historical financial results with those of any of our acquired businesses as separate operating entities to predict our future results of operations as a combined entity.

The STB business is dependent on NXP B.V. as its sole source manufacturer of SoCs and other products and we may face significant hurdles to decrease this dependence moving forward.*

The STB business is dependent on on NXP B.V., or NXP, as its sole source manufacturer of SoCs and other products. Our reliance on NXP involves several risks, including the indirect risk we bear to the business condition of NXP and its ability to meet our manufacturing needs on economically reasonable terms. If our arrangement with NXP is terminated, modified in an unforeseen way or if our relationship with NXP were to deteriorate for any reason such that we were required to find an alternative manufacturer, we may sustain lost revenues, increased costs and damage to our customer relationships.

Our current plan is to mitigate this risk by reducing our dependence on NXP through the identification and qualification of additional manufacturers. We will likely incur significant time and expense in identifying and qualifying alternative manufacturers and products manufactured by such suppliers will, in turn, need to be qualified by our customers. The lead time required to establish a relationship with a new manufacturer is long, and it takes time to adapt a product’s design and technological requirements to a particular manufacturer’s processes. We may experience bugs and defects as we work through this process, which could result in delayed or decreased revenue and harm to our reputation and our relationship with our customers.

The average selling prices of our products have historically decreased over time and will likely do so in the future, which may reduce our revenues and gross margin.*

Our products and products sold by other companies in our industry have historically experienced a decrease in average selling prices over time. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions from our competitors. For example, we expect that other chipset manufacturers who are members of MoCA will produce competing chipsets and create pricing pressure for such products. Broadcom’s announcements about the availability of competing discrete MoCA chipsets and integrated MoCA SoCs in certain applications will put further pressure on pricing. Our future operating results may be harmed due to the decrease of our average selling prices. To maintain our current gross margins or increase our gross margins in the future, we must develop and introduce on a timely basis new products and product enhancements, continually reduce our product costs and manage product transitions in a timely and cost-effective manner. Our failure to do so would likely cause our revenues and gross margins to decline, which could have a material adverse effect on our operating results and cause the value of our common stock to decline.

Fluctuations in the mix of products we sell may adversely affect our financial results.

Because of differences in selling prices and manufacturing costs among our products, the mix and types of products sold affect the average selling price of our products and have a substantial impact on our revenues and profit margins. To the extent our sales mix shifts toward increased sales of our relatively lower-margin products, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our products sold may also affect the extent to which we are able to recover our costs and expenditures associated with a particular product, and as a result, can negatively impact our financial results.

Our product development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*

Our product development efforts require substantial research and development expense. Our research and development expense was $15.5 million and $13.1 million for the three months ended March 31, 2012 and 2011, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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

Our products typically have lengthy sales cycles, which may cause our operating results to fluctuate, and a service provider, ODM or OEM customer may decide to cancel or change its service or product plans, which could cause us to lose anticipated sales and expected revenue.*

Our products typically have lengthy sales cycles. A service provider must first evaluate our products. This initial evaluation period can vary considerably based on the service provider and product being evaluated, and could take a significant amount of time to complete. Products incorporating new technologies generally require longer periods for evaluation. After this initial evaluation period, if a service provider decides to adopt our products, that service provider and the applicable ODM or OEM customers will need to further test and evaluate our products prior to completing the design of the equipment that will incorporate our products. Additional time is needed to begin volume production of equipment that incorporates our products. Due to these lengthy sales cycles, we may experience significant delays from the time we incur research and development and sales expenses until the time, if ever, that we generate sales and revenue from these products. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel or change its product plans. From time to time, we have experienced changes, delays and cancellations in the purchase plans of our customers. A cancellation or change in plans by a service provider, ODM or OEM customer could prevent us from realizing anticipated sales and the associated revenue. In addition, our anticipated sales could be lost or substantially reduced if a significant service provider, ODM or OEM customer reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products. We may invest significant time and effort in marketing to a particular customer that does not ultimately result in a sale to that customer. As a result of these lengthy and uncertain sales cycles for our products, it is difficult for us to predict if or when our customers may purchase products in volume from us, and our operating results may vary significantly from quarter to quarter, which may negatively affect our operating results for any given quarter.

If we do not achieve additional design wins in the future or if we do not complete our design-in activities before a customer’s design window closes, we could adversely affect our future sales and revenues and harm our customer relationships.*

To achieve design wins with OEM customers and ODMs, we must define and deliver cost-effective, innovative and high performance products on a timely basis, before our competitors do so. In addition, the timing of our design-in activities with key customers and prospective customers may not align with their open design windows, which may or may not be known to us, making design win predictions more difficult. If we miss a particular customer’s design window, we may be forced to wait an entire year or even longer for the next opportunity to compete for the customer’s next design. The loss of a particular design opportunity could eliminate or substantially delay revenues from certain target customers and markets, which could have a material adverse effect on our results of operations and future prospects as well as our customer relationships.

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

We do not have long-term commitments from our customers and our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand for our products accurately, we may incur product shortages, delays in product shipments or excess or insufficient product inventory.*

We sell our products to customers who integrate them into their products. We do not obtain firm, long-term purchase commitments from our customers. We have limited visibility as to the volume of our products that our customers are selling or carrying in their inventory. In addition, certain service providers are affected by seasonality in their deployment of products that incorporate our products, which may in turn impact the timing of our sales. Because production lead times often exceed the amount of time required to fulfill orders, we often must build inventory in advance of orders, relying on an imperfect demand forecast to project volumes and product mix. Further, because we acquired the STB business of Trident out of bankruptcy proceedings, Trident’s customers may have switched to alternative suppliers to meet their needs and we may be unable to secure such customers’ business in the future, which could result in lost sales and revenues which we otherwise would have received had Trident’s business not deteriorated prior to the closing of our acquisition of the STB business. In addition, we may incur costs in building a relationship or improving upon existing relationships with these customers which could affect our profit margins and results of operations, with no guarantee of any commitment in return.

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

Our ability to accurately predict revenues and inventory needs, and to effectively manage inventory levels, may be adversely impacted due to our use of inventory “hubbing” arrangements.*

We are party to an inventory “hubbing” arrangement with Motorola and we may enter into similar arrangements with other customers (including customers of the recently acquired STB business) in the future. Pursuant to these arrangements, we ship our products to a designated third-party warehouse, or hub, rather than shipping them directly to the customer. The products generally remain in the hub until the customer removes them for incorporation into its own products. In the absence of any hubbing arrangement, we generally recognize revenues on sales of our products upon shipment of those products to the buyer. Under our hubbing arrangement with Motorola, however, we maintain ownership of our products in the hub, and therefore do not recognize the related revenue until the date Motorola removes them from the hub. As a result, our ability to accurately predict future revenues recognized from sales to Motorola or any other customers with which we implement hubbing arrangements may be impaired, and we may experience significant fluctuations in our quarterly operating results depending on when Motorola or any such other customers remove our products from the hub, which they may do with little or no lead time. In the short term, we may experience an increase in operating expenses as we build and ship inventory to the hub and will not recognize revenues from sales of this inventory, if at all, until Motorola or any such other customers remove it from the hub at a later time. Furthermore, because we continue to own but do not maintain control over our products after they are shipped to the hub, our ability to effectively manage inventory levels may be impaired as our shipments under the hubbing arrangement increase and we may be exposed to additional risk that the inventory in the hub becomes obsolete before sales are recognized.

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

We depend on a limited number of third parties to manufacture, assemble and test our products which reduces our control over key aspects of our products and their availability.*

We do not own or operate a manufacturing, assembly or test facility for our products. Rather, we outsource the manufacture, assembly and testing of our products to third-party subcontractors including Taiwan Semiconductor Manufacturing Company, Ltd., or TSMC, Jazz Semiconductor, Inc. (a wholly owned subsidiary of Tower Semiconductor, Inc), or TowerJazz, Amkor Technologies, Inc. and Giga Solution Tech. Co., Ltd. Further, the STB business recently acquired from Trident is dependent on NXP as its sole source manufacturer of STB products. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality products on time. Our reliance on sole or limited suppliers involves several risks, including susceptibility to increased manufacturing costs if competition for foundry capacity intensifies and reduced control over the following:

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

The use of our products also entails the risk of product liability claims. Such claims may require us to incur additional development and remediation costs, pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation which may divert our technical and other resources from product development efforts and divert our management’s time and other resources. Any limitation of liability provisions in our standard terms and conditions of sale may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel and hire additional qualified personnel, our ability to develop and successfully market our products could be harmed.*

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. There is significant competition for qualified personnel in the markets in which we compete and in the geographical locations in which we operate. We do not have employment agreements with most of our executive or key employees and the unexpected loss of any key employees, including Patrick Henry, our president and chief executive officer, other members of our senior management or our senior engineering personnel, or an inability to attract additional qualified personnel, including engineers and sales and marketing personnel, could delay the development, introduction and sale of our products and our ability to execute our business strategy may suffer. Further, our integration of the STB business into our existing operations is substantially reliant on certain key employees of Trident who are providing transition services to us and our ability to achieve the anticipated benefits from the transaction may be dependent on Trident’s ability to retain such employees during the transition period. In addition, in the event that there is a loss of any of our or Trident’s key personnel, there is a potential for loss of important knowledge that may delay or negatively impact development or sale of our products and our ability to execute on our business strategy. We do not currently have any key person life insurance covering any executive officer or employee.

Increasingly stringent environmental laws, rules and regulations could adversely affect our ability to cost-effectively produce our products and if we fail to comply with environmental regulatory requirements, our operating results could be adversely affected.*

The electronics industry has been subject to increasing environmental regulations. At the same time, we face increasing complexity in our product design and procurement operations as we adjust to requirements relating to the materials composition of many of our products. The European Union has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the European Union, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, directive that restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006, and many other countries, including China, Taiwan and Korea, where the majority of our products are manufactured and packaged and sold, have also adopted similar directives banning or limiting the use of specified substances in products introduced into their domestic markets. We have incurred costs in connection with our compliance with these environmental laws and regulations, such as costs related to eliminating lead from our semiconductor product packaging. Other environmental regulations may be enacted in the future, including in the United States, that require us to re-engineer or redesign our products and processes to utilize components that are compatible with these regulations. and this re-engineering and redesign may result in additional costs to us or disrupt our operations or logistics. If we or the third-party manufacturers of our products are unable to meet future environmental regulations in a timely and cost-effective manner, it could have a material adverse effect on our business, results of operations and financial condition.

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

The acquisition of the STB business of Trident greatly expands the size of our patent portfolio and our ability to manage this growth could have significant affects on our business.*

Upon closing the Trident acquisition, the number of issued and granted patents under our control increased from 161 to 1,460, an increase of 907%. In addition, the number of pending applications under our control increased from 232 to 680, an increase of 293%. The risks associated with managing what is now a complex portfolio of patents are significant. Our ability to manage these risks, including increased costs related to patent prosecution, maintenance costs and potential legal costs in protecting, defending and enforcing our rights under these patents may consume more resources than we are accustomed to, and could negatively impact our business. There is no guarantee that the patents we have acquired are sufficient to provide meaningful protection. If we are unsuccessful in managing the expanded portfolio or if the value of the patents is less than we anticipate, we may not fully achieve the anticipated benefits of the Trident acquisition and our financial results may suffer.

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

Possible third-party claims of infringement of proprietary rights against us, our customers or the service providers that purchase products from our customers, or other intellectual property claims or disputes, could have a material adverse effect on our business, results of operations or financial condition.

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

Risks Related to International Operations

We expect a significant portion of our future revenues to come from our international customers and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised 99% of our total revenues for the three months ended March 31, 2012 and 2011, respectively. Our international presence has significantly increased as a result of our acquisition of the STB business from Trident and as a result our exposure to the risks of international business activities are likely to increase. Certain of these risks, include:

•	difficulties involved in the staffing and management of geographically dispersed operations;

•	complying with local laws and regulations, which are interpreted and enforced differently across jurisdictions and which can change significantly over time;

•	longer sales cycles in certain countries, especially on initial entry into a new geographical market;

•	greater difficulty evaluating a customer’s ability to pay, longer accounts receivable payment cycles and greater difficulty in the collection of past-due accounts;

•	general economic conditions in each country;

•	challenges associated with operating in diverse cultural and legal environments;

•	seasonal reductions in business activity specific to certain markets;

•	loss of revenue, property and equipment from expropriation, natural disasters, nationalization, war, insurrection, terrorism and other political risks;

•	foreign taxes and the overlap of different tax structures, including modifications to the U.S. tax code as a result of international trade regulations;

•	foreign technical standards;

•	compliance with the Foreign Corrupt Practices Act, as well as other anti-corruption laws;

•	changes in currency exchange rates; and

•	import and export licensing requirements, tariffs, and other trade and travel restrictions.

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

•	the sustainability of an active trading market for our common stock;

•	future sales of our common stock by our executive officers, directors and significant stockholders;

•	announcements of mergers or acquisition transactions;

•	market acceptance and understanding of our recent acquisition of the STB business of Trident;

•	announcements of technical innovations, new products or design wins by our competitors or customers;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•	changes in accounting principles.

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

Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*

As of March 31, 2012, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 14.6% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities of the Company that were sold during the three months ended March 31, 2012:

(1)	As of December 31 2011, options to purchase up to 886,826 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the three months ended March 31, 2012, none of these options were cancelled without being exercised and options to purchase 49,900 shares of common stock were exercised at a weighted average exercise price of $1.43 per share. As of March 31, 2012, options to purchase up to 836,926 shares of our common stock remained outstanding under the 2001 Plan.

(2)	As of December 31, 2011, options to purchase up to 233,814 shares of our common stock were outstanding under our RF Magic, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the three months ended March 31, 2012, none of these options were cancelled without being exercised and options to purchase 13,976 shares of common stock were exercised at a weighted average exercise price of $0.46 per share. As of March 31, 2012, options to purchase up to 219,838 shares of our common stock remained outstanding under the RF Magic Plan.

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

ENTROPIC COMMUNICATIONS, INC.

By:	/s/ David Lyle
David Lyle Duly Authorized Officer and Principal Financial Officer

Date: May 4, 2012

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1(1)	Asset Purchase Agreement, dated January 18, 2012, by and between Entropic Communications, Inc. and Trident Microsystems, Inc. and certain of its subsidiaries.

2.2(2)	Amendment to Asset Purchase Agreement, dated January 18, 2012, by and between Entropic Communications, Inc. and Trident Microsystems, Inc. and certain of its subsidiaries.

2.3(3)	Second Amendment to Asset Purchase Agreement, dated February 6, 2012, by and between Entropic Communications, Inc. and Trident Microsystems, Inc. and certain of its subsidiaries.

2.4(4)	Third Amendment to Asset Purchase Agreement, dated March 14, 2012, by and between Entropic Communications, Inc. and Trident Microsystems, Inc. and certain of its subsidiaries.

3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(6)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(7)	Form of Common Stock Certificate of the Registrant.

10.1#*	Amended and Restated Manufacturing Services Agreement, dated April 12, 2012, by and between Entropic Communications, Inc. (as successor-in-interest to Trident Microsystems (Far East) Ltd.) and NXP Semiconductors Netherlands B.V.

31.1*	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Filed herewith.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2012.

(2)	Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2012.

(3)	Incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2012.

(4)	Incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2012.

(5)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(6)	Incorporated herein by reference to Exhibit 3.2 the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.

(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.