Form 10-Q
period 2012-06-30
ENTROPIC COMMUNICATIONS INC
filed 2012-08-09
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

There were 88,345,531 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of August 6, 2012.

ENTROPIC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2012	December 31, 2011 (1)
Assets
Current assets:
Cash and cash equivalents	$22,435	$20,193
Marketable securities	92,536	91,625
Accounts receivable	41,491	25,896
Inventory	38,172	20,253
Deferred tax assets, current	14,785	13,565
Prepaid expenses and other current assets	29,692	9,927

Total current assets	239,111	181,459
Property and equipment, net	13,078	11,250
Long-term marketable securities	46,773	104,708
Intangible assets, net	43,708	—
Goodwill	4,013	—
Deferred tax assets, long-term	9,600	9,600
Other long-term assets	10,477	11,542

Total assets	$366,760	$318,559

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,683	$11,559
Accrued expenses and other current liabilities	12,683	4,078
Accrued payroll and benefits	11,727	3,835

Total current liabilities	54,093	19,472
Deferred rent	849	1,098
Other long-term liabilities	209	196
Stockholders’ equity:
Common Stock	88	87
Additional paid-in capital	458,036	448,440
Accumulated deficit	(146,572)	(150,639)
Accumulated other comprehensive income (loss)	57	(95)

Total stockholders’ equity	311,609	297,793

Total liabilities and stockholders’ equity	$366,760	$318,559

(1)	The unaudited condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$83,052	$61,473	$142,155	$132,994
Cost of net revenues	40,197	27,646	66,108	59,585

Gross profit	42,855	33,827	76,047	73,409
Operating expenses:
Research and development	25,671	14,148	41,142	27,297
Sales and marketing	6,975	4,303	12,020	9,123
General and administrative	8,584	3,515	13,874	7,204
Amortization of intangibles	715	—	715	—

Total operating expenses	41,945	21,966	67,751	43,624

Income from operations	910	11,861	8,296	29,785
Loss related to equity method investment	(905)	—	(1,737)	—
Other income, net	246	213	536	402

Income before income taxes	251	12,074	7,095	30,187
Income tax provision	78	4,318	3,029	10,576

Net income	$173	$7,756	$4,066	$19,611

Net income per share—basic	$—	$0.09	$0.05	$0.23

Net income per share—diluted	$—	$0.09	$0.05	$0.22

Weighted average number of shares used to compute net income per share—basic	87,991	86,046	87,667	85,712

Weighted average number of shares used to compute net income per share—diluted	89,484	89,290	89,428	89,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$173	$7,756	$4,066	$19,611
Other comprehensive income
Change in foreign currency translation adjustment	17	10	17	16
Available-for-sale investments:
Change in net unrealized gains, net of taxes	(66)	86	135	90

	(49)	96	152	106

Comprehensive income	$124	$7,852	$4,218	$19,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$4,066	$19,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,537	2,115
Amortization of intangible assets	2,492	—
Deferred taxes	(792)	8,844
Excess tax benefit on stock option exercises	(471)	—
Stock-based compensation	6,777	6,300
Amortization of premiums on investments	1,775	1,769
Provision for excess and obsolete inventory	357	1,021
Loss related to equity method investment	1,737	—
Changes in operating assets and liabilities:
Accounts receivable	(7,529)	(17,698)
Inventory	(11,185)	5,014
Prepaid expenses and other current assets	(10,506)	(169)
Other long-term assets	(542)	216
Accounts payable	18,115	(4,650)
Accrued expenses and other current liabilities	1,548	405
Accrued payroll and benefits	5,586	(2,125)
Deferred rent	(249)	(232)
Other long-term liabilities	13	(1)

Net cash provided by operating activities	13,729	20,420
Investing activities:
Purchases of property and equipment	(1,834)	(2,561)
Purchases of marketable securities	(43,115)	(132,445)
Sales/maturities of marketable securities	98,551	47,134
Net cash used in acquisitions	(67,895)	—

Net cash used in investing activities	(14,293)	(87,872)
Financing activities:
Net proceeds from the issuance of equity plan exercises	2,349	3,064
Excess tax benefit on stock option exercises	471	—

Net cash provided by financing activities	2,820	3,064

Net effect of exchange rates on cash	(14)	16

Net increase (decrease) in cash and cash equivalents	2,242	(64,372)
Cash and cash equivalents at beginning of period	20,193	98,100

Cash and cash equivalents at end of period	$22,435	$33,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Business

Entropic Communications, Inc. was organized under the laws of the state of Delaware on January 31, 2001. Entropic Communications is a leading fabless semiconductor company that designs, develops and markets semiconductor solutions to enable home entertainment. Our technologies change the way traditional high-definition, or HD, broadcast, streaming video, and other multimedia content such as movies, music, games and photos are brought into, distributed and processed throughout the home.

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

Revenue Recognition

Our net revenues are generated principally by sales of our semiconductor solutions products. During the three and six months ended June 30, 2012 and 2011, product net revenues represented more than 99% of our total net revenues.

Our sales primarily occur through the efforts of our direct sales force. The remainder of our sales occurs through third-party sales representatives and distributors. During the three and six months ended June 30, 2012, approximately 97% and 98%, respectively, of our sales occurred through the efforts of our direct sales force. During the three and six months ended June 30, 2011, more than 99% of our sales occurred through the efforts of our direct sales force.

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

A portion of our sales are made through distributors, agents or customers acting as agents under agreements allowing for pricing credits and/or rights of return. Product net revenues on sales made through these distributors are not recognized until the distributors ship the product to their customers.

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

We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the three and six months ended June 30, 2012 and 2011, the reduction in our revenues in connection with our rebate programs was not material.

We occasionally enter into agreements where revenue is derived from multiple deliverables including any mix of products and/or services. These products and/or services are generally delivered from approximately three months to two years after the execution date of the agreement. Revenue recognition for agreements with multiple deliverables is based on the individual units of accounting determined to exist in the agreement. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis.

For multiple deliverable agreements, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The fair value of an item is generally the price charged for the product if the item is regularly sold on a stand-alone basis.

In order to establish VSOE of selling price, we must regularly sell the product and/or service on a standalone basis with a substantial majority priced within a relatively narrow range. VSOE of selling price is usually the midpoint of that range. If there are not a sufficient number of standalone sales and VSOE of selling price cannot be determined, then we consider whether third-party evidence can be used to establish the selling price. If neither VSOE nor third-party evidence of selling price exists, we determine our best estimate of selling price using average selling prices over a rolling 12-month period as well as market conditions. If the product or service has no history of sales, we rely upon sales prices set by our pricing committee, adjusted for applicable discounts.

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

Concentration of Supplier Risk

We are dependent on NXP Semiconductors Netherlands B.V., or NXP, as our sole source manufacturer of set-top-box system-on-a-chip products and certain other products. If NXP became unable to manufacture products for us in a timely manner and we were unable to find alternative vendors, our business, operating results and financial condition could be materially adversely affected.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds. We consider all highly liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Deferred Compensation

In June 2011, we implemented a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At June 30, 2012, we had marketable securities totaling $0.2 million related to investments in equity securities that are held in a rabbi trust under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.2 million at June 30, 2012, all of which was classified as non-current liabilities. The non-current portion of the liability is recorded in the unaudited condensed consolidated balance sheets under other long-term liabilities.

Marketable Securities

We account for marketable securities by determining the appropriate classification of such securities at the time of purchase and reevaluating such classification as of each balance sheet date. As of June 30, 2012, we had classified our marketable securities of $0.2 million held under our non-qualified deferred compensation plan as trading securities. All other marketable securities were classified as available-for-sale. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the unaudited condensed consolidated statements of operations.

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

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and our historical experience. We recorded no allowance for doubtful accounts as of June 30, 2012 and December 31, 2011.

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

We have entered into a capacity agreement with one of our third-party foundry contractors in order to guarantee minimum capacity volumes on our direct broadcast satellite outdoor unit and silicon tuner products. Pursuant to the capacity agreement, we have made prepayments which will result in reduced prices paid on future inventory purchases up to a specified volume. The prepayments are being amortized into the cost of our inventory purchases based on the specified volume commitments under the terms of the capacity agreement and our estimated purchases over the period if less than the specified volume. The prepaid inventory volume commitments are assessed for impairment on a periodic basis by comparing the remaining prepaid balance to our estimate of remaining purchases. There have been no impairments to date.

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

Investment in a Privately Held Company

We account for our investment in a privately held company under the equity method of accounting since we exercise significant influence, but we do not have the elements of control that would require consolidation. The rights of the other investors are both protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investment. The investment is recorded initially at cost as an investment in a privately held company, and subsequently is adjusted for equity in net income and cash contributions and distributions. Any difference between the carrying amount of the investment on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. As of June 30, 2012, our investment in a privately held company was $7.5 million, which is included in other long-term assets on our balance sheet.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard”, or IFRS. This update amends Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. We have adopted ASU 2011-04 effective January 1, 2012 and the application of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

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

There have been no other recent accounting standards or changes in accounting standards during the six months ended June 30, 2012, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

2. Supplemental Financial Information

Marketable Securities

We have marketable securities and financial instruments that are classified as either available-for-sale or trading securities. As of June 30, 2012, our short-term investment portfolio included $0.2 million of trading securities invested in a defined set of mutual funds directed by the participants in our non-qualified deferred compensation plan. As of June 30, 2012 these securities had net unrealized gains of $5,000 and a cost basis of $0.2 million.

The following tables summarize available-for-sale investments by security type as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$4,999	$—	$—	$4,999
Corporate notes/bonds	77,336	44	(18)	77,362
U.S. Treasury and agency notes/bonds	8,934	16	—	8,950
State and municipal bonds	1,042	—	—	1,042

Total marketable securities, short-term	92,311	60	(18)	92,353

Corporate notes/bonds, long-term	41,556	30	(51)	41,535
U.S. Treasury and agency notes/bonds, long-term	4,000	—	(1)	3,999
State and municipal bonds, long-term	1,235	4	—	1,239

Total	$139,102	$94	$(70)	$139,126

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$12,084	$2	$(19)	$12,067
Corporate notes/bonds	73,453	27	(62)	73,418
U.S. Treasury and agency notes/bonds	5,966	10	—	5,976

Total marketable securities, short-term	91,503	39	(81)	91,461

Corporate notes/bonds, long-term	72,017	23	(143)	71,897
U.S. Treasury and agency notes/bonds, long-term	30,502	26	(19)	30,509
State and municipal bonds, long-term	2,301	3	(2)	2,302

Total	$196,323	$91	$(245)	$196,169

Realized gains on our available-for-sale securities for the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011 were $2,000, $0, $11,000 and $0, respectively.

The following table summarizes the contractual maturities of our available-for-sale securities (in thousands):

As of June 30,
2012
Less than one year	$92,353
Due in one to five years	46,773
Due after five years	—

$139,126

Fair Value of Financial Instruments

We determine a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability. Accounting Standards Codification, or ASC, 820 establishes a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).

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

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no assets or liabilities classified as Level 3 instruments. There were no transfers between different levels during the three and six months ended June 30, 2012.

The fair value measurements of our cash equivalents, marketable securities and non-qualified deferred compensation plan consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements as of June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$315	$315	$—	$—
Short-term investments:
Commercial paper	4,999	—	4,999	—
Corporate notes/bonds	77,362	—	77,362	—
U.S. Treasury and agency notes/bonds	8,950	—	8,950	—
State and municipal bonds	1,042	—	1,042	—
Mutual funds	183	183	—	—
Long-term investments:
Corporate notes/bonds	41,535	—	41,535	—
U.S. Treasury and agency notes/bonds	3,999	—	3,999	—
State and municipal bonds	1,239	—	1,239	—

Total assets at fair value	$139,624	$498	$139,126	$—

Liabilities:

Non-qualified deferred compensation plan	$183	$183	$—	$—

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11,036	$11,036	$—	$—
Short-term investments:
Commercial paper	12,067	—	12,067	—
Corporate notes/bonds	73,418	—	73,418	—
U.S. Treasury and agency notes/bonds	5,976	—	5,976	—
Mutual funds	163	163	—	—
Long-term investments:
Corporate notes/bonds	71,897	—	71,897	—
U.S. Treasury and agency notes/bonds	30,509	—	30,509	—
State and municipal bonds	2,302	—	2,302	—

Total assets at fair value	$207,368	$11,199	$196,169	$—

Liabilities:

Non-qualified deferred compensation plan	$163	$163	$—	$—

Nonrecurring Fair Value Measurements

We measure certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a non-monetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and six months ended June 30, 2012 and 2011, we did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Inventory

The components of inventory were as follows (in thousands):

	June 30, 2012	December 31, 2011
Work in process	$16,941	$6,499
Finished goods	21,231	13,754

Total inventory	$38,172	$20,253

Property and Equipment

Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	June 30, 2012	December 31, 2011
Office and laboratory equipment	5	$15,976	$13,940
Computer equipment	3 - 5	5,320	3,997
Furniture and fixtures	3 - 7	1,975	1,709
Leasehold improvements	Lease term	6,187	5,648
Software	1 - 3	1,771	1,648
Construction in progress		663	585

		31,892	27,527
Accumulated depreciation		(18,814)	(16,277)

Property and equipment, net		$13,078	$11,250

Depreciation and amortization expense for the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011 was $1.3 million, $1.1 million, $2.5 million and $2.1 million, respectively.

Goodwill and Intangible Assets

On April 12, 2012, we completed our acquisition of assets from Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, used in or related to Trident’s set-top box business, or STB Business, and recognized $4.0 million of goodwill in connection with the acquisition.

Intangible assets consisted of the following (in thousands):

	As of June 30, 2012
	Gross	Accumulated Amortization	Net
Developed technology	$32,400	$(1,777)	$30,623
In-process research and development	6,500	—	6,500

Total intangibles amortized to cost of net revenues	38,900	(1,777)	37,123

Customer relationships	3,900	(122)	3,778
Non-compete agreement	1,400	(154)	1,246
Customer backlog	2,000	(439)	1,561

Total intangibles amortized to operating expense	7,300	(715)	6,585

Total intangible assets	$46,200	$(2,492)	$43,708

Investment in a Privately Held Company

In September 2011, we purchased shares of convertible preferred stock in Zenverge, Inc., a privately-held, venture capital funded technology company, for a total investment cost of $10.0 million, which at the time of the investment represented a 16.3% equity interest in the company. We also entered into a strategic partnership to co-develop an integrated chip that combines our MoCA functionality with this entity’s independently developed technology. As a result of our joint development arrangement with this company and the appointment of our CEO as a member of the company’s board of directors, we have determined that the ability to exercise significant influence over the company exists and, accordingly, we have accounted for this investment following the equity method. The investment is recorded initially at cost as an investment in a privately held company and is subsequently adjusted for our equity position in net operating results and cash contributions and distributions. In addition, we record a charge relating to our proportionate ownership percentage of the premium paid for our investment in excess of our share of their net worth. The fair value of this premium consists of certain intangible asset and goodwill values as determined by a valuation calculation. These intangible assets represent the excess of the book value of the privately held company as compared to the valuation of the privately held company. For the three and six months ended June 30, 2012, the change in the carrying value of our investment was $0.9 million and $1.7 million, respectively, which is reflected as a decrease in our investment. As of June 30, 2012 and December 31, 2011, the carrying amount of our investment in a privately held company was $7.5 million and $9.2 million, respectively, which is the extent of our exposure related to our investment in this entity.

Accrued Warranty

The following table presents a rollforward of our product warranty liability, which is included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets (in thousands):

Six Months Ended June 30, 2012
Beginning balance	$15
Expirations	(6)
Accruals for warranties issued during the period	133
Change in warranty rate	(11)

Ending balance	$131

Accrued Bonuses

We maintain a discretionary management bonus plan. The potential bonus payments made under our plans are based significantly on the achievement of operational, financial and business development objectives for each calendar year. As of June 30, 2012 we believed that the achievement of our performance targets specified by the 2012 bonus plan was probable. As of June 30, 2012 our accrual for management bonuses was $2.1 million.

Deferred Compensation

We have a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At June 30, 2012, we had marketable securities totaling $0.2 million related to investments in equity securities that are held in a rabbi trust established under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.2 million at June 30, 2012, all of which was classified as a non-current liability and recorded in our unaudited condensed consolidated balance sheets under other long-term liabilities.

Purchase Commitments

We had firm purchase order commitments for the acquisition of inventory as of June 30, 2012 and December 31, 2011 of $43.0 million and $12.1 million, respectively.

Stock-Based Compensation

We have in effect equity incentive plans under which incentive stock options, non-qualified stock options and restricted stock units have been granted to employees, directors and consultants to purchase shares of our common stock at a price not less than the fair market value of the stock at the date of grant, except for certain options assumed in connection with a business combination. These equity plans include the 2007 Non-Employee Directors’ Stock Option Plan, under which we continue to grant non-qualified stock options, and the 2007 Equity Incentive Plan under which we continue to grant non-qualified stock options and restricted stock units. These plans are further described in our Annual Report on Form 10-K.

On April 8, 2012, our 2012 Inducement Award Plan became effective. This plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards to eligible new employees or directors not previously employed by us. During the three months ended June 30, 2012, we commenced granting non-qualified stock options and restricted stock units under this plan.

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

Stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 includes compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of net revenues	$179	$118	$350	$247
Research and development	1,894	1,631	3,524	3,064
Sales and marketing	585	500	1,004	928
General and administrative	977	1,097	1,899	2,061

Total stock-based compensation expense	$3,635	$3,346	$6,777	$6,300

Equity Incentive Plans

As part of our continual evaluation of the calculation of our stock based compensation expense, we reviewed and updated our forfeiture rate, expected term and volatility assumptions during the three and six months ended June 30, 2012 and there was no significant impact. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. We use a combination of our historical experience, the contractual term and the average option term of a comparable peer group to determine the expected life of our option grants. The peer group historical term is used due to the limited trading history of our common stock. The estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.

We granted options and other stock awards to consultants in connection with their service agreements. For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011 we recorded stock-based compensation expense related to these awards of $5,000, $0.1 million, $38,000 and $0.2 million, respectively. The fair value of the awards was estimated using a Black-Scholes option-pricing model.

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected life (years)	5.2	5.0	5.1 - 5.2	5.0
Contractual term (years)	10.0	10.0	10.0	10.0
Risk-free interest rate	1.09%	2.24%	0.86% - 1.09%	2.01% - 2.24%
Expected volatility	89%	86%	89%	86%
Expected dividend yield	—	—	—	—

As of June 30, 2012, we estimated there were $27.5 million in total unrecognized compensation costs related to employee stock option agreements, which are expected to be recognized over a weighted-average period of 1.5 years.

For the three and six months ended June 30, 2012 and 2011 the fair value of expected shares to be issued under the ESPP were estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected life (years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.05% to 0.22%	0.10% to 0.43%	0.05% to 0.22%	0.10% to 0.43%
Expected volatility	58% to 100%	42% to 74%	58% to 100%	42% to 74%
Expected dividend yield	—	—	—	—

For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011 we recorded stock-based compensation expense related to awards under the ESPP totaling $0.6 million, $0.4 million, $1.2 million and $0.8 million, respectively. As of June 30, 2012 we estimated there were $1.4 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.5 years.

Stock Options

During the three and six months ended June 30, 2012, we granted stock options to purchase 0.9 million shares of our common stock. During the three and six months ended June 30, 2012, stock options to purchase approximately 0.2 million and 0.5 million shares, respectively, of common stock were exercised. During the three and six months ended June 30, 2012, options to purchase 0.1 million and 0.7 million shares, respectively, of common stock were forfeited or expired. As of June 30, 2012, we had outstanding options to purchase approximately 10.8 million shares of common stock.

Restricted Stock Units

During the three and six months ended June 30, 2012, 0.2 million shares of our common stock vested and were released pursuant to outstanding restricted stock units. As of June 30, 2012, we had approximately 2.8 million shares of common stock subject to restricted stock units outstanding.

During the three and six months ended June 30, 2012, 2.5 million restricted stock units were granted, and 39,000 and 0.1 million restricted stock units were forfeited, respectively. Generally, outstanding restricted stock units vest annually over one, two or four years from the date of the grant on the anniversary date of the grant or on a predetermined quarterly vesting date following the anniversary date of the grant. The related compensation expense of restricted stock units is being recognized ratably over the service period.

3. Business Combinations

On April 12, 2012, we completed our acquisition of the STB Business from Trident for a purchase price of $74.9 million. The purchase price included working capital assets of $24.4 million and assumed employee liabilities of $2.3 million, pursuant to the terms of our Asset Purchase Agreement with Trident, dated January 18, 2012, as amended, or Purchase Agreement.

Pursuant to the Purchase Agreement, we acquired all of Trident’s specific STB Business system-on-a-chip products, certain patents and all other intellectual property owned by Trident, certain contracts and prepaid expenses, and certain tangible assets, accounts receivable, inventory and equipment. Trident retained its digital television, PC television, audio and terrestrial demodulator businesses and we licensed to Trident certain of the acquired patents and intellectual property for use in the retained businesses. We also acquired leased facilities in Austin, Texas, San Diego, California, Belfast, Northern Ireland and Hyderabad, India and the right to use other facilities of Trident under short term Facilities Use Agreements. We have added 356 new global employees to our employee headcount as a result of our acquisition of the STB Business from Trident. We also entered into a Transition Services Agreement with Trident pursuant to which Trident is providing certain services to us for a period of time following the closing, including running operations in certain foreign jurisdictions until local asset transfers are completed in the third quarters of 2012. We also agreed to provide certain services to Trident and the purchaser of the digital television business for a period following the closing.

During the six months ended June 30, 2012, we incurred an aggregate of $4.3 million in expenses in connection with our acquisition of the STB Business from Trident, and we expect to incur additional expenses relating to the integration of the STB Business into our ongoing operations.

Our acquisition of the STB Business from Trident has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations.” Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of the STB Business in connection with our acquisition of the STB Business from Trident, based on their estimated fair values. The purchase price allocation was estimated based on information that was available as of June 30, 2012 and may be subject to further adjustment. The allocation of the purchase price to the assets acquired and liabilities assumed was as follows (in thousands):

Allocation of Purchase Price
Accounts receivable	$8,066
Prepaid inventory	4,310
Inventories	7,091
Prepaid expenses and other assets	4,966
Property and equipment, net	2,433
Other long term assets	125
Intangible assets	46,200
Goodwill	4,013
Employee compensation liabilities	(2,342)

Total purchase price	$74,862

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of the following intangible assets (in thousands, except for years):

		Estimated Useful
	Amount	Life (in years)
Developed technology	$32,400	4
In-process research and development	6,500	4
Customer relationships	3,900	7
Non-compete agreement	1,400	2
Customer backlog	2,000	1

Total intangible assets	$46,200

The fair value of the identified intangible assets acquired in connection with our acquisition of the STB Business from Trident was estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill recognized as a result of our acquisition of the STB Business from Trident was primarily attributable to the value of the Trident workforce that became our employees following the closing of the acquisition. The goodwill recognized is expected to be deductible for income tax purposes. The useful life of the intangible assets for amortization purposes was determined by considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive economic or other factors that may limit the useful life of intangible assets.

Supplemental Pro Forma Information

The following unaudited pro forma information presents the consolidated results of operations of Entropic and Trident as if the acquisition had occurred at the beginning of each period presented, with pro forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$85,802	$91,859	$164,872	$195,443
Net income (loss)	774	(2,661)	(3,397)	(310)
Net income (loss) per share—basic and diluted	0.01	(0.03)	(0.04)	—

Adjustments to the supplemental pro forma combined results of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net impact of the change in amortization of intangibles	$(79)	$(654)	$(733)	$(1,308)
Transaction related expenses related to acquisition	2,754	—	4,301	—
Reorganization expenses related to Trident’s bankruptcy filing	—	—	1,471	—
Adjust taxes to the blended rate after business combination	(323)	5,609	4,018	10,727

	$2,352	$4,955	$9,057	$9,419

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of the earliest period presented, or of the future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

4. Income Taxes

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

Income tax expense for the three and six months ended June 30, 2012 was $0.1 million and $3.0 million, or approximately 31% and 43% of pre-tax income, respectively. The effective tax rate for the three months ended June 30, 2012 was comprised of federal expense at statutory rates less a net decrease in our tax rate of 4% due to the impact of certain permanent items and reserves for uncertain tax positions. The effective tax rate for the six months ended June 30, 2012 was comprised of federal expense at statutory rates plus an increase in our tax rate of 7% due to the impact of certain permanent items and an increase in our tax rate of approximately 1% due to the reserves for uncertain tax positions. Our net state income tax rate was less than 0.2% for the three and six months ended June 30, 2012, respectively, due to the impact of the California single sales factor election to calculate our tax liability.

Income tax expense for the three and six months ended June 30, 2011 was $4.3 million and $10.6 million, or approximately 36% and 35% of pre-tax income, respectively. The effective tax rate for the three months ended June 30, 2011 was comprised of federal and state expense at statutory rates less research and development credits which resulted in a benefit of approximately 3%, offset by an increase in our tax rate due to the impact of certain permanent items of approximately 2% and reserves for uncertain tax positions of approximately 2%. The effective tax rate for the six months ended June 30, 2011 was comprised of federal and state expense at statutory rates less research and development credits which resulted in a benefit of approximately 3%, offset by an increase in our tax rate due to the impact of certain permanent items of approximately 1% and reserves for uncertain tax positions of approximately 2%. Our net state income tax rate was less than 0.1% for the three and six months ended June 30, 2012 and June 30, 2011, respectively, due to the impact of the California single sales factor election to calculate our tax liability.

We file U.S., state and international income tax returns in jurisdictions with various statutes of limitations. Our consolidated federal tax return and any significant state tax returns are not currently under examination. We are currently under a tax audit in Israel for tax years 2007 through 2009.

5. Net Income Per Common Share

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:

Net income—basic and diluted	$173	$7,756	$4,066	$19,611

Denominator:
Weighted average number of shares of common stock outstanding	87,991	86,054	87,667	85,750
Less: Restricted stock	—	(8)	—	(38)

Weighted average number of shares used to compute net income per share—basic	87,991	86,046	87,667	85,712

Effect of dilutive securities:
Restricted stock	—	8	—	38
ESPP shares	45	38	59	54
Stock award common share equivalents	1,448	3,198	1,702	3,492

Weighted average number of shares used to compute net income per share—diluted	89,484	89,290	89,428	89,296

Net income per share—basic	$—	$0.09	$0.05	$0.23

Net income per share—diluted	$—	$0.09	$0.05	$0.22

For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011, potentially dilutive securities covering 8.8 million, 3.6 million, 6.5 million and 2.0 million shares of our common stock, respectively, were not included in the diluted net income per share calculations because they would be antidilutive.

6. Supplemental Disclosure of Cash-Flow and Non-Cash Activity

Cash-Flow

The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash paid for taxes	$2,708	$1,590	$2,728	$1,592

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Six Months Ended June 30,
	2012	2011
Repurchase liability for early exercise of stock options	$—	$84
Currency translation adjustment gain	17	16
Unrealized gain on investments, net of tax	135	90

7. Significant Customer, Vendor and Geographic Information

Customers

Based on direct shipments, customers that exceeded 10% of total net revenues or accounts receivable were as follows:

	Net Revenues		Net Revenues		Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,		As of December 31,
	2012	2011	2012	2011	2012		2011
Actiontec Electronics, Inc.	*	*	*	*		*	10%
Foxconn Electronics, Inc.	*	*	10%	*		*	12%
Humax Co., Ltd.	*	*	*	*	10%		*
Motorola Mobility, Inc.	11%	16%	14%	20%		*	15%
Prime Electronics & Satellitics, Inc.	*	11%	*	*		*	*
Wistron NeWeb Corporation	24%	24%	23%	22%	29%		35%

*	Customer accounted for less than 10% of total net revenues or accounts receivable, as applicable, for the period indicated.

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Asia	$73,140	$55,086	$123,007	$121,279
Europe	2,864	157	3,249	368
United States	547	232	1,010	659
North America, other	6,501	5,998	14,889	10,688

Total	$83,052	$61,473	$142,155	$132,994

As of June 30, 2012 and December 31, 2011, long-lived assets, which represent property, plant and equipment, net of accumulated depreciation, located outside of the United States were $2.9 million and $1.2 million, respectively.

8. Subsequent Event

On July 6, 2012, we acquired specific direct broadcast satellite intellectual property and corresponding technologies from PLX Technology, Inc., or PLX, a leading global supplier of high-speed connectivity solutions enabling emerging data center architectures. The purchased assets relate to the design and development of a digital channel stacking switch semiconductor product for up to $8.0 million. In addition to the asset purchase agreement, we paid a one-time $4.0 million licensing fee for intellectual property which is related to the acquired assets. A total of $6.9 million was paid to PLX upon the closing of the acquisition in July 2012. The payment of the remaining purchase price is subject to the achievement of certain milestones.

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

Forward-Looking Statements

All statements included in this Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning our ability to sustain profitability; the competitive nature of the markets in which we compete and the effect of competing products and technologies; the demand for our products; the adoption of our technologies and the Multimedia over Coax Alliance, or MoCA, standard; the competitive nature of service providers; our dependence on manufacturers, sales representatives, distributors and other third parties; our ability to create and introduce new products and technologies; our ability to effectively manage our growth; our ability to successfully acquire companies or technologies that would complement our business; the ability of our contract manufacturers to produce and deliver products in a timely manner and at satisfactory prices; the transitioning of our silicon solutions to improved manufacturing process technologies; our ability to protect our intellectual property and avoid infringement of the intellectual property of others; our reliance on our key personnel; the effects of government regulation; our ability to obtain sufficient capital to expand our business; our ability to manage our business in the midst of an economic recession; the cyclical nature of our industry; our ability to effectively transact business in foreign countries; and our ability to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Overview

Entropic Communications is a leading fabless semiconductor company that designs, develops and markets semiconductor solutions to enable home entertainment. Our technologies significantly change the way traditional HD broadcast, streaming video and multimedia content such as movies, music, games and photos are seamlessly, reliably, and securely brought into, distributed and processed throughout the home.

Our next-generation set-top-box, or STB, system-on-a-chip, or SoC, and home connectivity, or Connectivity, solutions enable pay-TV service providers to offer consumers a more captivating whole-home entertainment experience by delivering new, high-performing ways to connect, engage, and enjoy multimedia content. Our portfolio of STB SoC and Connectivity solutions include the following:

•

STB SoC Solutions: We added the STB SoC assets to our portfolio in connection with our April 2012 acquisition of the assets used in or related to the STB business, or STB Business, of Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident. The acquired assets included a complete STB product portfolio, comprised of a comprehensive suite of digital STB components and system solutions for the worldwide satellite, terrestrial, cable and Internet protocol television, or IPTV markets. The STB offering includes STB SoCs, DOCSIS modems, interface devices and media processors. In addition, these products feature a range of ARM® application processor-based SoCs that have been optimized for leading Web technologies, in addition to traditional standard-definition, STBs and advanced high-definition, or HD, STBs.

•	Connectivity Solutions: Our Connectivity solutions enable access to broadcaster services as well as deliver and distribute content throughout the home and include:

•

Home networking solutions based on the MoCA standard. We are recognized as the pioneer of MoCA technology, enabling connected home networking of digital entertainment over existing coaxial cable. We are a founding member of MoCA, a global home networking consortium that sets standards for the distribution of video and other multimedia entertainment over coaxial cable;

•	High-speed broadband access solutions, based on the MoCA standard;

•

Direct broadcast satellite outdoor unit, or DBS ODU, solutions which consist of our band translation switch and channel stacking switch products which simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable; and

•

Silicon tuner integrated circuit solutions for cable and terrestrial applications that conform to most major digital and analog video broadcast standards, including the U.S. and international broadcasting standards.

Our products allow telecommunications carriers, cable operators, DBS ODU, over-the-air, and over-the-top, or OTT, service providers, which we collectively refer to as service providers, to enhance and expand their service offerings and reduce deployment costs in an increasingly competitive environment. Our STB SoC and Connectivity solutions are now being deployed into consumer homes to support advanced services such as multi-room DVR, HD video calling, and OTT content delivery. Our products are deployed by major service providers globally, including Comcast, Cox Communications, DIRECTV, DISH Network, OCN (China), Time Warner Cable, Topway (China), UPC/Liberty Global (UK) and Verizon, as well as by a number of smaller service providers.

Our deployment history began in December 2004, when we introduced and commenced commercial shipments of our Connectivity solutions for home networking. In the first quarter of 2006, we began commercially shipping our Connectivity solutions for broadband access. In May 2007, we acquired Arabella Software Ltd., a developer of embedded software. In June 2007, we acquired RF Magic, Inc., a provider of DBS ODU and silicon tuner solutions. In 2008, we acquired certain specified assets of Vativ Technologies, Inc., or Vativ, a provider of high-bandwidth, advanced digital processing solutions for digital television and 10 gigabit Ethernet markets. In April 2012, we acquired assets used in or related to the STB Business from Trident. With this acquisition, we gained greater scale, further diversified our product portfolio by adding STB SoC solutions to our Connectivity offerings, deeper technical expertise, and a broader global customer base. In July 2012, we acquired specific direct broadcast satellite intellectual property and corresponding technologies from PLX Technology, Inc., or PLX. The acquired assets are complementary to our current DBS ODU product portfolio and provide a path to future DBS ODU technologies.

Since inception, we have invested heavily in product development and have only achieved profitability on an annual basis for the first time in 2010, with net income of $64.7 million. For the year ended December 31, 2011 net income was $26.6 million and for the three and six months ended June 30, 2012 net income was $0.2 million and $4.1 million, respectively. In 2011, our net revenues increased to $240.6 million from $210.2 million in 2010. Our net revenues were $142.2 million for the six months ended June 30, 2012 compared to $133.0 million for the six months ended June 30, 2011. The annual revenue increase in 2011 was primarily due to the increased demand for our Connectivity solutions, which was directly related to the increased deployment of our products into consumer homes by satellite and cable operators. The increase in net revenues during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, was primarily due to the additional revenues generated by the STB SoC solutions that we acquired from Trident in April 2012, and was partially offset by a decrease in the demand for our Connectivity solutions during first quarter of 2012. As of June 30, 2012, we had an accumulated deficit of $146.6 million.

We generate the majority of our revenues from sales of our semiconductor solutions products to original design manufacturers and original equipment manufacturers that provide customer premises equipment to service providers. We price our products based on market and competitive conditions and reduce the price of our products over time, as market and competitive conditions change, and as manufacturing costs are reduced. Our markets are generally characterized by declining average selling prices over the life of a product and, accordingly, we must reduce costs and successfully introduce new products and enhancements to maintain our gross margins.

We rely on a limited number of customers for a significant portion of our net revenues. Sales to these customers are in turn driven by service providers that purchase our customers’ products which incorporate our semiconductor solutions. A substantial percentage of our net revenues are dependent upon five major service providers: Comcast, DIRECTV, DISH Network, Time Warner Cable and Verizon. In addition, we are dependent on sales outside of the United States for almost all of our net revenues and expect that to continue in the future.

We use third-party foundries and assembly and test contractors to manufacture, assemble and test our products. This outsourced manufacturing approach allows us to focus our resources on the design, sales and marketing of our semiconductor solutions and avoid the cost associated with owning and operating our own manufacturing facility. A significant portion of our cost of net revenues consists of payments for the purchase of wafers and for manufacturing, assembly and test services.

We expect research and development expenses in future years to continue to increase in total dollars as we develop additional semiconductor solutions and expand our business, and to fluctuate over the course of the year based on the timing of our development tools and supply costs, which include outside services, masks costs and software licenses. We also anticipate that our sales and marketing expenses will increase as we expand our domestic and international sales and marketing organization and activities and build brand awareness. Due to the lengthy sales cycles that we face, we may experience significant delays from the time we incur research and development and sales and marketing expenses until the time, if ever, that we generate sales from the related products.

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

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	100%	100%	100%	100%
Cost of net revenues	48	45	47	45

Gross profit	52	55	53	55
Operating expenses:
Research and development	31	23	29	21
Sales and marketing	8	7	8	7
General and administrative	10	6	10	5

Total operating expenses	49	36	47	33

Income from operations	3	19	6	22
Income tax provision	—	7	2	8

Net income	3%	12%	4%	14%

Comparison of Three and Six Months Ended June 30, 2012 and 2011

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Net revenues	$83,052	$61,473	35%	$142,155	$132,994	7%

Our net revenues for the three months ended June 30, 2012 were $83.1 million compared to net revenues of $61.5 million during the same period in 2011, an increase of $21.6 million or 35%. Our net revenues for the six months ended June 30, 2012 were $142.2 million compared to net revenues of $133.0 million during the same period in 2011, an increase of $9.2 million or 7%. The increase in net revenues during the three months ended June 30, 2012 compared to the three months ended June 30, 2011, was primarily due to revenues from the STB SoC solutions that we acquired from Trident in April 2012. The increase in net revenues during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, was primarily due to revenues from the STB SoC solutions that we acquired from Trident in April 2012, and was partially offset by a decrease in the demand for our Connectivity solutions during first quarter of 2012.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Gross profit	$42,855	$33,827	27%	$76,047	$73,409	4%
% of net revenues	52%	55%		53%	55%

Gross profit for the three months ended June 30, 2012 was $42.9 million, an increase of $9.0 million, or 27%, from gross profit of $33.8 million during the same period in 2011. Gross profit for the six months ended June 30, 2012 was $76.0 million, an increase of $2.6 million, or 4%, from gross profit of $73.4 million during the same period in 2011. The increase in gross profits during the three months ended June 30, 2012 compared to the three months ended June 30, 2011, was primarily due to additional revenues associated with the STB SoC solutions that we acquired from Trident in April 2012. The increase in gross profits during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, was primarily due to additional revenues associated with the STB SoC solutions that we acquired from Trident in April 2012, and was offset by lower net revenues from the sale of our Connectivity solutions during the first quarter of 2012.

As a result of our acquisition of the STB Business from Trident in April 2012, during the second quarter of 2012 we recorded an amortization expense of $1.8 million relating to the developed technology intangible asset acquired. This expense negatively impacted gross margins by approximately 2% and 1% during the three and six months ended June 30, 2012, respectively. Gross margins were also unfavorably impacted by sales of lower margin products associated with STB Business, offset by a positive impact from lower unit costs of our Connectivity solutions, principally as a result of more favorable manufacturing costs.

Cost of net revenues for the three and six months ended June 30, 2012 included a net increase in the reserve for excess and obsolete inventory of $0.4 million. Cost of net revenues for the three and six months ended June 30, 2011 included a net increase in the reserve for excess and obsolete inventory of $1.0 million and $1.1 million, or approximately 2% and 1% of net revenues, respectively.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Research and development	$25,671	$14,148	81%	$41,142	$27,297	51%
% of net revenues	31%	23%		29%	21%

Research and development expenses increased by $11.5 million, or 81%, to $25.7 million during the three months ended June 30, 2012 from $14.1 million during the same period in 2011. This increase was due to increased personnel costs of $5.7 million (of which $0.3 million was due to stock-based compensation) which was due to a 141% headcount increase in the number of employees engaged in research and development activities, primarily resulting from our acquisition of the STB Business from Trident, as well as overall increase in variable compensation expenses during the three months ended June 30, 2012 compared to the same period in 2011. Of this increase in research and development expenses, $4.8 million was related to an overall increase in development tool costs, supply costs and outside service costs, which was primarily driven by increased research and development activities associated with our acquisition of the STB Business from Trident. The remaining increase of $1.0 million was primarily due to an increase in the facility costs and overhead allocation expenses as a result of our increased headcount during the three months ended June 30, 2012 as compared to the same period in 2011.

Research and development expenses increased by $13.8 million, or 51%, to $41.1 million during the six months ended June 30, 2012 from $27.3 million during the same period in 2011. This increase was due to increased personnel costs of $6.8 million (of which $0.5 million was due to stock-based compensation) which was due to a 78% average headcount increase in the number of employees engaged in research and development activities, primarily resulting from our acquisition of the STB Business from Trident, as well as overall increase in variable compensation expenses during the six months ended June 30, 2012 compared to the same period in 2011. Of this increase in research and development expenses, $5.7 million was related to an overall increase in development tool costs, supply costs and outside service costs, which was primarily driven by increased research and development activities associated with our acquisition of the STB Business from Trident. The remaining increase of $1.3 million was primarily due to an increase in the facility costs and overhead allocation expenses as a result of our increased headcount during the six months ended June 30, 2012 as compared to the same period in 2011.

Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Sales and marketing	$6,975	$4,303	62%	$12,020	$9,123	32%
% of net revenues	8%	7%		8%	7%

Sales and marketing expenses increased by $2.7 million, or approximately 62%, to $7.0 million during the three months ended June 30, 2012 from $4.3 million during the same period in 2011. This increase was due to increased personnel costs of $1.8 million (of which $0.1 million was due to stock-based compensation) which was due to a 35% headcount increase in the number of employees engaged in sales and marketing activities, primarily resulting from our acquisition of the STB Business from Trident, as well as overall increase in variable compensation expenses during the three months ended June 30, 2012 as compared to the same period in 2011. General customer support and marketing and trade show related activities accounted for $0.7 million of the increase and facility costs and overhead allocations accounted for the remaining $0.2 million of the increase during the three months ended June 30, 2012 as compared to the same period in 2011.

Sales and marketing expenses increased by $2.9 million, or approximately 32%, to $12.0 million during the six months ended June 30, 2012 from $9.1 million during the same period in 2011. This increase was due to increased personnel costs of $2.1 million (of which $0.1 million was due to stock-based compensation) which was due to a 20% average headcount increase in the number of employees engaged in sales and marketing activities, primarily resulting from our acquisition of the STB Business from Trident, as well as overall increase in variable compensation expenses during the six months ended June 30, 2012 as compared to the same period in 2011. General customer support and marketing and trade show related activities accounted for $0.6 million of the increase and facility costs and overhead allocations accounted for the remaining $0.2 million of the increase during the six months ended June 30, 2012 as compared to the same period in 2011.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
General and administrative	$8,584	$3,515	144%	$13,874	$7,204	93%
% of net revenues	10%	6%		10%	5%

General and administrative expenses increased by $5.1 million, or approximately 144%, to $8.6 million during the three months ended June 30, 2012 from $3.5 million during the same period in 2011. This increase was driven by an increase of $2.8 million of transaction related costs associated with our acquisition of the STB Business from Trident, an increase in personnel costs of $1.3 million which was due to an 81% headcount increase in the number of employees engaged in general and administrative activities, primarily resulting from our acquisition of the STB Business from Trident, as well as overall increase in variable compensation expenses during the three months ended and an increase in outside service and consulting costs of $1.3 million. This increase was offset by a net reduction in overhead allocation costs, facility and general costs of $0.3 million during the three months ended June 30, 2012 as compared to the same period in 2011.

General and administrative expenses increased by $6.7 million, or approximately 93%, to $13.9 million during the six months ended June 30, 2012 from $7.2 million during the same period in 2011. This increase was driven by an increase of $4.3 million of transaction related costs associated with our acquisition of the STB Business from Trident, an increase in personnel costs of $1.5 million which was due to a 51% average headcount increase in the number of employees engaged in general and administrative activities, primarily resulting from our acquisition of the STB Business from Trident, as well as overall increase in variable compensation expenses during the three months ended and an increase in outside service and consulting costs of $1.2 million. This increase was offset by a net reduction in overhead allocation costs, facility and general costs of $0.3 million during the six months ended June 30, 2012 as compared to the same period in 2011.

Loss related to equity method investment

During the three and six months ended June 30, 2012, we recorded an expense of $0.9 million and $1.7 million, respectively, related to our investment in a privately held entity which is accounted for under the equity method of accounting. Under the equity method of accounting, the change in the carrying value of our investment in the privately held entity is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). The change in the value of the investment is comprised of our proportionate share of the private company’s losses plus a charge relating to the amortization of the intangible asset associated with the premium paid on our investment.

Other Income, net

Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was consistent at $0.2 million during the three months ended June 30, 2012 as compared to the same period in 2011.

Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was $0.5 million during the six months ended June 30, 2012 compared to $0.4 million during the same period in 2011. This increase was primarily due to the increase in interest income of $0.1 million as a result of an increase in our average cash and marketable securities balances during the six months ended June 30, 2012 as compared to the same period in 2011.

Income Taxes

Income tax expense for the three months ended June 30, 2012 was $0.1 million compared to $4.3 million of expense for the three months ended June 30, 2011, or approximately 31% and 36% of pre-tax income, respectively. The effective tax rate for the three months ended June 30, 2012 was comprised of federal expense at statutory rates less a net decrease in our tax rate of 4% due to the impact of certain permanent items and reserves for uncertain tax positions. The effective tax rate for the three months ended June 30, 2011 was comprised of federal and state expense at statutory rates less research and development credits which resulted in a benefit of approximately 3%, offset by an increase in our tax rate due to the impact of certain permanent items of approximately 2% and reserves for uncertain tax positions of approximately 2%. Our net state income tax rate was less than 0.2% for the three months ended June 30, 2012 and June 30, 2011, due to the impact of the California single sales factor election to calculate our tax liability.

Income tax expense for the six months ended June 30, 2012 was $3.0 million compared to $10.6 million for the six months ended June 30, 2011, or approximately 43% and 35% of pre-tax income, respectively. The effective tax rate for the six months ended June 30, 2012 was comprised of federal expense at statutory rates plus an increase in our tax rate of 7% due to the impact of certain permanent items and an increase in our tax rate of approximately 1% due to the reserves for uncertain tax positions. The effective tax rate for the six months ended June 30, 2011 was comprised of federal and state expense at statutory rates less research and development credits which resulted in a benefit of approximately 3%, offset by an increase in our tax rate due to the impact of certain permanent items of approximately 1% and reserves for uncertain tax positions of approximately 2%. Our net state income tax rate was less than 0.1% for the six months ended June 30, 2012 and June 30, 2011, due to the impact of the California single sales factor election to calculate our tax liability. Due to the expected utilization of the remainder of our net operating loss carryforwards and research and development credits that offset our taxes payable, our current income tax expense in 2012 is significantly higher than our actual cash tax liability.

Liquidity and Capital Resources

As of June 30, 2012 and December 31, 2011, we had cash, cash equivalents and marketable securities of $161.7 million and $216.5 million, respectively. At June 30, 2012 and December 31, 2011, we had $4.8 million and $1.7 million of cash, respectively, which was held outside of the United States. The cash held outside the United States was needed to meet local working capital requirements for our foreign subsidiaries and is considered permanently reinvested in the applicable foreign subsidiary.

In April 2012, we completed our acquisition of the STB Business from Trident for a total purchase price of $74.9 million. The purchase price included working capital assets of $24.4 million ($10.7 million above the agreed upon target working capital balance) and assumed employee liabilities of $2.3 million. Total cash payments made during the quarter ended June 30, 2012 were approximately $67.9 million.

On July 6, 2012, we acquired specific direct broadcast satellite intellectual property and corresponding technologies from PLX, a leading global supplier of high-speed connectivity solutions enabling emerging data center architectures. The purchased assets relate to the design and development of a digital channel stacking switch semiconductor product for up to $8.0 million. In addition to the asset purchase agreement, we paid a one-time $4.0 million licensing fee for intellectual property which is related to the acquired assets. A total of $6.9 million was paid to PLX in July 2012 upon the closing of the acquisition. The payment of the remaining purchase price is subject to the achievement of certain milestones.

The following table shows our cash flows from operating activities, investing activities and financing activities for the three months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$13,729	$20,420
Net cash used in investing activities	(14,293)	(87,872)
Net cash provided by financing activities	2,820	3,064
Net effect of exchange rates on cash	(14)	16

Net increase (decrease) in cash and cash equivalents	$2,242	$(64,372)

Cash Flows from Operating Activities

Net cash provided by operating activities was $13.7 million for the six months ended June 30, 2012. Sources of cash provided by operating activities included cash generated from net income of $4.1 million, which included non-cash charges of $6.8 million in stock compensation expenses, depreciation and amortization expense of $2.5 million, amortization of intangible assets of $2.5 million, amortization of premiums on marketable securities of $1.8 million, loss related to equity method investment of $1.7 million and a reserve for excess and obsolete inventory of $0.4 million, offset by $0.8 million of changes in deferred taxes and $0.5 million of excess tax benefits from share-based payment arrangements. Cash used by working capital changes was $4.7 million, which included an increase in our inventory balances of $11.2 million primarily due to the increase in inventory associated with our acquisition of the STB Business from Trident, an increase in our accounts receivable balance of $7.5 million, an increase in prepaid expenses and other current assets of $10.5 million and an increase in long-term assets of $0.5 million. These working capital uses of cash were partially offset by working capital sources of cash including an increase in our accounts payable balance of $18.1 million due to the timing of vendor payments associated with inventory purchases towards the end of the quarter, an increase in accrued payroll and benefit expenses of $5.6 million, and an increase in accrued expenses and other liabilities of $1.3 million.

Net cash provided by operating activities was $20.4 million for the six months ended June 30, 2011. Sources of cash provided by operating activities included cash generated from net income of $19.6 million, which included non-cash charges of $8.8 million related to deferred income taxes, $6.3 million in stock compensation expenses, depreciation and amortization expense of $2.1 million and amortization of premiums on marketable securities of $1.8 million. Offsetting the non-cash charges were uses of cash of $18.2 million related to working capital changes. Cash used for working capital purposes included an increase in our accounts receivable balance of $17.7 million due to a higher volume of shipments in the second half of the second quarter of 2011, a decrease in our accounts payable balance of $4.7 million due to the timing of payments for inventory purchases, and a reduction in accrued payroll and benefit expenses of $2.1 million due to payments of fiscal year end incentive bonuses in the first quarter of 2011. These working capital uses of cash were partially offset by working capital sources of cash including a decrease in our inventory balances of $5.0 million as we reduced our inventory levels on our Connectivity solutions based on the MoCA standard during the first half of 2011 and an increase in accrued expenses and other liabilities of $0.4 million primarily due to an increase in our income tax accrual for uncertain tax provisions.

Cash Flows from Investing Activities

Net cash used in investing activities was $14.3 million for the six months ended June 30, 2012 due to the cash payments in connection with our acquisition of the STB Business from Trident as described above of $67.9 million, purchases of available-for-sale securities of $43.1 million and purchases of property and equipment of $1.8 million. Cash used in investing activities was partially offset by proceeds from sales and maturities of available-for-sale securities of $98.6 million.

Net cash used in investing activities was $87.9 million for the six months ended June 30, 2011 due to purchases of available-for-sale securities of $132.4 million and purchases of property and equipment of $2.6 million, primarily consisting of research and development equipment. Cash used in investing activities was partially offset by sales of available-for-sale securities of $47.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2012, due to proceeds from the issuance of common stock in connection with stock option exercises of $2.3 million and $0.5 million of excess tax benefits from share-based payment arrangements.

Net cash provided by financing activities was $3.1 million for the six months ended June 30, 2011, due to proceeds from the issuance of common stock in connection with stock option exercises.

We believe that our cash, cash equivalents and investments of $161.7 million as of June 30, 2012, will be sufficient to fund our projected operating requirements for at least the next 12 months.

We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies.

In connection with our acquisition of the STB Business from Trident, we are required to file certain historical financial information for the STB Business pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, portions of which are unavailable to us or Trident. Our inability to file such historical financial information will, for a specified period of time, prevent us from utilizing a Registration Statement on Form S-3 to register our securities. As a result, beginning June 28, 2012 through at least our filing of our Annual Report on Form 10-K for the year ended December 31, 2012, our ability to obtain financing will be made more difficult as a result of our inability to register our securities using a Registration Statement on Form S-3.

Indemnities

In the ordinary course of business, we have entered into agreements that include indemnity provisions with certain customers. Based on historical experience and information known as of June 30, 2012, we have not recorded any indemnity obligations.

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

Recent Accounting Standards

In May 2011, the Financing Account Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard”, or IFRS. This update amends Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. We have adopted ASU 2011-04 effective January 1, 2012 and the application of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

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

There have been no other recent accounting standards or changes in accounting standards during the six months ended June 30, 2012, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. The fair value of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values. At June 30, 2012, we had $161.7 million in cash, cash equivalents and investments, all of which were stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of the $22.4 million of cash and cash equivalents held as of June 30, 2012, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the fair value of the $139.3 million of our investments by $1.2 million.

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

In connection with our acquisition of the STB Business from Trident, we began the process of implementing a new Enterprise Resource Planning, or ERP, system on a company-wide basis on May 1, 2012. An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting. In connection with these ERP system implementations, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that these ERP system implementations will have an adverse effect on our internal control over financial reporting.

As required by Rule 13a-15(b) of the Exchange Act, prior to filing this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have had net operating losses for most of the time we have been in existence, had an accumulated deficit of $146.6 million as of June 30, 2012 and only became profitable on an annual basis for the first time in 2010, and we are unable to predict whether we will remain profitable.*

We were incorporated in 2001, did not commence shipping production quantities of our home networking, high-speed broadband access, direct broadcast satellite outdoor unit and silicon tuner solutions, or collectively our Connectivity solutions, until December 2004 and only became profitable on an annual basis for the first time in 2010. Additionally, we recently acquired the assets comprising our set-top box, or STB, system-on-a-chip, or SoC, solutions from Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, and the integration of those assets into our legacy operations is in its initial phase. Consequently, any predictions about future performance of our going forward operations may not be as accurate as they could be if we had a longer history of successfully commercializing our Connectivity solutions and more recently acquired STB SoC solutions, and of profitable operations. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.

For the years ended December 31, 2011 and 2010, we generated net income of $26.6 million and $64.7 million, respectively, and for the year ended December 31, 2009, we incurred a net loss of $13.2 million. Although we have been profitable on an annual basis since 2010, we have incurred substantial net losses since our inception and, as of June 30, 2012, we had an accumulated deficit of $146.6 million. Despite our recent profitability, we may incur operating losses in the future as we continue to make significant expenditures related to the development of our STB SoC and Connectivity solutions and the expansion of our business, including in connection with our recent acquisition of certain assets, including STB SoC assets, used in or related to the STB business, or STB Business, of Trident. Prior to our acquisition, the STB Business of Trident was not profitable and unless or until we are able to make the STB Business profitable, it will negatively impact overall profitability going forward. In addition, the costs associated with integrating the STB Business into our existing operations could impair our financial condition and results of operations.

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

Our recently completed acquisition of the STB Business from Trident may not provide the anticipated benefits when and to the extent we expect, which could negatively impact our business and harm our financial position.*

In April 2012, we completed our acquisition of the STB Business from Trident. While we anticipate numerous benefits and synergies from this acquisition, our ability to achieve such benefits in a timely and cost-efficient manner is dependent on our ability to manage the risks associated with this acquisition. We are just beginning to integrate the STB Business into our existing operations and expect to encounter numerous challenges and risks in connection with this integration, including:

•

the necessity of investing substantially more time and financial resources in the growth and development of the STB Business, or in integrating the STB Business with our existing operations, than presently anticipated, resulting in increased costs and demands on management and time which could otherwise be devoted to more profitable activities;

•

our ability to integrate, on a timely and cost efficient basis, the STB Business, which is more geographically dispersed and substantially more complex than our existing business, including the addition of 356 global employees to our headcount (nearly doubling the size of our headcount);

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

•	our lack of expertise with respect to the STB Business and with maintaining and improving upon the quality of products and services that Trident historically provided;

•	the potential need to record accounting charges for restructuring and related expenses, impairment of goodwill and amortization of intangible assets in the future;

•	difficulties in combining corporate cultures, including in geographic locations distant from our headquarters and senior management;

•	issues with maintaining and improving relationships with present and potential customers of the STB Business, and distributors and suppliers of Trident;

•	reliance on key persons still employed by Trident for critical transition services and the risk that Trident will not be able to retain such employees throughout the transition period; and

•	the dependence of the STB Business on a limited number of suppliers and customers, including reliance on NXP for the manufacture of STB products.

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

Moreover, in connection with our acquisition of the STB Business from Trident, we are required to file certain historical financial information for the STB Business pursuant to the Securities Exchange Act of 1934, as amended, portions of which are unavailable to us or Trident. Our inability to file such historical financial information will, for a specified period of time, prevent us from utilizing a Registration Statement on Form S-3 to register our securities. As a result, until at least the filing of our Annual Report on Form 10-K for the year ended December 31, 2012, our ability to obtain financing will be made more difficult as a result of our inability to register our securities using a Registration Statement on Form S-3.

Our implementation of a new enterprise resource planning, or ERP, system could cause disruption to our operations.

We are in the process of transitioning to a new ERP system, which is currently scheduled to be fully implemented during fiscal year 2013. If the implementation of the ERP system does not proceed as expected, it could impede our ability to manufacture products, order materials, generate management reports, invoice customers, and comply with laws and regulations. Any of these types of disruptions could have a material adverse effect on our net sales and profitability.

We face intense competition and expect competition to increase in the future, with many of our competitors being larger, more established and better capitalized than we are.*

The markets for our STB SoC and Connectivity solutions are extremely competitive and have been characterized by rapid technological change, evolving industry standards, rapid changes in customer requirements, short product life cycles and frequent introduction of next generation and new solutions, as well as competing technologies. This competition could make it more difficult for us to sell our solutions and result in increased pricing pressure, reduced gross profit as a percentage of revenues or gross margins, increased sales and marketing expenses and failure to increase or the loss of market share or expected market share. Semiconductor solutions in particular have a history of declining prices driven by customer insistence on lower prices as the cost of production is reduced and as demand falls when competitive products or newer, more advanced, products are introduced. If market prices decrease faster than product costs, our gross margins and operating margins would be adversely affected.

Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we currently face, or in the future expect to face, competition from companies such as Broadcom Corporation, or Broadcom, STMicroelectronics N.V., or STMicro, Sigma Designs, Inc., Cisco Systems, Inc., Intel Corporation, Marvell Technology Group Ltd., MaxLinear, Inc., or MaxLinear, Qualcomm Incorporated, Lantiq Deutschland GmbH and Vixs Systems, Inc., in the sale of MoCA compliant chipsets and technology, and from companies such as Broadcom, NXP Semiconductors N.V., MaxLinear, STMicro, Qualcomm and Mobius Semiconductor, in the sale of direct broadcast satellite outdoor unit products and from companies such as Broadcom, STMicro, MediaTek Inc., MStar Semiconductor, Inc., Sigma Designs, Inc., Marvell, AMlogic, Abilis, Intel, Qualcomm and Vixs in the sale of STB system-on-a-chip, or SoCs, and other STB products. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge and could acquire significant market share. Further, our current and potential competitors may also enter into licensing arrangements with third parties with respect to MoCA chipsets or technology on licensing terms that are more favorable than the licensing terms that we would be able to offer through the direct licensing of our MoCA chipsets and technology to such third parties. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop solutions or technologies that cause our solutions and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.

Currently, we face competition from a number of established companies that offer products based on competing technologies, such as Data over Cable Service Interface Specifications, or DoCSIS, versions of Digital Subscriber Line, or DSL, Ethernet, HomePNA, HomePlug AV, Broadband over Power Line, High Performance Network Over Coax, or HiNOC, Wi-Fi and WiMAX. Although some of these competing technologies were not originally designed to operate over coaxial cables, our competitors have modified certain technologies, including HomePNA, HomePlug AV, Broadband over Power Line and Wi-Fi, to work on the same in-home coaxial cables that our Connectivity solutions use. We also expect to face competition from companies that offer products based on G.hn technology in the future. Many of our competitors and potential competitors are substantially larger and have longer operating histories, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Given their capital resources, many of these larger organizations are in a better position to withstand any significant reduction in customer purchases or market downturns. Many of our competitors also have broader product lines and market focus, allowing them to bundle their products and services and effectively use other products to subsidize lower prices for those products that compete with ours or to provide integrated product solutions that offer cost advantages to their customers. In addition, many of our competitors have been in operation much longer than we have and therefore have better name recognition and more long-standing and established relationships with service providers, original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs.

Our ability to compete depends on a number of factors, including:

•	the adoption of our solutions and technologies by service providers, ODMs and OEMs;

•	the performance and cost effectiveness of our solutions relative to our competitors’ products;

•	our ability to deliver high quality and reliable solutions in large volumes and on a timely basis;

•	our ability to build close relationships with service providers, ODMs, OEMs, retailers and consumer electronics manufacturers;

•

our success in developing and utilizing new technologies to offer solutions and features previously not available in the marketplace that are technologically superior to those offered by our competitors;

•	our ability to identify new and emerging markets and market trends;

•	our ability to reduce our product costs and receive favorable pricing from our suppliers;

•	our ability to recruit design and application engineers and other technical personnel;

•	our ability to protect our intellectual property and obtain licenses to the intellectual property of others on commercially reasonable terms;

•	our ability to expand MoCA penetration outside of the United States; and

•	our ability to create a retail market for our Connectivity solutions in consumer electronics devices, such as televisions.

Our inability to address any of these factors effectively, alone or in combination with others, could seriously harm our business, operating results and financial condition.

In addition, consolidation by industry participants could result in competitors with further increased market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which would allow them to compete more effectively against us. Current and potential competitors may also gain such competitive advantages by establishing financial or strategic relationships with existing or potential customers, suppliers or other third-parties. These new competitors or alliances among competitors, customers, or suppliers could emerge rapidly and acquire significant market share. In addition, some of our suppliers and customers offer, or may in the future offer, products that compete with our solutions. Depending on the participants, industry consolidation or the formation of strategic relationships could have a material adverse effect on our business and results of operations by reducing our ability to compete successfully in our current markets and the markets we are seeking to serve.

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*

We derive a substantial portion of our revenues from a limited number of customers. For example, for the year ended December 31, 2011, Wistron and Motorola accounted for 25% and 17% of our net revenues, respectively; for the year ended December 31, 2010, Wistron and Motorola accounted for 21% and 17% of our net revenues, respectively; and for the year ended December 31, 2009, Actiontec and Motorola accounted for 16% and 27% of our net revenues, respectively. More recently, during the six months ended June 30, 2012, Wistron, Motorola and Foxconn accounted for approximately 23%, 14% and 10% of our net revenues, respectively. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to sell our solutions to existing and other large customers.

Further, we depend on a limited number of service providers that purchase products from our customers which incorporate our solutions. If these service providers, or other service providers that elect to use our solutions, reduce or eliminate purchases of our customers’ products which incorporate our solutions, this would significantly reduce our revenues and adversely affect our operating results. In addition, any sudden or unexpected slowdown in deployments by service providers that incorporate our solutions may lead to an inventory buildup by our customers who may, in turn, postpone taking delivery of our solutions or wait to clear their existing inventory before ordering more solutions from us, which, in turn, may adversely affect our results. Our operating results for the foreseeable future will continue to depend on a limited number of service providers’ demand for products which incorporate our solutions.

We may have conflicts with our customers, including customers we have acquired as part of our acquisition of the STB Business from Trident with whom we have a limited history, or the service providers that purchase products from our customers that incorporate our solutions. Any such conflict could result in events that have a negative impact on our business, including:

•	reduced purchases of our solutions or our customers’ products that incorporate them;

•	uncertainty regarding ownership of intellectual property rights;

•	litigation or the threat of litigation; or

•	settlements or other business arrangements imposing obligations on us or restrictions on our business, including obligations to license intellectual property rights or make cash payments.

If we fail to develop and introduce new or enhanced solutions on a timely basis, our ability to attract and retain customers could be impaired, and our competitive position may be harmed.

To compete successfully, we must design, develop, market and sell new or enhanced solutions that provide increasingly higher levels of performance and reliability and meet the cost expectations of our customers. The introduction of new products by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our existing or future solutions obsolete. Our failure to anticipate or timely develop new or enhanced solutions or technologies in response to technological shifts could result in decreased revenues and an increase in design wins by our competitors. In particular, we may experience difficulties with solution design, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new or enhanced solutions. If we fail to introduce new or enhanced solutions that meet the needs of our customers or penetrate new markets in a timely fashion, we may lose market share and our operating results will be adversely affected. In addition, a design loss to one of our competitors may negatively impact our financial results for several years.

Our results could be adversely affected if our customers or the service providers who purchase their products are unable to successfully compete in their respective markets.

Our customers and the service providers that purchase products from our customers face significant competition from their competitors. We rely on these customers’ and service providers’ ability to develop products and/or services that meet the needs of their customers in terms of functionality, performance, availability and price. If these customers and service providers do not successfully compete, they may lose market share, which would negatively impact the demand for our solutions. For example, for our Connectivity solutions, there is intense competition among service providers to deliver video and other multimedia content into and throughout the home. For the sale of our Connectivity solutions, we are currently dependent on the ability of a limited number of service providers to compete in the market for the delivery of high-definition television-quality video, or HD video, and other multimedia content. Therefore, factors influencing the ability of these service providers to compete in this market, such as competition from alternative content providers or laws and regulations regarding local cable franchising or satellite broadcasting rights, could have an adverse effect on our ability to sell Connectivity solutions. In addition, our digital broadcast satellite outdoor unit solutions are primarily supplied to digital broadcast satellite service providers by our ODM and OEM customers. Digital broadcast satellite service providers are facing significant competition from telecommunications carriers and cable service operators as they compete for customers in terms of video, voice and data services. Moreover, ODMs and OEMs who market satellite STBs using our silicon tuners are competing with a variety of Internet protocol-based video delivery solutions, including versions of DSL technology and certain fiber optic-based solutions. Many of these technologies compete effectively with satellite STBs and do not require tuners such as the ones we sell. If our customers and the service providers who purchase products from our customers that incorporate our solutions do not successfully compete, they may lose market share, which would reduce demand for our solutions.

If the market for HD video and other multimedia content delivery solutions does not continue to develop as we anticipate, our revenues may decline or fail to grow, which would adversely affect our operating results.*

We derive, and expect to continue to derive for the foreseeable future, a significant portion of our revenues from sales of our Connectivity solutions based on the MoCA standard. The market for multimedia content delivery solutions based on the MoCA standard is relatively new, still evolving and difficult to predict. Currently, the growth of the MoCA-based multimedia content delivery market and the success of our business are largely driven by the adoption and deployment of existing and future generations of the technology by service providers, ODMs and OEMs and, to a lesser extent, by consumer adoption of such technology which is dependent on upgrades from standard definition television services to high-definition television services, or HD services, and on the availability of over-the-top, or OTT, services that directly deliver Internet video content into the home. It is difficult to predict whether the MoCA standard will continue to achieve and sustain high levels of demand and market acceptance by service providers or consumers, the rate at which consumers will upgrade to HD services, whether the availability of OTT services will continue to grow or whether consumers beyond the early technology adopters will embrace OTT services in increasing numbers, if at all.

Many of these same market dynamics apply to advanced STB SoCs which we acquired when we purchased the STB Business of Trident. For example, some of our newly acquired advanced STB solutions use Google’s Android operating system, which allows third party applications and other advanced features to be deployed by service providers. The market for such advanced STB features is relatively new, still evolving and difficult to predict. The future success of our STB solutions line may depend on the adoption and deployment of advanced STB features by service providers and the availability of OTT services that deliver Internet video content into the home. As with our Connectivity solutions, it is difficult to predict the levels of demand and market acceptance of advanced STB solutions, and therefore, if may be difficult to predict future revenues and our investment return from STB solutions that offer advanced features.

With regard to Connectivity solutions, some service providers, ODMs and OEMs have adopted, and others may adopt, multimedia content delivery solutions that rely on technologies other than the MoCA standard or may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, MoCA-based solutions. The alternative technology solutions, which compete with MoCA-based solutions, include DOCSIS, versions of DSL, Ethernet, HomePNA, HomePlug AV, Broadband over Power Line, HiNOC, Wi-Fi and WiMAX. It is critical to our success that additional service providers, including telecommunications carriers, digital broadcast satellite service providers and cable operators, adopt the MoCA standard for home networking and deploy MoCA solutions to their customers. If the market for MoCA-based solutions does not continue to develop or develops more slowly than we expect, or if we make errors in predicting adoption and deployment rates for these solutions, our revenues may be significantly adversely affected. Our operating results may also be adversely affected by any delays in consumer upgrade to HD services, delays in consumer adoption of OTT services, or if the market for OTT services develops more slowly than we expect.

Even if service providers, ODMs and OEMs adopt multimedia content delivery solutions based on the MoCA standard, we may not compete successfully in the market for MoCA-compliant chipsets.

As a member of MoCA, we are required to license any of our patent claims that are essential to implement the MoCA specifications to other MoCA members on reasonable and non-discriminatory terms. As a result, we are required to license some of our important intellectual property to other MoCA members, including other semiconductor manufacturers that may compete with us in the sale of MoCA-compliant chipsets. Furthermore, there may be disagreements among MoCA members as to specifically which of our patent claims we are required to license to them. If we are unable to differentiate our MoCA-compliant chipsets from other MoCA-compliant chipsets by offering superior pricing and features outside MoCA specifications, we may not be able to compete effectively in the market for such chipsets. Moreover, although we are currently and actively involved in the ongoing development of the MoCA standard, we cannot guarantee that future MoCA specifications will incorporate technologies or product features we are developing or that our solutions will be compatible with future MoCA specifications. As additional members, including our competitors, continue to join MoCA, they and existing members may exert greater influence on MoCA and the development of the MoCA standard in a manner that is adverse to our interests. If our Connectivity solutions fail to comply with future MoCA specifications, the demand for these solutions could be severely reduced.

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

The semiconductor and communications industries also periodically experience increased demand and production capacity constraints, which may affect the ability of companies such as ours to ship products to customers. Any factor adversely affecting either the semiconductor or communications industries in general, or the particular segments of any of these industries that our solutions target, may adversely affect our ability to generate revenue and could negatively impact our operating results, cash flow and financial condition. The semiconductor and communications industries may experience supply shortages due to sudden increases in demand beyond foundry capacity. In addition to capacity issues, during periods of increased demand these industries may also experience difficulty obtaining sufficient manufacturing, assembly and test resources from manufacturers. If, as a result of these industry issues, we are unable to meet our customers’ increased demand for our solutions, we would miss opportunities for additional revenue and could experience a negative impact on our relationships with affected customers. Further, in response to the cyclical and rapidly changing nature of the semiconductor and communications industries, our operating results may fluctuate from period to period as we adjust our inventory and production requirements to meet the changing demands of our customers, which could impact our financial condition and cash flows and may increase the volatility of the price of our common stock.

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

•	changes in demand for our solutions or products offered by service providers and our customers;

•	the timing and amount of orders, especially from significant service providers and customers;

•	the seasonal nature of the sales of products that incorporate our solutions by certain service providers which may affect the timing of orders for our solutions;

•	the level and timing of capital spending of service providers, both in the United States and in international markets;

•	competitive market conditions, including pricing actions by us or our competitors;

•	adverse market perception of MoCA-compliant products;

•	any delay in the development, certification or adoption associated with new MoCA standards (e.g., MoCA 2.0) by the alliance, OEMs or service providers;

•	any cut backs or delayed deployments by of products that include our solutions, and particularly our STB SoC solutions, by service providers;

•	our unpredictable and lengthy sales cycles;

•	the mix of solutions and solution configurations sold;

•	our ability to successfully define, design and release new solutions on a timely basis that meet customers’ or service providers’ needs;

•

costs related to acquisitions of complementary products, technologies or businesses, including costs associated with our recent acquisitions of the STB Business of Trident and broadcast satellite intellectual property and corresponding technologies from PLX Technology, Inc., or PLX;

•	uncertainty regarding the anticipated benefits and synergies of the STB Business with our existing operations;

•	new solution introductions and enhancements, or the market anticipation of new solutions and enhancements, by us or our competitors;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and the effect of our use of inventory “hubbing” arrangements;

•	unexpected changes in our operating expenses;

•	general economic conditions (including the recent industry and economic downturn) and political conditions in the countries where we operate or our solutions are sold or used;

•	our ability to attain and maintain production volumes and quality levels for our solutions, including adequate allocation of wafer, assembly and test capacity for our solutions by our subcontractors;

•	our customers’ ability to obtain other components needed to manufacture their products;

•	the cost and availability of components and raw materials used in our solutions, including, without limitation, the price of gold and copper;

•	changes in manufacturing costs, including wafer, test and assembly costs, manufacturing yields and solution quality and reliability;

•	our inability to obtain continuous cost reductions from wafer, assembly and test vendors;

•	productivity of our sales and marketing force;

•	our inability to reduce operating expenses in a particular quarter if revenues for that quarter fall below expectations;

•	future accounting pronouncements and changes in accounting policies;

•	disputes between content owners and service providers that result in the delay or elimination of the mass production and sale of products using our technology;

•	costs associated with litigation; and

•	changes in domestic and international regulatory environments.

Unfavorable changes in any of the above factors, many of which are beyond our control, could significantly harm our business and results of operations. You should not rely on the results of prior periods as an indication of our future performance.

Adverse U.S. and international economic conditions have affected and may continue to adversely affect our revenues, margins and profitability.*

Since September 2008, the credit markets and the financial services industry in the United States and Europe have been experiencing a period of unprecedented turmoil and upheaval. These conditions, together with the slow and fragile recovery facing the broader economy and, in particular, the semiconductor and communications industries, have adversely affected, and may continue to adversely affect, our business as service providers cut back or delay deployments that include our solutions and to the extent that consumers decrease their discretionary spending for enhanced video offerings from service providers, which may in turn lead to cautious or reduced spending by service providers and, in turn, may lead to a decrease in orders for our solutions, thereby adversely affecting our operating results. Our operating results may also be adversely affected if the State of California adopts laws to suspend net operating loss deductions as it has done in the past in response to the sharp decrease in tax revenue collections caused by the current adverse economic conditions.

We may also experience adverse conditions in our cost base due to changes in foreign currency exchange rates that reduce the purchasing power of the U.S. dollar, increase research and development expenses and otherwise harm our business. These conditions may harm our margins and prevent us from sustaining profitability if we are unable to increase the selling prices of our solutions or reduce our costs sufficiently to offset the effects of effective increases in our costs. Our attempts to offset the effects of cost increases through controlling our expenses, passing cost increases on to our customers or any other method may not succeed.

The success of our digital broadcast satellite outdoor unit products depends on the demand for our solutions within the satellite digital television market and the growth of this overall market.

In addition to our Connectivity solutions, we also derive a significant portion of our revenues from sales of our digital broadcast satellite outdoor unit solutions into markets served by digital broadcast satellite providers and their ODM and OEM partners. The digital broadcast satellite market may not grow in the future as anticipated or a significant market slowdown may occur, which would in turn reduce the demand for applications or devices, such as multi-switch and low-noise block converters that rely on our digital broadcast satellite outdoor unit solutions. Because of the intense competition in the satellite, terrestrial and cable digital television markets, the unproven technology of many products addressing these markets and the short product life cycles of many consumer applications or devices, it is difficult to predict the potential size and future growth rate of the markets for our digital broadcast satellite outdoor unit solutions. If the demand for our digital broadcast satellite outdoor unit solutions is not as great as we expect, or if we are unable to produce competitive solutions to meet that demand, our revenues could be adversely affected.

Market-specific risks affecting the digital television, digital television STB and digital television peripheral markets could impair our ability to successfully sell our silicon tuners.

The market for digital television applications in digital televisions, digital television STBs and digital television peripherals is characterized by certain market-specific risks, any of which may adversely affect our ability to sell our silicon tuners. For example, sellers of module tuners or tuner silicon providers that offer similar or better functionality than our silicon tuner solutions may dramatically lower their prices and become more competitive than we are in the tuner market. In addition, our silicon tuners may not meet the specifications or have the feature sets desired by our customers or may not be architecturally compatible with other components in the customers’ designs. Our efforts to penetrate the digital television market, in particular, will depend on our ability to overcome these and other challenges. To the extent our efforts are adversely affected by any of these risks or are otherwise unsuccessful, the demand for our silicon tuner solutions may not develop as anticipated or decline which could adversely affect our revenues, financial condition and results of operations.

The success of our silicon tuners is highly dependent on our relationships with demodulator manufacturers.

Our silicon tuners are designed to be interoperable with various specific demodulator integrated circuit products that are designed and manufactured by other companies. Historically, we have relied on strategic relationships with various demodulator manufacturers to enable both parties to offer an interoperable tuner/demodulator solution to mutual end customers. Although we work in concert with third-party demodulator manufacturers to complete highly functional reference designs, we have no control over their future product plans and product roadmaps and could be effectively designed out of future customer applications by the refusal of a demodulator manufacturer to continue to support our solutions. Likewise, our ability to acquire new customers is dependent on the cooperation of third-party demodulator manufacturers. If such third-party manufacturers decide to partner with one of our competitors or to provide their own tuner solutions, we would effectively be prevented from selling our solutions to potential new customers. Furthermore, our dependence on these third-party demodulator manufacturers often limits our strategic direction. If we were to design solutions that were competitive with any of such demodulator manufacturers, they may choose to stop working with us.

If any of the current or prospective demodulator manufacturers with whom we have or intend to have relationships with were to stop working with us in favor of other tuner manufacturers or in favor of deploying their own tuner products, we would be effectively designed out of current and potential customers’ products and the demand for our silicon tuners would be substantially reduced.

The market for our broadband access solutions is limited and these solutions may not be widely adopted.*

Our broadband access solutions are designed to meet broadband access requirements in areas characterized by fiber optic network deployments that terminate within one kilometer of customer premises. We believe the primary geographic markets for our broadband access solutions are currently in China and in parts of Europe where there are many multi-dwelling units and fiber optic networks that extend to or near a customer premises. We do not expect to generate significant revenues from sales of our broadband access solutions in North America, which is generally characterized by low-density housing, or in developing nations which do not generally have extensive fiber optic networks. To the extent our efforts to sell our broadband access solutions into currently targeted markets are unsuccessful, the demand for these solutions may not develop as anticipated or may decline, either of which could adversely affect our future revenues. Moreover, these markets have a large number of service providers and varying regulatory standards, both of which may delay any widespread adoption of our solutions and increase the time during which competing technologies could be introduced and displace our solutions.

In addition, if areas characterized by fiber optic networks that terminate within one kilometer of customer premises do not continue to grow, or we are unable to develop broadband access solutions that are competitive outside of these areas, the demand for our broadband access solutions may not grow and our revenues may be limited. Even if the markets in which our broadband access solutions are targeted continue to grow or we are able to serve additional markets, customers and service providers may not adopt our technology. There are a growing number of competing technologies for delivering high-speed broadband access from the service provider’s network to the customer’s premises. For example, our broadband access solutions face competition from products using DoCSIS, versions of DSL, Ethernet and 4G LTE solutions. Moreover, there are many other access technologies that are currently in development including some low cost proprietary solutions. If service providers adopt competing products or technologies, the demand for our broadband access solutions will decline and we may not be able to generate significant revenues from these solutions.

We have and in the future intend to continue to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this expansion and growth, or if our business does not continue to grow as we expect, we may not be able to realize a return on the resources we devote to expansion.*

We recently added 356 new global employees to our employee headcount as a result of our acquisition of the STB Business from Trident. We also recently acquired direct broadcast satellite intellectual property and corresponding technologies from PLX. We anticipate that we will continue to expand our infrastructure and grow our headcount to accommodate changes in our research and development strategy and achieve planned expansion of our solution offerings, projected increases in our customer base and anticipated growth in the number of our solution deployments. This rapid growth will place a strain on our administrative and operational infrastructure. Our success in managing our growth will be dependent upon our ability to:

•	enhance our operational, financial and management controls, reporting systems and procedures;

•	expand our facilities and equipment and develop new sources of supply for the manufacture, assembly and testing of our semiconductor solutions when and as needed and on commercially reasonable terms;

•	successfully hire, train, motivate and productively deploy additional employees, including technical personnel; and

•	expand our international resources.

Our inability to address effectively any of these factors, alone or in combination with others, could harm our ability to execute our business strategy.

Further, our acquisition of the STB Business from Trident increased our international footprint and opened up new markets in which we had not previously operated. We intend to continue to grow our business geographically and also to develop new solution offerings and pursue new customers. If we fail to timely or efficiently expand operational and financial systems in connection with such growth or if we fail to implement or maintain effective internal controls and procedures, resulting operating inefficiencies could increase costs and expenses more than we planned and might cause us to lose the ability to take advantage of market opportunities, enhance existing solutions, develop new solutions, satisfy customer requirements, respond to competitive pressures, control our inventory or otherwise execute our business plan. Failure to implement or maintain such controls and procedures could also impact our ability to produce timely and accurate financial statements. Additionally, if we increase our operating expenses in anticipation of the growth of our business and such growth does not meet our expectations, our financial results likely would be negatively impacted.

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

Such transactions, including our recently completed acquisitions of the STB Business from Trident and broadcast satellite intellectual property and corresponding technologies from PLX, are often complex, time consuming and expensive, and may present numerous challenges and risks including:

•	difficulties in assimilating any acquired workforce and merging operations;

•	attrition and the loss of key personnel;

•	an acquired company, asset or technology, or a strategic collaboration or licensed asset or technology not furthering our business strategy as anticipated;

•	uncertainty related to the value, benefits or legitimacy or intellectual property or technologies acquired in such transaction;

•	our overpayment for a company, asset or technology or changes in the economic or market conditions or assumptions underlying our decision to make an acquisition;

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

•

lack of control over the actions of our business partners in any strategic relationship, joint venture, collaboration or investment, which could significantly delay the introduction of planned solutions or otherwise make it difficult or impossible to realize the expected benefits of such relationship; and

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

We may not realize the anticipated financial and strategic benefits from the businesses we have acquired or be able to successfully integrate such businesses with ours.*

We will need to overcome challenges, some of which may be significant, in order to realize the benefits or synergies from the acquisitions we have completed to date and any acquisitions that we may complete from time to time in the future, including our recently completed acquisitions of the STB Business of Trident and broadcast satellite intellectual property and corresponding technologies from PLX. These challenges include the following:

•	integrating businesses, operations and technologies;

•	retaining and assimilating key personnel;

•	retaining existing customers and attracting additional customers;

•	creating uniform standards, controls, procedures, policies and information systems, including with respect to our expanded international operations;

•

meeting the challenges inherent in efficiently managing an increased number of employees, including nearly half of our employees who are located at geographic locations distant from our headquarters and senior management; and

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

The inability to integrate successfully any businesses we acquire, or any significant delay in achieving integration, could delay introduction of new solutions and require expenditure of additional resources to achieve integration.

Investors should not rely on attempts to combine our historical financial results with those of any of our acquired businesses as separate operating entities to predict our future results of operations as a combined entity.

The STB Business is dependent on NXP as its sole source manufacturer of SoCs and other products and we may face significant hurdles to decrease this dependence moving forward.*

The STB Business is dependent on NXP as its sole source manufacturer of SoCs and other products. Our reliance on NXP involves several risks, including the indirect risk we bear to the business condition of NXP and its ability to meet our manufacturing needs on economically reasonable terms. If our arrangement with NXP is terminated, modified in an unforeseen way or if our relationship with NXP were to deteriorate for any reason such that we were required to find an alternative manufacturer, we may sustain lost revenues, increased costs and damage to our customer relationships.

Our current plan is to mitigate this risk by reducing our dependence on NXP through the identification and qualification of additional manufacturers. We will likely incur significant time and expense in identifying and qualifying alternative manufacturers and solutions manufactured by such suppliers will, in turn, need to be qualified by our customers. The lead time required to establish a relationship with a new manufacturer is long, and it takes time to adapt a solution’s design and technological requirements to a particular manufacturer’s processes. We may experience bugs and defects as we work through this process, which could result in delayed or decreased revenue and harm to our reputation and our relationship with our customers.

The average selling prices of our solutions have historically decreased over time and will likely do so in the future, which may reduce our revenues and gross margin.*

Our solutions and products sold by other companies in our industry have historically experienced a decrease in average selling prices over time. We anticipate that the average selling prices of our solutions will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions from our competitors. For example, we expect that other chipset manufacturers who are members of MoCA will produce competing chipsets and create pricing pressure for such solutions. Broadcom’s announcements about the availability of competing discrete MoCA chipsets and integrated MoCA SoCs in certain applications will put further pressure on pricing. Our future operating results may be harmed due to the decrease of our average selling prices. To maintain our current gross margins or increase our gross margins in the future, we must develop and introduce on a timely basis new solutions and solution enhancements, continually reduce our solution costs and manage solution transitions in a timely and cost-effective manner. Our failure to do so would likely cause our revenues and gross margins to decline, which could have a material adverse effect on our operating results and cause the value of our common stock to decline.

Fluctuations in the mix of solutions we sell may adversely affect our financial results.

Because of differences in selling prices and manufacturing costs among our solutions, the mix and types of solutions sold affect the average selling price of our solutions and have a substantial impact on our revenues and profit margins. To the extent our sales mix shifts toward increased sales of our relatively lower-margin solutions, our overall gross margins will be negatively affected. Fluctuations in the mix and types of our solutions sold may also affect the extent to which we are able to recover our costs and expenditures associated with a particular solution, and as a result, can negatively impact our financial results.

Our solution development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*

Our solution development efforts require substantial research and development expense. Our research and development expense was $41.1 million and $27.3 million for the six months ended June 30, 2012 and 2011, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

The development of our solutions is also highly complex. Due to the relatively small size of our solution design teams, our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial and technical resources. In the past, we have occasionally experienced delays in completing the development and introduction of new solutions and solution enhancements, and we could experience delays in the future. Unanticipated problems in developing solutions could also divert substantial engineering resources, which may impair our ability to develop new solutions and enhancements and could substantially increase our costs. Furthermore, we may expend significant amounts on a research and development program that may not ultimately result in a commercially successful solution, and we have in the past terminated ongoing research and development programs before they could be brought to successful conclusions. As a result of these and other factors, we may be unable to develop and introduce new solutions successfully and in a cost-effective and timely manner, and any new solutions we develop and offer may never achieve market acceptance. Any failure to develop future solutions that are commercially successful would have a material adverse effect on our business, financial condition and results of operations.

Our solutions typically have lengthy sales cycles, which may cause our operating results to fluctuate, and a service provider, ODM or OEM customer may decide to cancel or change its service or product plans, which could cause us to lose anticipated sales and expected revenue.*

Our solutions typically have lengthy sales cycles. A service provider must first evaluate our solutions. This initial evaluation period can vary considerably based on the service provider and solution being evaluated, and could take a significant amount of time to complete. Solutions incorporating new technologies generally require longer periods for evaluation. After this initial evaluation period, if a service provider decides to adopt our solutions, that service provider and the applicable ODM or OEM customers will need to further test and evaluate our solutions prior to completing the design of the equipment that will incorporate our solutions. Additional time is needed to begin volume production of equipment that incorporates our solutions. Due to these lengthy sales cycles, we may experience significant delays from the time we incur research and development and sales expenses until the time, if ever, that we generate sales and revenue from these solutions. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel or change its product plans. From time to time, we have experienced changes, delays and cancellations in the purchase plans of our customers. A cancellation or change in plans by a service provider, ODM or OEM customer could prevent us from realizing anticipated sales and the associated revenue. In addition, our anticipated sales could be lost or substantially reduced if a significant service provider, ODM or OEM customer reduces or delays orders during our sales cycle or chooses not to release equipment that contains our solutions. We may invest significant time and effort in marketing to a particular customer that does not ultimately result in a sale to that customer. As a result of these lengthy and uncertain sales cycles for our solutions, it is difficult for us to predict if or when our customers may purchase solutions in volume from us, and our operating results may vary significantly from quarter to quarter, which may negatively affect our operating results for any given quarter.

If we do not achieve additional design wins in the future or if we do not complete our design-in activities before a customer’s design window closes, we could adversely affect our future sales and revenues and harm our customer relationships.*

To achieve design wins with OEM customers and ODMs, we must define and deliver cost-effective, innovative and high performance solutions on a timely basis, before our competitors do so. In addition, the timing of our design-in activities with key customers and prospective customers may not align with their open design windows, which may or may not be known to us, making design win predictions more difficult. If we miss a particular customer’s design window, we may be forced to wait an entire year or even longer for the next opportunity to compete for the customer’s next design. The loss of a particular design opportunity could eliminate or substantially delay revenues from certain target customers and markets, which could have a material adverse effect on our results of operations and future prospects as well as our customer relationships.

Our solutions must interoperate with many software applications and hardware found in service providers’ networks and other devices in the home, and if they do not interoperate properly our business would be harmed.

Our solutions must interoperate with service providers’ networks and other devices in the home, which often have varied and complex specifications, utilize multiple protocol standards, software applications and products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, we must continually ensure that our solutions interoperate properly with existing and planned future networks. To meet these requirements, we must undertake development efforts that involve significant expense and the dedication of substantial employee resources. We may not accomplish these development efforts quickly or cost-effectively, if at all. If we fail to maintain or anticipate compatibility with products, software or equipment found in our customers’ networks, we may face substantially reduced demand for our solutions, which would adversely affect our business, operating results and financial condition.

From time to time, we may enter into collaborations or interoperability arrangements with equipment and software vendors providing for the use, integration or interoperability of their technology with our solutions. These arrangements would give us access to and enable interoperability with various products or technologies in the connected home entertainment market. If these relationships fail to achieve their goals, we would have to devote substantially more resources to the development of alternative solutions and the support of our existing solutions, or the addressable market for our solutions may become limited. In many cases, these parties are either companies that we compete with directly in other areas or companies that have extensive relationships with our existing and potential customers and may have influence over the purchasing decisions of these customers. A number of our competitors have stronger relationships than we do with some of our existing and potential customers and, as a result, our ability to have successful arrangements with these companies may be harmed. Our failure to establish or maintain key relationships with third-party equipment and software vendors may harm our ability to successfully sell and market our solutions. We are currently devoting significant resources to the development of these relationships. Our operating results could be adversely affected if these efforts do not result in the revenues necessary to offset these investments.

In addition, if we find errors in the software or hardware used in service providers’ networks or problematic network configurations or settings we may have to modify our solutions so that they will interoperate with these networks. This could cause longer installation times for our solutions and order cancellations, either of which would adversely affect our business, operating results and financial condition.

We do not have long-term commitments from our customers and our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand for our solutions accurately, we may incur solution shortages, delays in solution shipments or excess or insufficient solution inventory.*

We sell our solutions to customers who integrate them into their products. We do not obtain firm, long-term purchase commitments from our customers. We have limited visibility as to the volume of our solutions that our customers are selling or carrying in their inventory. In addition, certain service providers are affected by seasonality in their deployment of products that incorporate our solutions, which may in turn impact the timing of our sales. Because production lead times often exceed the amount of time required to fulfill orders, we often must build inventory in advance of orders, relying on an imperfect demand forecast to project volumes and solution mix. Further, because we acquired the STB Business of Trident out of bankruptcy proceedings, Trident’s customers may have switched to alternative suppliers to meet their needs and we may be unable to secure such customers’ business in the future, which could result in lost sales and revenues which we otherwise would have received had Trident’s business not deteriorated prior to the closing of our acquisition of the STB Business. In addition, we may incur costs in building a relationship or improving upon existing relationships with these customers which could affect our profit margins and results of operations, with no guarantee of any commitment in return.

Our demand forecast accuracy, and our ability to manage our inventory carrying levels accurately, can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions, adverse changes in our solution order mix and demand for our customers’ products. We have in the past had customers dramatically decrease and increase their requested production quantities with little or no advance notice to us. Even after an order is received, our customers may cancel these orders, postpone taking delivery or request a decrease in production quantities. Any such cancellation, postponement of delivery or decrease in production quantity subjects us to a number of risks, most notably that our projected sales will not materialize on schedule or at all, leading to unanticipated revenue shortfalls, reduced profit margins and excess or obsolete inventory which we may be unable to sell to other customers or which we may be required to sell at reduced prices or write off entirely. Furthermore, changes to our customers’ requirements may result in disputes with our customers which could adversely impact our future relationships with those customers. Alternatively, if we are unable to project customer requirements accurately, we may not build enough solutions, which could lead to delays in solution shipments and lost sales opportunities in the near term, as well as force our customers to identify alternative sources of supply, which could affect our ongoing relationships with these customers and potentially reduce our market share. If we do not timely fulfill customer demands, our customers may cancel their orders and we may be subject to customer claims for cost of replacement.

Our ability to accurately predict revenues and inventory needs, and to effectively manage inventory levels, may be adversely impacted due to our use of inventory “hubbing” arrangements.*

We are party to an inventory “hubbing” arrangement with Motorola and we may enter into similar arrangements with other customers (including customers of the recently acquired STB Business) in the future. Pursuant to these arrangements, we ship our solutions to a designated third-party warehouse, or hub, rather than shipping them directly to the customer. The solutions generally remain in the hub until the customer removes them for incorporation into its own products. In the absence of any hubbing arrangement, we generally recognize revenues on sales of our solutions upon shipment of those solutions to the buyer. Under our hubbing arrangement with Motorola, however, we maintain ownership of our solutions in the hub, and therefore do not recognize the related revenue until the date Motorola removes them from the hub. As a result, our ability to accurately predict future revenues recognized from sales to Motorola or any other customers with which we implement hubbing arrangements may be impaired, and we may experience significant fluctuations in our quarterly operating results depending on when Motorola or any such other customers remove our solutions from the hub, which they may do with little or no lead time. In the short term, we may experience an increase in operating expenses as we build and ship inventory to the hub and will not recognize revenues from sales of this inventory, if at all, until Motorola or any such other customers remove it from the hub at a later time. Furthermore, because we continue to own but do not maintain control over our solutions after they are shipped to the hub, our ability to effectively manage inventory levels may be impaired as our shipments under the hubbing arrangement increase and we may be exposed to additional risk that the inventory in the hub becomes obsolete before sales are recognized.

We extend credit to our customers, sometimes in large amounts, but there is no guarantee every customer will be able to pay our invoices when they become due.

As part of our routine business, we extend credit to customers purchasing our solutions. While our customers may have the ability to pay on the date of shipment or on the date credit is granted, their financial condition could change and there is no guarantee that customers will ever pay the invoices. Rapid changes in our customers’ financial conditions and risks associated with extending credit to our customers can subject us to a higher financial risk and could have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of third parties to manufacture, assemble and test our solutions which reduces our control over key aspects of our solutions and their availability.*

We do not own or operate a manufacturing, assembly or test facility for our solutions. Rather, we outsource the manufacture, assembly and testing of our solutions to third-party subcontractors including Taiwan Semiconductor Manufacturing Company, Ltd., Jazz Semiconductor, Inc. (a wholly owned subsidiary of Tower Semiconductor, Inc), Amkor Technologies, Inc. and Giga Solution Tech. Co., Ltd. Further, the STB Business recently acquired from Trident is dependent on NXP as its sole source manufacturer of STB products. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality solutions on time. Our reliance on sole or limited suppliers involves several risks, including susceptibility to increased manufacturing costs if competition for foundry capacity intensifies and reduced control over the following:

•	supply of our solutions available for sale;

•	pricing, quality and timely delivery of our solutions;

•	prices and availability of components for our solutions; and

•	production capacity for our solutions, including shortages due to the difficulties of suppliers to meet production capacities because of unexpected increases in demand.

Because we rely on a limited number of third-party manufacturers, if we were required to change contract manufacturers or one of our contract manufacturers became unable or unwilling to continue manufacturing our solutions, we may sustain lost revenues, increased costs and damage to our customer relationships. In addition, we would need to expend significant time and effort to locate new third-party manufacturers, if available, and have them qualified by us and our customers.

Manufacturing defects may not be detected by the testing process performed by our subcontractors. If defects are discovered after we have shipped our solutions, we may be exposed to warranty and consequential damages claims from our customers. Such claims may have an adverse impact on our revenues and operating results. Furthermore, if we are unable to deliver quality solutions, our reputation would be harmed, which could result in the loss of future orders and business with our customers.

When demand for manufacturing capacity is high, we may take various actions to try to secure sufficient capacity, which may be costly and negatively impact our operating results.

The ability of each of our subcontractors’ manufacturing facilities to provide us with chipsets is limited by their available capacity and existing obligations. Although we have purchase order commitments to supply specified levels of solutions to our customers, we do not have a guaranteed level of production capacity from any of our subcontractors’ facilities to produce our solutions. Facility capacity may not be available when we need it or at reasonable prices. In addition, our subcontractors may allocate capacity to the production of other companies’ products and thereby reduce deliveries to us on short notice.

In order to secure sufficient manufacturing facility capacity when demand is high and mitigate the risks associated with an inability to meet our customers’ demands for our solutions, we may enter into various arrangements with subcontractors that could be costly and harm our operating results, including:

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

We believe that transitioning certain of our silicon solutions to newer or better manufacturing process technologies will be important to our future competitive position. If we fail to make this transition efficiently, our competitive position could be seriously harmed.

We continually evaluate the benefits, on a solution-by-solution basis, of migrating to higher performance or lower cost process technologies in order to produce higher performance, more efficient or better integrated circuits because we believe this migration is required to remain competitive. Other companies in our industry have experienced difficulty in migrating to new process technologies and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may experience similar difficulties. Moreover, we are dependent on our relationships with subcontractors and the products of electronic design automation tool vendors to successfully migrate to newer or better process technologies. Our third-party manufacturers may not make newer or better process technologies available to us on a timely or cost-effective basis, if at all. If our third-party manufacturers do not make newer or better manufacturing process technologies available to us on a timely or cost-effective basis, or if we experience difficulties or delays in migrating to these processes, it could have a material adverse effect on our competitive position and business prospects.

We rely on sales representatives and distributors to assist in selling our solutions, and the failure of these representatives to perform as expected could reduce our future sales.

We sell some of our solutions through third-party sales representatives and distributors. Our relationships with some of these third-party sales representatives and distributors are relatively new and we are unable to predict the extent to which our third-party sales representatives and distributors will be successful in marketing and selling our solutions. Moreover, many third-party sales representatives and distributors also market and sell competing products. Third-party sales representatives and distributors may terminate their relationships with us at any time, or with short notice, and may give greater attention to the products sold by our competitors. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives and distributors that market our solutions effectively, especially in markets in which we have not previously distributed our solutions. If we cannot retain our current third-party sales representatives and distributors and recruit additional or replacement third-party sales representatives and distributors, our revenues and operating results could be harmed.

Our solutions may contain defects or errors which may adversely affect their market acceptance and our reputation and expose us to product liability claims.*

Our solutions are very complex and may contain defects or errors, especially when first introduced, when in full production, or when new versions are released. Despite testing, errors may occur. Solution errors could affect the performance of our solutions, delay the development or release of new solutions or new versions of solutions, adversely affect our reputation and our customers’ willingness to buy solutions from us, and adversely affect market acceptance of our solutions. Any such errors or delays in releasing new solutions or new versions of solutions or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning our solutions, subject us to liability for damages and divert our resources from other tasks. Our solutions must successfully interoperate with products from other vendors. As a result, when problems occur in a device or application in which our solution is used, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our solutions, could result in the delay or loss of market acceptance of our solutions, and therefore delay our ability to recognize revenue from sales, and any necessary revisions may cause us to incur significant expenses. Moreover, since one of the key benefits of our Connectivity solutions is reduction of the need for truck rolls, problems with our solutions would likely result in a greater number of truck rolls and this in turn could adversely affect our sales. The occurrence of any such problems could harm our business, operating results and financial condition.

The use of our solutions also entails the risk of product liability claims. Such claims may require us to incur additional development and remediation costs, pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. We maintain insurance to protect against certain claims associated with the use of our solutions, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation which may divert our technical and other resources from solution development efforts and divert our management’s time and other resources. Any limitation of liability provisions in our standard terms and conditions of sale may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel and hire additional qualified personnel, our ability to develop and successfully market our solutions could be harmed.*

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. There is significant competition for qualified personnel in the markets in which we compete and in the geographical locations in which we operate. We do not have employment agreements with most of our executive or key employees and the unexpected loss of any key employees, including Patrick Henry, our president and chief executive officer, other members of our senior management or our senior engineering personnel, or an inability to attract additional qualified personnel, including engineers and sales and marketing personnel, could delay the development, introduction and sale of our solutions and our ability to execute our business strategy may suffer. Further, our integration of the STB Business into our existing operations is substantially reliant on certain key employees of Trident who are providing transition services to us and our ability to achieve the anticipated benefits from the transaction may be dependent on Trident’s ability to retain such employees during the transition period. In addition, in the event that there is a loss of any of our or Trident’s key personnel, there is a potential for loss of important knowledge that may delay or negatively impact development or sale of our solutions and our ability to execute on our business strategy. We do not currently have any key person life insurance covering any executive officer or employee.

Increasingly stringent environmental laws, rules and regulations could adversely affect our ability to cost-effectively produce our solutions and if we fail to comply with environmental regulatory requirements, our operating results could be adversely affected.*

The electronics industry has been subject to increasing environmental regulations. At the same time, we face increasing complexity in our solution design and procurement operations as we adjust to requirements relating to the materials composition of many of our solutions. The European Union has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the European Union, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, directive that restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006, and many other countries, including China, Taiwan and Korea, where the majority of our solutions are manufactured and packaged and sold, have also adopted similar directives banning or limiting the use of specified substances in products introduced into their domestic markets. We have incurred costs in connection with our compliance with these environmental laws and regulations, such as costs related to eliminating lead from our semiconductor solution packaging. Other environmental regulations may be enacted in the future, including in the United States, that require us to re-engineer or redesign our solutions and processes to utilize components that are compatible with these regulations. and this re-engineering and redesign may result in additional costs to us or disrupt our operations or logistics. If we or the third-party manufacturers of our solutions are unable to meet future environmental regulations in a timely and cost-effective manner, it could have a material adverse effect on our business, results of operations and financial condition.

Certain of our customers’ products and service providers’ services are subject to governmental regulation.

Governmental regulation could place constraints on our customers and service providers’ services and, consequently, reduce our customers’ demand for our solutions. For example, the Federal Communications Commission has broad jurisdiction over products that emit radio frequency signals in the United States. Similar governmental agencies regulate these products in other countries. Moreover, laws and regulations regarding local cable franchising or satellite broadcasting rights could have an adverse effect on service providers’ ability to compete in the HD video and multimedia content delivery market. Although most of our solutions are not directly subject to current regulations of the Federal Communications Commission or any other federal or state communications regulatory agency, much of the equipment into which these solutions are incorporated is subject to direct governmental regulation. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, impede sales of our solutions. For example, demand for these solutions will decrease if equipment into which they are incorporated fails to comply with the specifications of the Federal Communications Commission.

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

As of December 31, 2011, we had federal and state net operating loss carryforwards of $3.6 million and $32.2 million, respectively, and federal and state research and development tax credit carryforwards of $14.1 million and $14.0 million, respectively. The tax benefits related to utilization of net operating loss and tax credit carryforwards may be limited due to ownership changes or as a result of other events. For example, Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone a significant change in its ownership. While prior changes in our ownership, including as a result of our acquisition of RF Magic, Inc., have resulted in annual limitations on the amount of our net operating loss and tax credit carryforwards that may be utilized in the future, we do not anticipate that such annual limitations will preclude the utilization of substantially all the net operating loss and tax credit carryforwards described above in the event we remain profitable. However, to the extent our use of net operating loss and tax credit carryforwards is further limited by future offerings or transactions or by our implementation of an international tax structure or other future events, our income would be subject to cash payments of income tax earlier than it would be if we were able to fully utilize our net operating loss and tax credit carryforwards without such further limitation.

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

We may not be able to obtain the financing necessary to operate and grow our business.

In October 2010, we completed a public offering of 10,750,000 shares of our common stock, which resulted in net proceeds of $99.3 million. In the future we may not be able to obtain such financing on favorable terms or at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, prohibit us from repurchasing our stock or making investments or force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.

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

Furthermore, although we have entered into nondisclosure agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Moreover, we are required to license any of our patent claims that are essential to implement MoCA specifications to other MoCA members, who could potentially include our competitors, on reasonable and non-discriminatory licensing terms. In addition, in connection with commercial arrangements with our customers and the service providers who deploy equipment containing our solutions, we may be required to license our intellectual property to third parties, including competitors or potential competitors.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our trademarks, products or technology. Monitoring unauthorized use of our trademarks and technology is difficult and we cannot be certain that the steps we have taken to prevent such unauthorized use will be successful, particularly in foreign countries where the laws may not protect our proprietary rights as comprehensively as in the United States. In addition, if we become aware of a third party’s unauthorized use or misappropriation of our trademarks or technology, it may not be practicable, effective or cost-efficient for us to enforce our intellectual property and contractual rights, particularly where the initiation of a claim might harm our business relationships or risk a costly and protracted lawsuit, including a potential countersuit by a competitor with patents that may implicate our solutions. If competitors engage in unauthorized use or misappropriation of our trademarks or technology, our ability to compete effectively could be harmed.

The acquisition of the STB Business of Trident and the direct broadcast satellite intellectual property from PLX greatly expands the size of our patent portfolio and our ability to manage this growth could have significant effects on our business.*

Upon closing the Trident and PLX acquisitions, the number of issued and granted patents under our control increased from 161 to 1,663 an increase of 1,033%. In addition, the number of pending applications under our control increased from 232 to 703, an increase of 303%. The risks associated with managing what is now a complex portfolio of patents are significant. Our ability to manage these risks, including increased costs related to patent prosecution, maintenance costs and potential legal costs in protecting, defending and enforcing our rights under these patents may consume more resources than we are accustomed to, and could negatively impact our business. There is no guarantee that the patents we have acquired are sufficient to provide meaningful protection. If we are unsuccessful in managing the expanded portfolio or if the value of the patents is less than we anticipate, we may not fully achieve the anticipated benefits of our acquisition of the STB Business from Trident and our financial results may suffer.

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

The semiconductor industry is characterized by a high level of litigation based on allegations of infringement of proprietary rights. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are selling and developing solutions. Because patent applications take many years to issue, currently pending applications, known or unknown to us, may later result in issued patents that we infringe. In addition, third parties continue to actively seek new patents in our field. It is difficult or impossible to keep fully abreast of these developments and therefore, as we develop new and enhanced solutions, we may sell or distribute solutions that inadvertently infringe patents held by third parties.

We have in the past received, and in the future we, our customers or the service providers that purchase products from our customers may receive, inquiries from other patent holders and may become subject to claims that we infringe their intellectual property rights. Furthermore, we are, and may in the future be, engaged in joint development projects with technology partners that will result in the incorporation of technology contributed by us and our technology partners into one or more jointly developed products. Accordingly, even if our own technology and stand-alone products do not infringe third party patents, the technology that is contributed by any of our technology partners, or the combination of our technology with that of our technology partners, may infringe third party patents, subjecting us through the use, manufacture, sale, offer for sale or importation of our solutions to claims that we infringe the intellectual property rights of others. Any intellectual property claim or dispute, regardless of its merits, could force us, our customers or the service providers that purchase our solutions from our customers to license the third-party’s patents for substantial royalty payments or cease the sale of the alleged infringing products or use of the alleged infringing technologies, or force us to defend ourselves and possibly our customers or contract manufacturers in litigation. Any cessation of solution sales by us, our customers or the service providers that purchase products from our customers could have a substantial negative impact on our revenues. Any litigation, regardless of its outcome, could result in substantial expense and significant diversion of our management’s time and other resources. Moreover, any such litigation could subject us, our customers or the service providers that purchase our solutions from our customers to significant liability for damages (including treble damages), temporary or permanent injunctions, or the invalidation of proprietary rights or require us, our customers or the service providers that purchase products from our customers to license the third-party patents for substantial royalty or other payments.

In addition, we may also be required to indemnify our customers and contract manufacturers for damages they suffer as a result of such infringement or litigation.

Our use of open source software and third-party technologies, including software, could impose limitations on our ability to commercialize our solutions.

We incorporate open source software into our solutions, including certain open source code which is governed by the GNU General Public License, Lesser GNU General Public License and Common Development and Distribution License. In addition, open source software may be incorporated into the technology developed by our technology partners either with or without our knowledge and may be incorporated into our solutions either with or without our knowledge. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In such event, we could be required to seek licenses from third parties in order to continue offering our solutions, make our proprietary code generally available in source code form (for example, proprietary code that links in particular ways to certain open source modules), which could result in our trade secrets being disclosed to the public and the potential loss of intellectual property rights in our software, require us to re-engineer our solutions, discontinue the sale of our solutions if re-engineering cannot be accomplished on a cost-effective and timely basis, or become subject to other consequences, any of which could adversely affect our business, operating results and financial condition.

In addition to technologies we have already licensed, we may find that we need to incorporate certain proprietary third-party technologies, including software programs, into our solutions in the future. However, licenses to relevant third-party technologies may not be available to us on commercially reasonable terms, if at all. Therefore, we could face delays in solution releases until alternative technology can be identified, licensed or developed, and integrated into our current solutions. Such alternative technology may not be available to us on reasonable terms, if at all, and may ultimately not be as effective as the preferred technology. Any such delays or failures to obtain licenses, if they occur, could materially adversely affect our business, operating results and financial condition.

Because we license some of our software source code directly to customers, we face increased risks that our trade secrets will be exposed through inadvertent or intentional disclosure, which could harm our competitive position or increase our costs.

We license some of our software source code to our customers, which increases the number of people who have access to some of our trade secrets and other proprietary rights. Contractual obligations of our licensees not to disclose or misuse our source code may not be sufficient to prevent such disclosure or misuse. The costs of enforcing contractual rights could substantially increase our operating costs and may not be cost-effective, reasonable under the circumstances or ultimately succeed in protecting our proprietary rights. If our competitors access our source code, they may gain further insight into the technology and design of our solutions, which would harm our competitive position.

Risks Related to International Operations

A significant portion of our revenues comes from our international customers and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised 99% of our total revenues for the six months ended June 30, 2012 and 2011. Our international presence has significantly increased as a result of our acquisition of the STB Business from Trident and as a result our exposure to the risks of international business activities are likely to increase. Certain of these risks, include:

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

In addition, the laws that govern the protection of intellectual property rights in certain foreign countries where we sell our solutions, such as China and Korea, can make recognition and enforcement of contractual and intellectual property rights more expensive and difficult than is the case in the United States. In particular, we may have difficulty preventing ODMs and OEMs in these countries from incorporating our inventions, technologies, copyrights or trademarks into their products without our authorization or without paying us licensing fees. We may also experience difficulty enforcing our intellectual property rights in these countries, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. Unauthorized use of our technologies and intellectual property rights may dilute or undermine the strength of our brand. Further, if we are not able to adequately monitor the use of our technologies by foreign-based ODMs and OEMs, or enforce our intellectual property rights in foreign countries, our revenue potential could be adversely affected.

Our solutions are subject to export and import controls that could subject us to liability or impair our ability to compete in international markets.

Our solutions are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception, in part because we incorporate encryption technology into our solutions. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our solutions or could limit our customers’ ability to implement our solutions in those countries. Changes in our solutions or changes in export and import regulations may create delays in the introduction of our solutions in international markets, prevent our customers with international operations from deploying our solutions throughout their global systems or, in some cases, prevent the export or import of our solutions to certain countries altogether. Any change in export or import regulations or related legislation, or change in the countries, persons or technologies targeted by such regulations or legislation, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential customers internationally.

In addition, we may be subject to customs duties and export quotas, which could have a significant impact on our revenue and profitability. The future imposition of significant increases in the level of customs duties or export quotas could have a material adverse effect on our business.

Substantially all of our solutions, and the products of many of our customers, are manufactured by third-party contractors located in the Pacific Rim, a region subject to earthquakes and other natural disasters, as well as economic and political instability. Any disruption to the operations of these contractors could cause significant delays in the production or shipment of our solutions.*

Substantially all of our solutions are manufactured by third-party contractors located in the Pacific Rim. The risk of an earthquake in this area is significant due to the proximity of major earthquake fault lines to the facilities of our foundry, assembly and test subcontractors. The occurrence of earthquakes or other natural disasters, or the occurrence of other catastrophic events such as a pandemic in the region, could result in the disruption of our foundry or assembly and test capacity or in the ability of our customers to purchase the raw materials or parts necessary to manufacture products, such as digital video recorders, or DVRs, into which our solutions are incorporated. In addition, many countries within the Pacific Rim have experienced, and continue to experience, periods of economic and political instability. Any deterioration in the economic and political conditions in the Pacific Rim that disrupts the operations of our third-party contractors could also result in the disruption of our foundry or assembly and test capacity. Any disruption caused by an earthquake or other catastrophic event or from the deterioration of economic and political conditions could cause significant delays in the production or shipment of our solutions until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not, and our customers may not, be able to obtain alternate capacity on favorable terms, if at all.

If our employees in China were to unionize, our operating costs with respect to our China operations would likely increase.

In connection with our acquisition of the STB Business from Trident, we significantly expanded our operations and employee headcount in China. Our China employees are not currently represented by a collective bargaining agreement. However, we have no assurance that our China employees will not unionize, or be required by the Chinese government or other administrative authority to unionize, in the future, which could increase our operating costs, limit our ability to hire and terminate employees in China on terms acceptable to us, force us to alter our operating methods in China, and have a material adverse effect on our operating results in China.

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

•	price and volume fluctuations in the overall stock market;

•	market conditions or trends in our industry or the economy as a whole;

•	changes in operating performance and stock market valuations of other technology companies generally, or those that sell semiconductor products in particular;

•	the timing of customer or service provider orders that may cause quarterly or other periodic fluctuations in our results that may, in turn, affect the market price of our common stock;

•	the seasonal nature of the deployment of products that incorporate our solutions by certain service providers which may affect the timing of orders for our solutions;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables, and the effect of our use of inventory “hubbing” arrangements;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•

changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•

the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to solution development, litigation and intellectual property impacting us or our business;

•	the sustainability of an active trading market for our common stock;

•	future sales of our common stock by our executive officers, directors and significant stockholders;

•	announcements of mergers or acquisition transactions;

•	market acceptance and understanding of our recent acquisitions of the STB Business of Trident and direct broadcast satellite intellectual property from PLX;

•	announcements of technical innovations, new products or design wins by our competitors or customers;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•	changes in accounting principles.

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

Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*

As of June 30, 2012, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 15.3% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities of the Company that were sold during the three months ended June 30, 2012:

(1)	As of March 31 2012, options to purchase up to 836,926 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the three months ended June 30, 2012, none of these options were cancelled without being exercised and options to purchase 8,159 shares of common stock were exercised at a weighted average exercise price of $0.70 per share. As of June 30, 2012, options to purchase up to 828,767 shares of our common stock remained outstanding under the 2001 Plan.

(2)	As of March 31, 2012, options to purchase up to 219,838 shares of our common stock were outstanding under our RF Magic, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the three months ended June 30, 2012, none of these options were cancelled without being exercised and options to purchase 13,800 shares of common stock were exercised at a weighted average exercise price of $0.76 per share. As of June 30, 2012, options to purchase up to 206,038 shares of our common stock remained outstanding under the RF Magic Plan.

All of the offers, sales and issuances of the securities described in paragraphs (1) and (2) were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were our employees, directors or bona fide consultants and received the securities under the 2001 Plan or RF Magic Plan, as the case may be. Appropriate legends were affixed to the securities issued in these transactions to the extent required. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Item 6.	Exhibits

The exhibits listed in the accompanying “Index to Exhibits” are filed with, or incorporated by reference into, this Quarterly Report. The exhibit numbers on the “Index to Exhibits” that are followed by an asterisk (*) indicate exhibits filed with this Quarterly Report. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10.2 through 10.4 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTROPIC COMMUNICATIONS, INC.

By:	/S/ David Lyle
David Lyle Duly Authorized Officer and Principal Financial Officer

Date: August 9, 2012

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Form of Common Stock Certificate of the Registrant.

10.1(4)#	Amended and Restated Manufacturing Services Agreement, dated April 12, 2012, by and between Entropic Communications, Inc. (as successor-in-interest to Trident Microsystems (Far East) Ltd.) and NXP Semiconductors Netherlands B.V.

10.2(5)†	Entropic Communications, Inc. 2012 Inducement Award Plan.

10.3(5)†	Form of Stock Option Agreement for the 2012 Inducement Award Plan.

10.4(5)†	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for the 2012 Inducement Award Plan.

31.1*	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.

(4)	Incorporated herein by reference to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 4, 2012.

(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2012.