Form 10-Q/A
period 2012-03-31
ENTROPIC COMMUNICATIONS INC
filed 2012-09-19
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number 001-33844

ENTROPIC COMMUNICATIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0947630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6290 Sequence Drive San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 768-3600

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

Entropic Communications, Inc. (“Entropic” or the “Company”) is filing this amendment to its quarterly report on Form 10-Q (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2012, as an exhibit-only filing solely for the purpose of amending Exhibit 10.1 filed with the Form 10-Q to reflect changes made to portions of Exhibit 10.1. No other information included in the Form 10-Q is amended by this Form 10-Q/A. The Company has also included Exhibits 31.1 and 31.2 as required by the filing of this amendment to the Form 10-Q.

Except as described above, this amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description

2.1(1)	Asset Purchase Agreement, dated January 18, 2012, by and between Entropic Communications, Inc. and Trident Microsystems, Inc. and certain of its subsidiaries.

2.2(2)	Amendment to Asset Purchase Agreement, dated January 18, 2012, by and between Entropic Communications, Inc. and Trident Microsystems, Inc. and certain of its subsidiaries.

2.3(3)	Second Amendment to Asset Purchase Agreement, dated February 6, 2012, by and between Entropic Communications, Inc. and Trident Microsystems, Inc. and certain of its subsidiaries.

2.4(4)	Third Amendment to Asset Purchase Agreement, dated March 14, 2012, by and between Entropic Communications, Inc. and Trident Microsystems, Inc. and certain of its subsidiaries.

3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(6)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(7)	Form of Common Stock Certificate of the Registrant.

10.1#*	Amended and Restated Manufacturing Services Agreement, dated April 12, 2012, by and between Entropic Communications, Inc. (as successor-in-interest to Trident Microsystems (Far East) Ltd.) and NXP Semiconductors Netherlands B.V.

31.1*	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(8)	Certification of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(8)**	XBRL Instance Document.

101.SCH(8)**	XBRL Taxonomy Extension Schema Document.

101.CAL(8)**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(8)**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(8)**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(8)**	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the SEC.
*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.
(1)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2012.
(2)	Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2012.
(3)	Incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2012.
(4)	Incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2012.
(5)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.
(6)	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.
(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.
(8)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTROPIC COMMUNICATIONS, INC.

DATE: September 18, 2012	By:	/s/ David Lyle
David Lyle
Duly Authorized Officer and Principal Financial Officer