Form 10-Q
period 2012-09-30
ENTROPIC COMMUNICATIONS INC
filed 2012-11-01
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

There were 88,546,867 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of October 29, 2012.

ENTROPIC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2012	December 31, 2011 (1)
Assets
Current assets:
Cash and cash equivalents	$22,511	$20,193
Marketable securities	90,560	91,625
Accounts receivable	36,104	25,896
Inventory	39,532	20,253
Deferred tax assets, current	13,658	13,565
Prepaid expenses and other current assets	23,323	9,927

Total current assets	225,688	181,459
Property and equipment, net	14,969	11,250
Long-term marketable securities	53,255	104,708
Intangible assets, net	49,953	—
Goodwill	4,664	—
Deferred tax assets, long-term	9,953	9,600
Other long-term assets	9,501	11,542

Total assets	$367,983	$318,559

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,083	$11,559
Accrued expenses and other current liabilities	16,005	4,078
Accrued payroll and benefits	13,057	3,835

Total current liabilities	49,145	19,472
Deferred rent	727	1,098
Other long-term liabilities	1,307	196
Stockholders’ equity:
Common Stock	89	87
Additional paid-in capital	462,592	448,440
Accumulated deficit	(146,165)	(150,639)
Accumulated other comprehensive income (loss)	288	(95)

Total stockholders’ equity	316,804	297,793

Total liabilities and stockholders’ equity	$367,983	$318,559

(1)	The unaudited condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$89,825	$51,465	$231,980	$184,459
Cost of net revenues	45,778	22,996	111,886	82,581

Gross profit	44,047	28,469	120,094	101,878
Operating expenses:
Research and development	28,072	15,142	69,214	42,439
Sales and marketing	6,966	4,073	18,986	13,196
General and administrative	5,718	2,939	19,592	10,143
Amortization of intangibles	930	—	1,645	—

Total operating expenses	41,686	22,154	109,437	65,778

Income from operations	2,361	6,315	10,657	36,100
Loss related to equity method investment	(799)	(91)	(2,536)	(91)
Other income, net	31	224	567	626

Income before income taxes	1,593	6,448	8,688	36,635
Income tax provision	1,185	1,803	4,214	12,379

Net income	$408	$4,645	$4,474	$24,256

Net income per share—basic	$—	$0.05	$0.05	$0.28

Net income per share—diluted	$—	$0.05	$0.05	$0.27

Weighted average number of shares used to compute net income per share—basic	88,399	86,541	87,913	85,993

Weighted average number of shares used to compute net income per share—diluted	90,885	88,884	89,918	89,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$408	$4,645	$4,474	$24,256
Other comprehensive income:
Change in foreign currency translation adjustment	59	18	76	35
Available-for-sale investments:
Change in net unrealized gains, net of taxes	172	(180)	307	(90)

	231	(162)	383	(55)

Comprehensive income	$639	$4,483	$4,857	$24,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$4,474	$24,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,937	3,245
Amortization of intangible assets	5,447	—
Change in acquisition-related contingent consideration liability	230	—
Deferred taxes	(202)	11,862
Excess tax benefit on stock option exercises	(286)	—
Stock-based compensation	10,982	9,426
Amortization of premiums on investments	2,652	2,938
Provision for excess and obsolete inventory	365	1,547
Loss related to equity method investment	2,536	91
Changes in operating assets and liabilities:
Accounts receivable	(2,142)	(16,889)
Inventory	(12,553)	12,588
Prepaid expenses and other current assets	(4,117)	(2,611)
Other long-term assets	(363)	787
Accounts payable	8,524	(12,138)
Accrued expenses and other current liabilities	3,296	(539)
Accrued payroll and benefits	6,728	(924)
Deferred rent	(371)	(350)
Other long-term liabilities	942	54

Net cash provided by operating activities	30,079	33,343
Investing activities:
Purchases of property and equipment	(4,876)	(3,279)
Purchases of marketable securities	(79,719)	(180,961)
Sales/maturities of marketable securities	129,953	83,680
Investment in non-consolidated entity	—	(10,000)
Net cash used in acquisition—Trident	(69,490)	—
Net cash used in acquisition—PLX	(6,874)	—

Net cash used in investing activities	(31,006)	(110,560)
Financing activities:
Net proceeds from the issuance of equity plan exercises	2,885	3,793
Excess tax benefit on stock option exercises	286	—

Net cash provided by financing activities	3,171	3,793

Net effect of exchange rates on cash	74	46

Net increase (decrease) in cash and cash equivalents	2,318	(73,378)
Cash and cash equivalents at beginning of period	20,193	98,100

Cash and cash equivalents at end of period	$22,511	$24,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Business

Entropic Communications, Inc. was organized under the laws of the state of Delaware on January 31, 2001. Entropic Communications is a leading fabless semiconductor company that designs, develops and markets semiconductor solutions to enable home entertainment. Our technologies change the way traditional broadcast video, streaming video, and other multimedia content such as movies, music, games and photos are brought into, distributed and processed throughout the home.

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

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Net revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the unaudited condensed consolidated balance sheets. Foreign currency transaction gains and losses are reported in operating expenses in the unaudited condensed consolidated statements of operations.

Revenue Recognition

Our net revenues are generated principally by sales of our semiconductor solutions products. During the three and nine months ended September 30, 2012 and 2011, product net revenues represented more than 99% of our total net revenues.

Our sales primarily occur through the efforts of our direct sales force. The remainder of our sales occurs through third-party sales representatives and distributors. During the three and nine months ended September 30, 2012, approximately 94% and 96%, respectively, of our sales occurred through the efforts of our direct sales force. During the three and nine months ended September 30, 2011, more than 99% of our sales occurred through the efforts of our direct sales force.

We recognize revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment; however, we do not recognize revenue until all substantive customer acceptance requirements have been met, when applicable.

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

We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the three and nine months ended September 30, 2012, we reduced net revenue by $0.2 million and $0.4 million, respectively, in connection with our rebate programs. For the three and nine months ended September 30, 2012, the reduction in our revenues in connection with our rebate programs was not material.

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

In order to establish VSOE of selling price, we must regularly sell the product and/or service on a standalone basis with a substantial majority priced within a relatively narrow range. VSOE of selling price is usually the midpoint of that range. If there are not a sufficient number of standalone sales and VSOE of selling price cannot be determined, then we consider whether third-party evidence can be used to establish the selling price. If neither VSOE nor third-party evidence of selling price exists, we determine our best estimate of selling price using average selling prices on a standalone basis over a rolling 12-month period as well as market conditions. If the product or service has no history of sales, we rely upon sales prices set by our pricing committee, adjusted for applicable discounts.

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

Deferred Compensation

In June 2011, we implemented a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At September 30, 2012, we had marketable securities totaling $0.2 million related to investments in equity securities that are held in a rabbi trust under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.2 million at September 30, 2012, all of which was classified as non-current liabilities and is recorded in the unaudited condensed consolidated balance sheets under other long-term liabilities.

Marketable Securities

We account for marketable securities by determining the appropriate classification of such securities at the time of purchase and reevaluating such classification as of each balance sheet date. As of September 30, 2012, we had classified $0.4 million of bank and time deposits and $0.2 million held under our non-qualified deferred compensation plan as trading securities. Trading securities are bought and held principally for the purpose of selling in the near term and are reported at fair value, with unrealized gains and losses included in earnings. All other marketable securities were classified as available-for-sale. Cash equivalents and available-for-sale marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the unaudited condensed consolidated statements of operations.

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

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and our historical experience. We recorded no allowance for doubtful accounts as of September 30, 2012 and December 31, 2011.

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

We have entered into a capacity agreement with one of our third-party foundry contractors in order to guarantee minimum capacity volumes on our direct broadcast satellite outdoor unit, and silicon tuner solutions. Pursuant to the capacity agreement, we have made prepayments which will result in reduced prices paid on future inventory purchases up to a specified volume. The prepayments are being amortized into the cost of our inventory purchases based on the specified volume commitments under the terms of the capacity agreement and our estimated purchases over the period if less than the specified volume. The prepaid inventory volume commitments are assessed for impairment on a periodic basis by comparing the remaining prepaid balance to our estimate of remaining purchases. There have been no impairments to date.

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

We assess goodwill and intangible assets for impairment using fair value measurement techniques on an annual basis, during the fourth quarter of the year or more frequently if indicators of impairment exist. We perform an interim goodwill impairment test when it is more likely than not that the fair value of a reporting unit is less than the carrying amount. We operate as one reporting unit. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill to measure the amount of the impairment loss, if any. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including the size and timing of deployments by our customers and related projections and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, stage of products in development, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables.

Investment in a Privately Held Company

We account for our investment in a privately held company under the equity method of accounting since we exercise significant influence, but we do not have the elements of control that would require consolidation. The rights of the other investors are both protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investment. The investment is recorded initially at cost as an investment in a privately held company, and subsequently is adjusted for equity in net income and cash contributions and distributions. Any difference between the carrying amount of the investment on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. As of September 30, 2012, our investment in a privately held company was $6.7 million, which is included in other long-term assets on our balance sheet.

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

Segment Reporting

We are organized as, and operate in, one reportable segment: the design, development and sale of silicon integrated circuits. Products within this segment are embedded in electronic devices used to enable the delivery of multiple streams of high-definition, or HD, video and other multimedia content for entertainment purposes into and throughout the home. Our chief operating decision maker is our chief executive officer, or CEO. Our CEO reviews financial information presented on a consolidated basis for the purpose of evaluating financial performance and allocating resources. There are no segment managers who are held accountable for operations below the consolidated financial statement level. Our assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have adopted this guidance effective January 1, 2012. The adoption of ASU 2011-05 concerns presentation and disclosure only and does not have an impact on our consolidated financial position or results of operations.

There have been no other recent accounting standards, or changes in accounting standards, during the nine months ended September 30, 2012, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

2. Supplemental Financial Information

Marketable Securities

We have marketable securities and financial instruments that are classified as either available-for-sale or trading securities. As of September 30, 2012, our short-term investment portfolio included $0.2 million of trading securities invested in a defined set of mutual funds directed by the participants in our non-qualified deferred compensation plan. As of September 30, 2012 these securities had net unrealized gains of $14,000 and a cost basis of $0.2 million. As of September 30, 2012, our short-term investment portfolio also included $0.4 million of trading securities invested in principal and interest guaranteed bank and time deposit accounts.

The following tables summarize available-for-sale investments by security type as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$1,992	$—	$—	$1,992
Corporate notes/bonds	82,643	100	(25)	82,718
U.S. Treasury and agency notes/bonds	2,999	10	—	3,009
State and municipal bonds	2,265	5	—	2,270

Total marketable securities, short-term	89,899	115	(25)	89,989
Corporate notes/bonds, long-term	53,150	126	(21)	53,255

Total	$143,049	$241	$(46)	$143,244

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$12,084	$2	$(19)	$12,067
Corporate notes/bonds	73,453	27	(62)	73,418
U.S. Treasury and agency notes/bonds	5,966	10	—	5,976

Total marketable securities, short-term	91,503	39	(81)	91,461

Corporate notes/bonds, long-term	72,017	23	(143)	71,897
U.S. Treasury and agency notes/bonds, long-term	30,502	26	(19)	30,509
State and municipal bonds, long-term	2,301	3	(2)	2,302

Total	$196,323	$91	$(245)	$196,169

Realized gains on our available-for-sale securities for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011 were $2,000, $0, $13,000 and $0, respectively.

The following table summarizes the contractual maturities of our available-for-sale securities (in thousands):

As of September 30,
2012
Less than one year	$89,989
Due in one to five years	53,255
Due after five years	—

$143,244

Fair Value of Financial Instruments

We determine a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability. Accounting Standards Codification, or ASC, 820 establishes a three-level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).

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

Our non-qualified deferred compensation plan and employee pension plan liabilities are classified as Level 1 liabilities within the hierarchy. The fair values of the liabilities are directly related to the valuation of the short-term and long-term investments held in trust for the plan. Hence, the carrying value of the non-qualified deferred compensation liability and employee pension plan liability represents the fair value of the investment assets.

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no assets classified as Level 3 instruments. There were no transfers between different levels during the three and nine months ended September 30, 2012.

The valuation of contingent consideration is based on a probability-weighted earnouts model which relies primarily on estimates of milestone achievements and discount rates applicable for the period expected payout. The most significant unobservable input used in the determination of estimated fair value of contingent consideration is the estimates on the likelihood of milestone achievements, which directly correlates to the fair value recognized in the Consolidated Balance Sheets.

The fair value of this liability is estimated quarterly by management based on inputs received from the Company’s engineering and finance personnel. The determination of the milestone achievement is performed by the Company’s engineering department and reviewed by the accounting department. Potential valuation adjustments are made as the progress toward achieving milestones becomes determinable with the impact of such adjustments being recorded through Other income (expense), net.

The fair value measurements of our cash equivalents, marketable securities and non-qualified deferred compensation plan consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements as of September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,231	$2,231	$—	$—
Short-term investments:
Commercial paper	1,992	—	1,992	—
Corporate notes/bonds	82,718	—	82,718	—
U.S. Treasury and agency notes/bonds	3,009	—	3,009	—
State and municipal bonds	2,270	—	2,270	—
Mutual funds	211	211	—	—
Bank and time deposits	360	360	—	—
Long-term investments:
Corporate notes/bonds	53,255	—	53,255	—

Total assets at fair value	$146,046	$2,802	$143,244	$—

Liabilities:
Acquisition related contingent consideration	$3,329	$—	$—	$3,329
Non-qualified deferred compensation plan	211	211	—	—

Total liabilities at fair value	$3,540	$211	$—	$3,329

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11,036	$11,036	$—	$—
Short-term investments:
Commercial paper	12,067	—	12,067	—
Corporate notes/bonds	73,418	—	73,418	—
U.S. Treasury and agency notes/bonds	5,976	—	5,976	—
Mutual funds	163	163	—	—
Long-term investments:
Corporate notes/bonds	71,897	—	71,897	—
U.S. Treasury and agency notes/bonds	30,509	—	30,509	—
State and municipal bonds	2,302	—	2,302	—

Total assets at fair value	$207,368	$11,199	$196,169	$—

Liabilities:

Non-qualified deferred compensation plan	$163	$163	$—	$—

Nonrecurring Fair Value Measurements

We measure certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a non-monetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and nine months ended September 30, 2012 and 2011, we did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Inventory

The components of inventory were as follows (in thousands):

	September 30, 2012	December 31, 2011
Work in process	$16,431	$6,499
Finished goods	23,101	13,754

Total inventory	$39,532	$20,253

Property and Equipment

Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	September 30, 2012	December 31, 2011
Office and laboratory equipment	5	$16,890	$13,940
Computer equipment	3 - 5	5,591	3,997
Furniture and fixtures	3 - 7	1,992	1,709
Leasehold improvements	Lease term	6,187	5,648
Software	1 - 3	2,834	1,648
Construction in progress		1,688	585

		35,182	27,527
Accumulated depreciation		(20,213)	(16,277)

Property and equipment, net		$14,969	$11,250

Depreciation and amortization expense for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011 was $1.4 million, $1.1 million, $3.9 million and $3.2 million, respectively.

Goodwill and Intangible Assets

On July 6, 2012, we acquired specific direct broadcast satellite intellectual property and corresponding technologies from PLX Technology, Inc., or PLX, and recognized $0.7 million of goodwill in connection with the acquisition.

On April 12, 2012, we completed our acquisition of assets from Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, used in or related to Trident’s set-top box business, or STB Business, and recognized $4.0 million of goodwill in connection with the acquisition.

Intangible assets consisted of the following (in thousands):

	As of September 30, 2012
	Gross	Accumulated Amortization	Net
Developed technology	$32,400	$(3,802)	$28,598
In-process research and development	12,700	—	12,700
Total intangibles amortized to cost of net revenues	45,100	(3,802)	41,298

Customer relationships	6,800	(365)	6,435
Non-compete agreement	1,500	(341)	1,159
Customer backlog	2,000	(939)	1,061

Total intangibles amortized to operating expense	10,300	(1,645)	8,655

Total intangible assets	$55,400	$(5,447)	$49,953

Investment in a Privately Held Company

In September 2011, we purchased shares of convertible preferred stock in Zenverge, Inc., a privately-held, venture capital funded technology company, for a total investment cost of $10.0 million, which at the time of the investment represented a 16.3% equity interest in the company. We also entered into a strategic partnership to co-develop an integrated chip that combines our MoCA functionality with this entity’s independently developed technology. As a result of our joint development arrangement with this company and the appointment of our CEO as a member of the company’s board of directors, we have determined that the ability to exercise significant influence over the company exists and, accordingly, we have accounted for this investment following the equity method. The investment is recorded initially at cost as an investment in a privately held company and is subsequently adjusted for our equity position in net operating results and cash contributions and distributions. In addition, we record a charge relating to our proportionate ownership percentage of the premium paid for our investment in excess of our share of their net worth. The fair value of this premium consists of certain intangible asset and goodwill values as determined by a valuation calculation. These intangible assets represent the excess of the book value of the privately held company as compared to the valuation of the privately held company. For the three and nine months ended September 30, 2012, the change in the carrying value of our investment was $0.8 million and $2.5 million, respectively, which is reflected as a decrease in our investment. As of September 30, 2012 and December 31, 2011, the carrying amount of our investment was $6.7 million and $9.2 million, respectively, which is the extent of our exposure related to our investment in this entity. As of September 30, 2012, our equity interest in Zenverge, Inc. was 14.9%.

Accrued Warranty

The following table presents a rollforward of our product warranty liability, which is included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets (in thousands):

Nine Months Ended September 30, 2012
Beginning balance	$15
Expirations	(6)
Accruals for warranties issued during the period	295
Change in warranty rate	(11)

Ending balance	$293

Accrued Bonuses

We maintain a discretionary management bonus plan. The potential bonus payments made under our plans are based significantly on the achievement of operational, financial and business development objectives for each calendar year. As of September 30, 2012 we believed that the achievement of our performance targets specified by the 2012 bonus plan was probable. As of September 30, 2012 our accrual for management bonuses was $3.3 million.

Deferred Compensation

We have a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At September 30, 2012, we had marketable securities totaling $0.2 million related to investments in equity securities that are held in a rabbi trust established under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.2 million at September 30, 2012, all of which was classified as a non-current liability and recorded in our unaudited condensed consolidated balance sheets under other long-term liabilities.

Purchase Commitments

We had firm purchase order commitments for the acquisition of inventory as of September 30, 2012 and December 31, 2011 of $23.5 million and $12.1 million, respectively.

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

On April 8, 2012, our 2012 Inducement Award Plan became effective. This plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards to eligible new employees or directors not previously employed by us. During the nine months ended September 30, 2012, we commenced granting non-qualified stock options and restricted stock units under this plan.

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

Stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 includes compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of net revenues	$217	$143	$567	$390
Research and development	2,030	1,533	5,554	4,597
Sales and marketing	675	517	1,679	1,445
General and administrative	1,283	933	3,182	2,994

Total stock-based compensation expense	$4,205	$3,126	$10,982	$9,426

Equity Incentive Plans

As part of our continual evaluation of the calculation of our stock based compensation expense, we reviewed and updated our forfeiture rate, expected term and volatility assumptions during the three and nine months ended September 30, 2012 and there was no significant impact. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. We use a combination of our historical experience, the contractual term and the average option term of a comparable peer group to determine the expected life of our option grants. The peer group historical term is used due to the limited trading history of our common stock. The estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.

We granted options and other stock awards to consultants in connection with their service agreements. For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011 we recorded stock-based compensation expense related to these awards of $8,000, $28,000, $46,000 and $0.2 million, respectively. The fair value of the awards was estimated using a Black-Scholes option-pricing model.

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected life (years)	5.2	5.0	5.1 - 5.2	5.0
Contractual term (years)	10.0	10.0	10.0	10.0
Risk-free interest rate	0.76%	1.76%	0.76% - 1.09%	1.76% - 2.24%
Expected volatility	90%	86%	89% - 90%	86%
Expected dividend yield	—	—	—	—

As of September 30, 2012, we estimated there were $27.5 million in total unrecognized compensation costs related to employee stock option agreements, which are expected to be recognized over a weighted-average period of 1.4 years.

For the three and nine months ended September 30, 2012 and 2011 the fair value of expected shares to be issued under the ESPP were estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected life (years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.13% to 0.19%	0.10% to 0.22%	0.05% to 0.22%	0.10% to 0.43%
Expected volatility	64% to 84%	42% to 67%	58% to 100%	42% to 74%
Expected dividend yield	—	—	—	—

For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011 we recorded stock-based compensation expense related to awards under the ESPP totaling $0.6 million, $0.2 million, $1.8 million and $1.0 million, respectively. As of September 30, 2012 we estimated there were $0.7 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.4 years.

Stock Options

During the three and nine months ended September 30, 2012, we granted stock options to purchase 0.5 million and 1.5 million shares of our common stock, respectively. During the three and nine months ended September 30, 2012, stock options to purchase approximately 0.2 million and 0.8 million shares, respectively, of common stock were exercised. During the three and nine months ended September 30, 2012, options to purchase 0.2 million and 0.9 million shares, respectively, of common stock were forfeited or expired. As of September 30, 2012, we had outstanding options to purchase approximately 10.9 million shares of common stock.

Restricted Stock Units

During the three and nine months ended September 30, 2012, zero and 0.2 million shares, respectively, of our common stock vested and were released pursuant to outstanding restricted stock units. As of September 30, 2012, we had approximately 3.0 million shares of common stock subject to restricted stock units outstanding.

During the three and nine months ended September 30, 2012, 0.3 million and 2.8 million restricted stock units were granted, respectively, and 0.1 million and 0.2 million restricted stock units were forfeited, respectively. Generally, restricted stock units vest annually with a term of one to four years from the date of the grant on the anniversary date of the grant or on a predetermined quarterly vesting date following the anniversary date of the grant. The related compensation expense of restricted stock units is being recognized ratably over the service period.

3. Business Combinations

PLX Technology

On July 6, 2012, we acquired specific direct broadcast satellite intellectual property and corresponding technologies from PLX, a leading global supplier of high-speed connectivity solutions enabling emerging data center architectures. The purchased assets relate to the design and development of a digital channel stacking switch semiconductor product. The purchase price included a one-time licensing fee for intellectual property which is related to the acquired assets. The total consideration for the net assets and the licensing fee is up to $11.9 million, consisting of an initial cash payment of $6.9 million, which was paid to PLX in July 2012, and additional consideration of up to $5.0 million payable upon the achievement of a technical product development milestone and a license approval milestone. All acquisition costs related to the transaction were expensed as incurred. The total acquisition date fair value of the consideration was estimated at $10.0 million as follows (in thousands):

Initial cash payment to PLX	$6,874
Estimated fair value of contingent milestone consideration	3,100

Total purchase price	$9,974

On the acquisition date, a liability was recognized for an estimate of the acquisition date fair value of the contingent milestone consideration based on the probability of achieving the milestones and the probability-weighted discount on cash flows. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date was and will be recognized in the statements of operations. During the three months ended September 30, 2012, the Company reassessed the fair value of the remaining contingent consideration at $3.3 million and recorded the increase of $0.2 million in the fair value of the remaining contingent consideration in other income and expenses, net in the consolidated statements of operations.

This fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The discount rate considered in the assessment of the $3.3 million reporting date fair value of the contingent milestones at September 30, 2012 was 44%.

On the acquisition date, the Company allocated the total consideration to the following assets (in thousands):

Allocation of Purchase Price
Property and equipment, net	$241
Intangible assets	9,200
Goodwill	652
Employee compensation liabilities	(119)

Total purchase price	$9,974

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of the following intangible assets (in thousands, except for years):

	Amount	Estimated Useful Life (in years)
In-process research and development	6,200	4
Customer relationships	2,900	7
Non-compete agreement	100	2

Total intangible assets	$9,200

Under the purchase method of accounting, the identifiable net assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values. In the determination of the fair value of the IPR&D, various factors were considered, such as future revenue contributions, additional licensing costs associated with the underlying technology, and contributory asset charges. The fair value of the IPR&D was calculated using an income approach and the rate utilized to discount net future cash flows to their present values was based on a weighted average cost of capital of approximately 41%. This discount rate was determined after considering the Company’s cost of debt adjusted for a risk premium that market participants would require in an investment in companies that are at similar stages of development as PLX.

IPR&D will not be amortized until the product is complete, at which time the Company estimates it will be amortized over the estimated useful life of the developed technology of four years. The useful life of the IPR&D was estimated as the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Up to the point that the product is complete, the Company will assess the IPR&D annually for impairment, or more frequently if certain indicators are present.

The excess of the fair value of the total consideration over the estimated fair value of the net assets was recorded as goodwill. The Company allocated $0.7 million of the total consideration to goodwill. The Company considers the acquired business an addition to its product development effort and not an additional reporting unit or operating segment. The goodwill recorded for the acquisition of PLX will not be amortized but tested for impairment at least annually, or more frequently if certain indicators are present. In the event that management determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Our preliminary estimates of fair value are inherently uncertain and subject to refinement. As a result, during the measurement period for a business combination, which may be up to one year, we may record adjustments to the values of assets acquired and liabilities assumed. After the conclusion of the measurement period or our final determination of the values of assets acquired or liabilities assumed, whichever comes first, subsequent adjustments affecting earnings are recorded within our consolidated statements of operations.

STB Business

On April 12, 2012, we completed our acquisition of the STB Business from Trident for a purchase price of $74.9 million. The purchase price included working capital assets of $24.4 million and assumed employee liabilities of $2.3 million, pursuant to the terms of our Asset Purchase Agreement with Trident, dated January 18, 2012, as amended, or Purchase Agreement.

Pursuant to the Purchase Agreement, we acquired all of Trident’s specific STB Business system-on-a-chip solutions, certain patents and all other intellectual property owned by Trident, certain contracts and prepaid expenses, and certain tangible assets, accounts receivable, inventory and equipment. Trident retained its digital television, PC television, audio and terrestrial demodulator businesses and we licensed to Trident certain of the acquired patents and intellectual property for use in the retained businesses. We also acquired leased facilities in Austin, Texas, San Diego, California, Belfast, Northern Ireland and Hyderabad, India and the right to use other facilities of Trident under short term Facilities Use Agreements. We also entered into a Transition Services Agreement with Trident pursuant to which Trident provided certain services to us for a period of time following the closing, including running operations in certain foreign jurisdictions until local asset transfers were completed in the third quarter of 2012. We also agreed to provide certain services to Trident and the purchaser of the digital television business for a period following the closing.

During the nine months ended September 30, 2012, we incurred an aggregate of $4.5 million in expenses in connection with our acquisition of the STB Business from Trident, and we expect to incur additional expenses relating to the integration of the STB Business into our ongoing operations.

Our acquisition of the STB Business from Trident has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations.” Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of the STB Business in connection with our acquisition of the STB Business from Trident, based on their estimated fair values. We are currently in the process of finalizing the working capital true-up and acquisition related hold back payments with Trident. The finalization of these amounts could result in an adjustment to the overall purchase price upon resolution. The purchase price allocation was estimated based on information that was available as of September 30, 2012 and may be subject to further adjustment. The allocation of the purchase price to the assets acquired and liabilities assumed was as follows (in thousands):

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

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of the following intangible assets (in thousands, except for years):

	Amount	Estimated Useful Life (in years)
Developed technology	$32,400	4
In-process research and development	6,500	4
Customer relationships	3,900	7
Non-compete agreement	1,400	2
Customer backlog	2,000	1

Total intangible assets	$46,200

The fair value of the identified intangible assets acquired in connection with our acquisitions was estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill recognized as a result of our acquisitions was primarily attributable to the value of the workforce that became our employees following the closing of the acquisitions. The goodwill recognized is expected to be deductible for income tax purposes. The useful life of the intangible assets for amortization purposes was determined by considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive economic or other factors that may limit the useful life of intangible assets.

Supplemental Pro Forma Information

The following unaudited pro forma information presents the consolidated results of operations of Entropic and Trident as if the acquisition had occurred at the beginning of each period presented, with pro forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$89,825	$84,192	$254,697	$279,635
Net income (loss)	527	(5,393)	(2,870)	(5,703)
Net income (loss) per share—basic and diluted	0.01	(0.06)	(0.03)	(0.07)

Adjustments to the supplemental pro forma combined results of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net impact of the change in amortization of intangibles	$—	$(654)	$(733)	$(1,962)
Transaction related expenses related to acquisition	183	—	4,484	—
Reorganization expenses related to Trident’s bankruptcy filing	—	—	1,471	—
Adjust taxes to the blended rate after business combination	(64)	5,405	3,954	16,131

	$119	$4,751	$9,176	$14,169

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

Income tax expense for the three and nine months ended September 30, 2012 was $1.2 million and $4.2 million, or approximately 74% and 49% of pre-tax income, respectively. The effective tax rate for the three months ended September 30, 2012 was comprised of federal expense at statutory rates plus a net increase in our tax rate of 39% due to the impact of certain permanent items and reserves for uncertain tax positions. The effective tax rate for the nine months ended September 30, 2012 was comprised of federal expense at statutory rates plus an increase in our tax rate of 14% due to the impact of certain permanent items and reserves for uncertain tax positions. Our net state income tax rate was less than 0.2% for the three and nine months ended September 30, 2012, due to the impact of the California single sales factor election to calculate our tax liability.

Income tax expense for the three and nine months ended September 30, 2011 was $1.8 million and $12.4 million, or approximately 28% and 34% of pre-tax income, respectively. The effective tax rate for the three months ended September 30, 2011 was comprised of federal expense at statutory rates less research and development credits which resulted in a benefit of approximately 3% and a benefit of approximately 4% related to the reduction in the reserves for uncertain tax positions. The effective tax rate for the nine months ended September 30, 2011 was comprised of federal expense at statutory rates less research and development credits which resulted in a benefit of approximately 3%, offset by an increase in our tax rate due to the impact of certain permanent items of approximately 1% and reserves for uncertain tax positions of approximately 1%. Our net state income tax rate was less than 0.1% for the three and nine months ended September 30, 2011, due to the impact of the California single sales factor election to calculate our tax liability.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:

Net income—basic and diluted	$408	$4,645	$4,474	$24,256

Denominator:
Weighted average number of shares of common stock outstanding	88,399	86,542	87,913	86,017
Less: Restricted stock	—	(1)	—	(24)

Weighted average number of shares used to compute net income per share—basic	88,399	86,541	87,913	85,993

Effect of dilutive securities:
Restricted stock	—	1	—	24
ESPP shares	97	93	75	71
Stock award common share equivalents	2,389	2,249	1,930	3,077
Weighted average number of shares used to compute net income per share—diluted	90,885	88,884	89,918	89,165

Net income per share—basic	$—	$0.05	$0.05	$0.28

Net income per share—diluted	$—	$0.05	$0.05	$0.27

For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011, potentially dilutive securities covering 5.8 million, 6.5 million, 6.3 million and 3.5 million shares of our common stock, respectively, were not included in the diluted net income per share calculations because they would be antidilutive.

6. Supplemental Disclosure of Cash-Flow and Non-Cash Activity

Cash-Flow

The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash paid for taxes	$1,747	$210	$4,475	$1,802

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Nine Months Ended September 30,
	2012	2011
Repurchase liability for early exercise of stock options	$—	$91
Currency translation adjustment gain	76	35
Unrealized gain (loss) on investments, net of tax	307	(90)

7. Significant Customer, Vendor and Geographic Information

Customers

Based on direct shipments, customers that exceeded 10% of total net revenues or accounts receivable were as follows:

	Net Revenues		Net Revenues		Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,		As of December 31,
	2012	2011	2012	2011	2012		2011
Actiontec Electronics, Inc.	*	*	*	*		*	10%
Cisco Systems, Inc.	*	15%	*	*		*	*
Foxconn Electronics, Inc.	*	*	*	*		*	12%
Motorola Mobility, Inc.	12%	13%	13%	18%	17%		15%
Prime Electronics & Satellitics, Inc.	*	10%	*	*		*	*
Wistron NeWeb Corporation	20%	28%	22%	24%	18%		35%

*	Customer accounted for less than 10% of total net revenues or accounts receivable, as applicable, for the period indicated.

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Asia	$81,102	$43,037	$204,109	$164,316
Europe	1,787	249	5,036	617
United States	1,378	136	2,388	795
North America, other	5,558	8,043	20,447	18,731

Total	$89,825	$51,465	$231,980	$184,459

As of September 30, 2012 and December 31, 2011, long-lived assets, which represent property, plant and equipment, net of accumulated depreciation and lease deposits, located outside of the United States were $3.5 million and $1.2 million, respectively.

8. Legal Matters

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we could face an increasing number of patent and other intellectual property claims as the number of products and competitors in our industry grows. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources or cause us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. If an unfavorable outcome were to occur against us, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs and, potentially, in future periods.

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

Forward-Looking Statements

All statements included in this Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning our ability to sustain profitability; our recent acquisition of the assets used in or related to the STB business, or STB Business, of Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, the competitive nature of the markets in which we compete and the effect of competing products and technologies; the demand for our solutions; the adoption of our technologies and the Multimedia over Coax Alliance, or MoCA, standard; the competitive nature of service providers; our dependence on manufacturers, sales representatives, distributors and other third parties; our ability to create and introduce new solutions and technologies; our ability to effectively manage our growth; our ability to successfully acquire companies or technologies that would complement our business; the ability of our contract manufacturers to produce and deliver products in a timely manner and at satisfactory prices; our ability to protect our intellectual property and avoid infringement of the intellectual property of others; our reliance on our key personnel; the effects of government regulation; our ability to obtain sufficient capital to expand our business; our ability to manage our business in the midst of a fragile economy; the cyclical nature of our industry; our ability to effectively transact business in foreign countries; and our ability to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Overview

Entropic Communications is a leading fabless semiconductor company that designs, develops and markets semiconductor solutions to enable home entertainment. Our technologies significantly change the way traditional broadcast video, streaming video and multimedia content such as movies, music, games and photos are seamlessly, reliably, and securely brought into, distributed and processed throughout the home.

Our next-generation set-top-box, or STB, system-on-a-chip, or SoC, and home connectivity, or Connectivity, solutions enable pay-TV service providers to offer consumers a more captivating whole-home entertainment experience by delivering new, high-performing ways to connect, engage, and enjoy multimedia content. Our portfolio of STB SoC and Connectivity solutions include the following:

•

STB SoC Solutions: We added the STB SoC assets to our portfolio in connection with our April 2012 acquisition of the assets used in or related to the STB business of Trident. The acquired assets included a complete STB product portfolio, comprised of a comprehensive suite of digital STB components and system solutions for the worldwide satellite, terrestrial, cable and Internet protocol television, or IPTV markets. The STB offering includes STB SoCs, DOCSIS modems, interface devices and media processors. In addition, these products feature a range of ARM® application processor-based SoCs that have been optimized for leading Web technologies, in addition to traditional standard-definition, STBs and advanced high-definition, or HD, STBs.

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

Our products allow telecommunications carriers, cable operators, DBS ODU, over-the-air, and over-the-top, or OTT, service providers, which we collectively refer to as service providers, to enhance and expand their service offerings and reduce deployment costs in an increasingly competitive environment. Our STB SoC and Connectivity solutions are now being deployed into consumer homes to support advanced services such as multi-room DVR, HD video calling, and OTT content delivery. Our products are deployed by major service providers globally, including Comcast, Cox Communications, DIRECTV, DISH Network, OCN (China), Time Warner Cable, Topway (China), UPC (Netherlands), Liberty Global and Verizon, as well as by a number of smaller service providers.

Our deployment history began in December 2004, when we introduced and commenced commercial shipments of our Connectivity solutions for home networking. In the first quarter of 2006, we began commercially shipping our Connectivity solutions for broadband access. In May 2007, we acquired Arabella Software Ltd., a developer of embedded software. In June 2007, we acquired RF Magic, Inc., a provider of DBS ODU and silicon tuner solutions. In 2008, we acquired certain specified assets of Vativ Technologies, Inc., or Vativ, a provider of high-bandwidth, advanced digital processing solutions for digital television and 10 gigabit Ethernet markets. In April 2012, we acquired assets used in or related to the STB Business from Trident. With this acquisition, we gained greater scale, further diversified our product portfolio by adding STB SoC solutions to our Connectivity offerings, deeper technical expertise, and a broader global customer base. In July 2012, we acquired specific direct broadcast satellite intellectual property and corresponding technologies from PLX Technology, Inc., or PLX. The acquired assets are complementary to our current DBS ODU solutions and provide a path to future DBS ODU technologies.

Since inception, we have invested heavily in product development and have only achieved profitability on an annual basis for the first time in 2010, with net income of $64.7 million. For the year ended December 31, 2011 net income was $26.6 million and for the three and nine months ended September 30, 2012 net income was $0.4 million and $4.5 million, respectively. In 2011, our net revenues increased to $240.6 million from $210.2 million in 2010. Our net revenues were $232.0 million for the nine months ended September 30, 2012 compared to $184.5 million for the nine months ended September 30, 2011. The annual revenue increase in 2011 was primarily due to the increased demand for our Connectivity solutions, which was directly related to the increased deployment of our products into consumer homes by satellite and cable operators. The increase in net revenues during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, was primarily due to the additional revenues generated by the STB SoC solutions that we acquired from Trident in April 2012, as well as an increase in the demand for our Connectivity solutions during the nine months ended September 30, 2012. As of September 30, 2012, we had an accumulated deficit of $146.2 million.

We generate the majority of our revenues from sales of our semiconductor solutions to original design manufacturers and original equipment manufacturers that provide customer premises equipment to service providers. We price our products based on market and competitive conditions and reduce the price of our products over time, as market and competitive conditions change, and as manufacturing costs are reduced. Our markets are generally characterized by declining average selling prices over the life of a product and, accordingly, we must reduce costs and successfully introduce new products and enhancements to maintain our gross margins.

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

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	100%	100%	100%	100%
Cost of net revenues	51	45	48	45

Gross profit	49	55	52	55
Operating expenses:
Research and development	31	29	30	23
Sales and marketing	8	8	8	7
General and administrative	6	6	8	5

Total operating expenses	45	43	46	35

Income from operations	4	12	6	20
Income tax provision	1	4	2	7

Net income	3%	8%	4%	13%

Comparison of Three and Nine months Ended September 30, 2012 and 2011

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Net revenues	$89,825	$51,465	75%	$231,980	$184,459	26%

Our net revenues for the three months ended September 30, 2012 were $89.8 million compared to net revenues of $51.5 million during the same period in 2011, an increase of $38.3 million or 75%. Our net revenues for the nine months ended September 30, 2012 were $232.0 million compared to net revenues of $184.5 million during the same period in 2011, an increase of $47.5 million or 26%. The increase in net revenues during the three and nine months ended September 30, 2012 compared to the same periods ended September 30, 2011 was due to revenues from the STB SoC solutions that we acquired from Trident in April 2012 as well as an increase in the demand for our Connectivity solutions during these periods.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Gross profit	$44,047	$28,469	55%	$120,094	$101,878	18%
% of net revenues	49%	55%		52%	55%

Gross profit for the three months ended September 30, 2012 was $44.0 million, an increase of $15.5 million, or 55%, from gross profit of $28.5 million during the same period in 2011. Gross profit for the nine months ended September 30, 2012 was $120.1 million, an increase of $18.2 million, or 18%, from gross profit of $101.9 million during the same period in 2011. The increase in gross profits during the three and nine months ended September 30, 2012 compared to the same periods ended September 30, 2011 was primarily due to additional revenues associated with the STB SoC solutions that we acquired from Trident in April 2012 as well as an increase in the revenues associated with our Connectivity solutions.

As a result of our acquisition of the STB Business from Trident in April 2012, during the three and nine months ended September 30, 2012, we recorded amortization expense of $2.0 million and $3.8 million, respectively, relating to the developed technology intangible asset acquired. This expense negatively impacted gross margins by approximately 2% during the three and nine months ended September 30, 2012. Gross margins were also unfavorably impacted by sales of lower margin products associated with STB Business, offset by a positive impact from lower unit costs of our Connectivity solutions, principally as a result of more favorable manufacturing costs.

Cost of net revenues for the three months ended September 30, 2012 was unchanged compared to the three months ended September 30, 2011, while the nine months ended September 30, 2012 included a net increase in the reserve for excess and obsolete inventory of $0.4 million over the nine months ended September 30, 2011. Cost of net revenues for the three and nine months ended September 30, 2011 included a net increase in the reserve for excess and obsolete inventory of $0.5 million and $1.5 million, or approximately 1% of net revenues, respectively.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Research and development	$28,072	$15,142	85%	$69,214	$42,439	63%
% of net revenues	31%	29%		30%	23%

Research and development expenses increased by $13.0 million, or 85%, to $28.1 million during the three months ended September 30, 2012 from $15.1 million during the same period in 2011. This increase was due to increased personnel costs of $5.8 million (of which $0.5 million was due to stock-based compensation) which was due to a 143% headcount increase in the number of employees engaged in research and development activities, primarily resulting from our acquisition of the STB Business from Trident, as well as overall increase in variable compensation expenses during the three months ended September 30, 2012 compared to the same period in 2011. Of this increase in research and development expenses, $4.3 million was related to an overall increase in development tool costs, supply costs and outside service costs, which was primarily driven by increased research and development activities associated with our acquisition of the STB Business from Trident. The remaining increase of $2.9 million was primarily due to an increase in the facility costs and overhead allocation expenses as a result of our increased headcount during the three months ended September 30, 2012 as compared to the same period in 2011.

Research and development expenses increased by $26.8 million, or 63%, to $69.2 million during the nine months ended September 30, 2012 from $42.4 million during the same period in 2011. This increase was due to increased personnel costs of $12.3 million (of which $1.0 million was due to stock-based compensation) which was due to a 79% average headcount increase in the number of employees engaged in research and development activities, primarily resulting from our acquisition of the STB Business from Trident, as well as overall increase in variable compensation expenses during the nine months ended September 30, 2012 compared to the same period in 2011. Of this increase in research and development expenses, $9.7 million was related to an overall increase in development tool costs, supply costs and outside service costs, which was primarily driven by increased research and development activities associated with our acquisition of the STB Business from Trident. The remaining increase of $4.8 million was primarily due to an increase in the facility costs and overhead allocation expenses as a result of our increased headcount during the nine months ended September 30, 2012 as compared to the same period in 2011.

Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Sales and marketing	$6,966	$4,073	71%	$18,986	$13,196	44%
% of net revenues	8%	8%		8%	7%

Sales and marketing expenses increased by $2.9 million, or approximately 71%, to $7.0 million during the three months ended September 30, 2012 from $4.1 million during the same period in 2011. This increase was due to increased personnel costs of $1.9 million (of which $0.2 million was due to stock-based compensation) which was due to a 29% headcount increase in the number of employees engaged in sales and marketing activities, primarily resulting from our acquisition of the STB Business from Trident, as well as overall increase in variable compensation expenses during the three months ended September 30, 2012 as compared to the same period in 2011. General customer support and marketing and trade show related activities accounted for $0.7 million of the increase and facility costs and overhead allocations accounted for the remaining $0.3 million of the increase during the three months ended September 30, 2012 as compared to the same period in 2011.

Sales and marketing expenses increased by $5.8 million, or approximately 44%, to $19.0 million during the nine months ended September 30, 2012 from $13.2 million during the same period in 2011. This increase was due to increased personnel costs of $4.0 million (of which $0.2 million was due to stock-based compensation) which was due to a 15% average headcount increase in the number of employees engaged in sales and marketing activities, primarily resulting from our acquisition of the STB Business from Trident, as well as overall increase in variable compensation expenses during the nine months ended September 30, 2012 as compared to the same period in 2011. General customer support and marketing and trade show related activities accounted for $1.3 million of the increase and facility costs and overhead allocations accounted for the remaining $0.5 million of the increase during the nine months ended September 30, 2012 as compared to the same period in 2011.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
General and administrative	$5,718	$2,939	95%	$19,592	$10,143	93%
% of net revenues	6%	6%		8%	5%

General and administrative expenses increased by $2.8 million, or approximately 95%, to $5.7 million during the three months ended September 30, 2012 from $2.9 million during the same period in 2011. This increase was due to increased personnel costs of $2.2 million (of which $0.3 million was due to stock-based compensation) which was due to a 79% headcount increase in the number of employees engaged in general and administrative activities, primarily resulting from our acquisition of the STB Business from Trident, as well as overall increase in variable compensation expenses during the three months ended September 30, 2012 as compared to the same period in 2011. This increase was also driven by an increase in outside service and consulting costs of $1.2 million and $0.2 million of transaction related costs associated with our acquisition of the STB Business from Trident. This increase was offset by a net reduction in overhead allocation costs, facility and general costs of $0.8 million during the three months ended September 30, 2012 as compared to the same period in 2011.

General and administrative expenses increased by $9.5 million, or approximately 93%, to $19.6 million during the nine months ended September 30, 2012 from $10.1 million during the same period in 2011. This increase was driven by an increase of $4.5 million of transaction related costs associated with our acquisition of the STB Business from Trident, an increase in personnel costs of $3.7 million which was due to a 51% average headcount increase in the number of employees engaged in general and administrative activities, primarily resulting from our acquisition of the STB Business from Trident, as well as overall increase in variable compensation expenses during the three months ended and an increase in outside service and consulting costs of $2.4 million. This increase was offset by a net reduction in overhead allocation costs, facility and general costs of $1.1 million during the nine months ended September 30, 2012 as compared to the same period in 2011.

Loss related to equity method investment

During the three months ended September 30, 2012 and the nine months ended September 30, 2011, we recorded an expense of $0.8 million, $0.1 million, $2.5 million and $0.1 million, respectively, related to our investment in a privately held entity which is accounted for under the equity method of accounting. Under the equity method of accounting, the change in the carrying value of our investment in the privately held entity is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). The change in the value of the investment is comprised of our proportionate share of the private company’s losses plus a charge relating to the amortization of the intangible asset associated with the premium paid on our investment.

Other Income, net

Other income, net, was $0.0 million during the three months ended September 30, 2012 as compared to $0.2 million the same period in 2011. The decrease was primarily due to a charge of $0.2 million related to reassessment of the fair value of the contingent consideration milestone payments associated with the PLX transaction, which was recorded during the three months ended September 30, 2012. Interest income earned on our marketable securities and cash equivalents was $0.3 million during the three months ended September 30, 2012 as compared to $0.2 million during the same period in 2011.

Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was $0.6 million during the nine months ended September 30, 2012 as well as $0.6 million during the same period in 2011. Interest income earned on our marketable securities and cash equivalents was $0.7 million during the nine months ended September 30, 2012 as compared to $0.6 million during the same period in 2011. This increase in interest income is a result of an increase in our average cash and marketable securities balances during the nine months ended September 30, 2012 as compared to the same period in 2011. Included in other income during the nine months ended September 30 2012 was a charge of $0.2 million related to reassessment of the fair value of the contingent consideration milestone payments associated with the PLX transaction.

Income Taxes

Income tax expense for the three months ended September 30, 2012 was $1.2 million compared to $1.8 million of expense for the three months ended September 30, 2011, or approximately 74% and 28% of pre-tax income, respectively. The effective tax rate for the three months ended September 30, 2012 was comprised of federal expense at statutory rates plus a net increase in our tax rate of 39% due to the impact of certain permanent items and reserves for uncertain tax positions. The effective tax rate for the three months ended September 30, 2011 was comprised of federal and state expense at statutory rates less research and development credits which resulted in a benefit of approximately 3% and a benefit of approximately 4% related to the reduction in the reserves for uncertain tax positions. Our net state income tax rate was less than 0.2% for the three months ended September 30, 2012 and September 30, 2011, due to the impact of the California single sales factor election to calculate our tax liability.

Income tax expense for the nine months ended September 30, 2012 was $4.2 million compared to $12.4 million for the nine months ended September 30, 2011, or approximately 49% and 34% of pre-tax income, respectively. The effective tax rate for the nine months ended September 30, 2012 was comprised of federal expense at statutory rates plus an increase in our tax rate of 14% due to the impact of certain permanent items and reserves for uncertain tax positions. The effective tax rate for the nine months ended September 30, 2011 was comprised of federal and state expense at statutory rates less research and development credits which resulted in a benefit of approximately 3%, offset by an increase in our tax rate due to the impact of certain permanent items of approximately 1% and reserves for uncertain tax positions of approximately 1%. Our net state income tax rate was less than 0.1% for the nine months ended September 30, 2012 and September 30, 2011, due to the impact of the California single sales factor election to calculate our tax liability. Due to the expected utilization of the remainder of our net operating loss carryforwards and research and development credits that offset our taxes payable, our current income tax expense in 2012 is significantly higher than our actual cash tax liability.

Liquidity and Capital Resources

As of September 30, 2012 and December 31, 2011, we had cash, cash equivalents and marketable securities of $166.3 million and $216.5 million, respectively. At September 30, 2012 and December 31, 2011, we had $6.2 million and $1.7 million of cash, respectively, which was held outside of the United States. The cash held outside the United States was needed to meet local working capital requirements for our foreign subsidiaries and is considered permanently reinvested in the applicable foreign subsidiary.

In April 2012, we completed our acquisition of the STB Business from Trident for a total purchase price of $74.9 million. The purchase price included working capital assets of $24.4 million ($10.7 million above the agreed upon target working capital balance) and assumed employee liabilities of $2.3 million. Total cash payments made in connection with the acquisition during the three and nine months ended September 30, 2012 were approximately $1.6 million and $69.5 million, respectively.

In July, 2012, we acquired specific direct broadcast satellite intellectual property and corresponding technologies from PLX, a leading global supplier of high-speed connectivity solutions enabling emerging data center architectures. The purchased assets relate to the design and development of a digital channel stacking switch semiconductor product. The purchase price included a one-time licensing fee for intellectual property which is related to the acquired assets. The total consideration for the net assets and the licensing fee is up to $11.9 million, consisting of an initial cash payment of $6.9 million, which was paid to PLX in July 2012. The additional consideration of up to $5 million is payable upon the achievement of a technical product development milestone and a license approval milestone.

The following table shows our cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$30,079	$33,343
Net cash used in investing activities	(31,006)	(110,560)
Net cash provided by financing activities	3,171	3,793
Net effect of exchange rates on cash	74	46

Net increase (decrease) in cash and cash equivalents	$2,318	$(73,378)

Cash Flows from Operating Activities

Net cash provided by operating activities was $30.1 million for the nine months ended September 30, 2012. Sources of cash provided by operating activities included cash generated from net income of $4.5 million, which included non-cash charges of $11.0 million in stock compensation expenses, depreciation and amortization expense of $3.9 million, amortization of intangible assets of $5.4 million, change in acquisition-related contingent consideration liability of $0.2 million, amortization of premiums on marketable securities of $2.7 million, loss related to equity method investment of $2.5 million and a reserve for excess and obsolete inventory of $0.4 million, offset by $0.2 million of changes in deferred taxes and $0.3 million of excess tax benefits from share-based payment arrangements. Cash used by working capital changes was $0.1 million, which included an increase in our inventory balances of $12.6 million primarily due to the increase in inventory associated with our acquisition of the STB Business from Trident, an increase in our accounts receivable balance of $2.1 million, an increase in prepaid expenses and other current assets of $4.1 million and an increase in long-term assets of $0.4 million. These working capital uses of cash were partially offset by working capital sources of cash including an increase in our accounts payable balance of $8.5 million due to the timing of vendor payments associated with inventory purchases towards the end of the quarter, an increase in accrued payroll and benefit expenses of $6.7 million, and an increase of $3.9 million in accrued expenses and other liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $31.0 million for the nine months ended September 30, 2012 due to the cash payments in connection with our acquisition of the STB Business from Trident as described above of $69.5 million, cash payments in connection with our acquisition of direct broadcast satellite intellectual property and corresponding technologies from PLX of $6.9 million, purchases of available-for-sale securities of $79.7 million and purchases of property and equipment of $4.9 million. Cash used in investing activities was partially offset by proceeds from sales and maturities of available-for-sale securities of $130.0 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.2 million for the nine months ended September 30, 2012, due to proceeds from the issuance of common stock in connection with stock option exercises of $2.9 million and $0.3 million of excess tax benefits from share-based payment arrangements.

Net cash provided by financing activities was $3.8 million for the nine months ended September 30, 2011, due to proceeds from the issuance of common stock in connection with stock option exercises.

We believe that our cash, cash equivalents and investments of $166.3 million as of September 30, 2012, will be sufficient to fund our projected operating requirements for at least the next 12 months.

We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies.

In connection with our acquisition of the STB Business from Trident, we were required to file certain historical financial information for the STB Business pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, portions of which were unavailable to us or Trident. Our inability to file such historical financial information will, for a specified period of time, prevent us from utilizing a Registration Statement on Form S-3 to register our securities. Consequently, until at least our filing of our Annual Report on Form 10-K for the year ended December 31, 2012, our ability to obtain financing will be made more difficult as a result of our inability to register our securities using a Registration Statement on Form S-3.

Indemnities

In the ordinary course of business, we have entered into agreements that include indemnity provisions with certain customers. Based on historical experience and information known as of September 30, 2012, we have not recorded any indemnity obligations.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have adopted this guidance effective January 1, 2012. The adoption of ASU 2011-05 concerns presentation and disclosure only and does not have an impact on our consolidated financial position or results of operations.

There have been no other recent accounting standards or changes in accounting standards during the nine months ended September 30, 2012, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. The fair value of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values. At September 30, 2012, we had $166.3 million in cash, cash equivalents and investments, all of which were stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of the $22.5 million of cash and cash equivalents held as of September 30, 2012, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the fair value of the $143.8 million of our investments by $1.3 million.

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

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have had net operating losses for most of the time we have been in existence, had an accumulated deficit of $146.2 million as of September 30, 2012 and only became profitable on an annual basis for the first time in 2010, and we are unable to predict whether we will remain profitable.*

We were incorporated in 2001, did not commence shipping production quantities of our home networking, high-speed broadband access, direct broadcast satellite outdoor unit, or DBS ODU, and silicon tuner solutions, or collectively our Connectivity solutions, until December 2004 and only became profitable on an annual basis for the first time in 2010. Additionally, we recently acquired the assets comprising our set-top box, or STB, system-on-a-chip, or SoC, solutions from Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, and the integration of those assets into our legacy operations is in its initial phase. Consequently, any predictions about future performance of our going forward operations may not be as accurate as they could be if we had a longer history of successfully commercializing our Connectivity solutions and the more recently acquired STB SoC solutions, and of profitable operations. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.

For the years ended December 31, 2011 and 2010, we generated net income of $26.6 million and $64.7 million, respectively, and for the year ended December 31, 2009, we incurred a net loss of $13.2 million. Although we have been profitable on an annual basis since 2010, we have incurred substantial net losses since our inception and, as of September 30, 2012, we had an accumulated deficit of $146.2 million. Despite our recent profitability, we may incur operating losses in the future as we continue to make significant expenditures related to the development of our STB SoC and Connectivity solutions and the expansion of our business, including in connection with our recent acquisition of certain assets, including STB SoC assets, used in or related to the STB business, or STB Business, of Trident. Prior to our acquisition, the STB Business of Trident was not profitable and unless or until we are able to make the STB Business profitable, it will negatively impact overall profitability going forward. In addition, the costs associated with integrating the STB Business into our existing operations could impair our financial condition and results of operations.

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

Our recently completed acquisition of the STB Business from Trident may not provide the anticipated benefits when and to the extent we expect, which could negatively impact our business and harm our financial position.*

In April 2012, we completed our acquisition of the STB Business from Trident. While we anticipate numerous benefits and synergies from this acquisition, our ability to achieve such benefits in a timely and cost-efficient manner is dependent on our ability to manage the risks associated with this acquisition. We are in the early phases of integrating the STB Business into our existing operations and expect to encounter numerous challenges and risks in connection with this integration, including:

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

•	our lack of expertise with respect to the STB Business and with maintaining and improving upon the quality of products and services that Trident historically provided;

•	the potential need to record accounting charges for restructuring and related expenses, impairment of goodwill and amortization of intangible assets in the future;

•	difficulties in combining corporate cultures, including in geographic locations distant from our headquarters and senior management;

•	issues with maintaining and improving relationships with present and potential customers of the STB Business, and distributors and suppliers of Trident;

•	our ability to generate profits from the STB Business to fund other company initiatives;

•	reliance on key persons still employed by Trident for critical transition services and the risk that Trident will not retain such employees throughout the transition period; and

•	the dependence of the STB Business on a limited number of suppliers and customers, including reliance on NXP B.V. for the manufacture of certain STB solutions.

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

Moreover, in connection with our acquisition of the STB Business from Trident, we were required to file certain historical financial information for the STB Business pursuant to the Securities Exchange Act of 1934, as amended, portions of which were unavailable to us or Trident. Our inability to file such historical financial information will, for a specified period of time, prevent us from utilizing a Registration Statement on Form S-3 to register our securities. Consequently, until at least the filing of our Annual Report on Form 10-K for the year ended December 31, 2012, our ability to obtain financing will be made more difficult as a result of our inability to register our securities using a Registration Statement on Form S-3.

Our implementation of a new enterprise resource planning, or ERP, system could cause disruption to our operations.*

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

Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we currently face, or in the future expect to face, competition from companies such as Broadcom Corporation, or Broadcom, STMicroelectronics N.V., or STMicro, Sigma Designs, Inc., MStar Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., MaxLinear, Inc., or MaxLinear, Qualcomm Incorporated, Lantiq Deutschland GmbH and Vixs Systems, Inc., in the sale of MoCA compliant chipsets and technology, and from companies such as Broadcom, NXP Semiconductors N.V., MaxLinear, STMicro, Qualcomm and Mobius Semiconductor, in the sale of DBS ODU products and from companies such as Broadcom, STMicro, MediaTek Inc., MStar Semiconductor, Inc., Sigma Designs, Inc., Marvell, AMlogic, Abilis, Intel, Qualcomm, HiSilicon Technologies and Vixs in the sale of STB SoCs, and other STB solutions. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge and could acquire significant market share. Further, our current and potential competitors may also enter into licensing arrangements with third parties with respect to MoCA chipsets or technology on licensing terms that are more favorable than the licensing terms that we would be able to offer through the direct licensing of our MoCA chipsets and technology to such third parties. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop solutions or technologies that cause our solutions and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.

Currently, we face competition from a number of established companies that offer products based on competing technologies, such as Data over Cable Service Interface Specifications, or DOCSIS, versions of Digital Subscriber Line, or DSL, Ethernet, HomePNA, HomePlug AV, Broadband over Power Line, High Performance Network Over Coax, or HiNOC, Wi-Fi and LTE solutions. Although some of these competing technologies were not originally designed to operate over coaxial cables, our competitors have modified certain technologies, including HomePNA, HomePlug AV, Broadband over Power Line and Wi-Fi, to work on the same in-home coaxial cables that our Connectivity solutions use. We also expect to face competition from companies that offer products based on G.hn technology in the future. Many of our competitors and potential competitors are substantially larger and have longer operating histories, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Given their capital resources, many of these larger organizations are in a better position to withstand any significant reduction in customer purchases or market downturns. Many of our competitors also have broader product lines and market focus, allowing them to bundle their products and services and effectively use other products to subsidize lower prices for those products that compete with ours or to provide integrated product solutions that offer cost advantages to their customers. In addition, many of our competitors have been in operation much longer than we have and therefore have better name recognition and more long-standing and established relationships with service providers, original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs.

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

•	our ability to identify new and emerging markets and market trends;

•	our ability to reduce our product costs and receive favorable pricing from our suppliers;

•	our ability to recruit design and application engineers and other technical personnel;

•	our ability to protect our intellectual property and obtain licenses to the intellectual property of others on commercially reasonable terms;

•	our ability to expand our DBS ODU solutions growth outside of North America;

•	our ability to transition our customers from older to newer generations of our solutions;

•	our ability to expand MoCA penetration outside of the United States; and

•	our ability to create a retail market for our Connectivity solutions in consumer electronics devices, such as televisions.

Our inability to address any of these factors effectively, alone or in combination with others, could seriously harm our business, operating results and financial condition.

In addition, consolidation by industry participants could result in competitors with further increased market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which would allow them to compete more effectively against us. As previously discussed, current and potential competitors may also gain such competitive advantages by establishing financial or strategic relationships with existing or potential customers, suppliers or other third-parties. These new competitors or alliances among competitors, customers, or suppliers could emerge rapidly and acquire significant market share. In addition, some of our suppliers and customers offer, or may in the future offer, products that compete with our solutions. Depending on the participants, industry consolidation or the formation of strategic relationships could have a material adverse effect on our business and results of operations by reducing our ability to compete successfully in our current markets and the markets we are seeking to serve.

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*

We derive a substantial portion of our revenues from a limited number of customers. For example, for the year ended December 31, 2011, Wistron and Motorola accounted for 25% and 17% of our net revenues, respectively; for the year ended December 31, 2010, Wistron and Motorola accounted for 21% and 17% of our net revenues, respectively; and for the year ended December 31, 2009, Actiontec and Motorola accounted for 16% and 27% of our net revenues, respectively. More recently, during the nine months ended September 30, 2012, Wistron and Motorola accounted for approximately 22% and 13% of our net revenues, respectively. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to sell our solutions to existing and other large customers.

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

With regard to Connectivity solutions, some service providers, ODMs and OEMs have adopted, and others may adopt, multimedia content delivery solutions that rely on technologies other than the MoCA standard or may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, MoCA-based solutions. The alternative technology solutions, which compete with MoCA-based solutions, include Ethernet, HomePNA, HomePlug AV and Wi-Fi. It is critical to our success that additional service providers, including telecommunications carriers, digital broadcast satellite service providers and cable operators, adopt the MoCA standard for home networking and deploy MoCA solutions to their customers. If the market for MoCA-based solutions does not continue to develop or develops more slowly than we expect, or if we make errors in predicting adoption and deployment rates for these solutions, our revenues may be significantly adversely affected. Our operating results may also be adversely affected by any delays in consumer upgrade to HD services, delays in consumer adoption of OTT services, or if the market for OTT services develops more slowly than we expect.

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

The semiconductor and communications industries are highly cyclical and subject to rapid change and evolving industry standards and, from time to time, have experienced significant downturns in customer demand as well as unexpected increases in demand resulting in production capacity constraints. These factors could impact our operating results, financial condition and cash flows and may increase the volatility of the price of our common stock.*

The semiconductor and communications industries are highly cyclical and subject to rapid change and evolving industry standards and, from time to time, have experienced significant downturns in customer demand. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices; factors which have caused, and could continue to cause, substantial fluctuations in our net revenue and in our operating results. Any downturns in the semiconductor and communications industries may be severe and prolonged, and any failure of these industries to fully recover from downturns could harm our business. For example, because a significant portion of our expense is fixed in the near term or is incurred in advance of anticipated sales, during these downturns we may not be able to decrease our expenses rapidly enough to offset unanticipated shortfalls in revenues during industry downturns, which would adversely affect our operating results. Even as the industry recovers from a downturn, some OEMs and ODMs may continue to slow down their research and development activities, cancel or delay new product development, reduce their inventories and/or take a cautious approach to acquiring products, which may negatively impact our business.

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

•	changes in demand for our solutions or products offered by service providers and our customers;

•	the timing and amount of orders, especially from significant service providers and customers;

•	the seasonal nature of the sales of products that incorporate our solutions by certain service providers which may affect the timing of orders for our solutions;

•	the level and timing of capital spending of service providers, both in the United States and in international markets;

•	competitive market conditions, including pricing actions by us or our competitors;

•	adverse market perception of MoCA-compliant products;

•	any delay in the development, certification or adoption associated with new MoCA standards (e.g., MoCA 2.0) by the alliance, OEMs or service providers;

•	any cut backs or delayed deployments of products that include our solutions, and particularly our STB SoC solutions, by service providers;

•	our unpredictable and lengthy sales cycles;

•	the mix of solutions and solution configurations sold;

•	our ability to successfully define, design and release new solutions on a timely basis that meet customers’ or service providers’ needs;

•

costs related to acquisitions of complementary products, technologies or businesses, including costs associated with our recent acquisitions of the STB Business of Trident and broadcast satellite intellectual property and corresponding technologies from PLX Technology, Inc., or PLX;

•	uncertainty regarding the anticipated benefits and synergies of the STB Business with our existing operations;

•	new solution introductions and enhancements, or the market anticipation of new solutions and enhancements, by us or our competitors;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and the effect of our use of inventory “hubbing” arrangements;

•	unexpected changes in our operating expenses;

•	general economic conditions (including the recent industry and economic downturn) and political conditions in the countries where we operate or our solutions are sold or used;

•	our ability to attain and maintain production volumes and quality levels for our solutions, including adequate allocation of wafer, assembly and test capacity for our solutions by our subcontractors;

•	our customers’ ability to obtain other components needed to manufacture their products;

•	the cost and availability of components and raw materials used in our solutions, including, without limitation, the price of gold and copper;

•	changes in manufacturing costs, including wafer, test and assembly costs, manufacturing yields and solution quality and reliability;

•	our ability to obtain continuous cost reductions from wafer, assembly and test vendors;

•	productivity of our sales and marketing force;

•	our ability to reduce operating expenses in a particular quarter if revenues for that quarter fall below expectations;

•	future accounting pronouncements and changes in accounting policies;

•	disputes between content owners and service providers that result in the delay or elimination of the mass production and sale of products using our technology;

•	costs associated with litigation; and

•	changes in domestic and international regulatory environments.

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

The success of our DBS ODU solutions depends on the demand for our solutions within the satellite digital television market and the growth of this overall market.*

In addition to our Connectivity solutions, we also derive a significant portion of our revenues from sales of our digital broadcast satellite outdoor unit solutions into markets served by digital broadcast satellite providers and their ODM and OEM partners. These revenues result from the demand for HD based TV’s and DVR’s within single family households, multi dwelling units and hospitality establishments that receive their video from digital broadcast satellites. The digital broadcast satellite market may not grow in the future as anticipated or a significant market slowdown may occur, which would in turn reduce the demand for applications or devices, such as multi-switch and low-noise block converters that rely on our digital broadcast satellite outdoor unit solutions. Because of the intense competition in the satellite, terrestrial and cable digital television markets, the unproven technology of many products addressing these markets and the short product life cycles of many consumer applications or devices, it is difficult to predict the potential size and future growth rate of the markets for our digital broadcast satellite outdoor unit solutions. If the demand for our digital broadcast satellite outdoor unit solutions is not as great as we expect, or if we are unable to produce competitive solutions to meet that demand, our revenues could be adversely affected.

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

In addition, if areas characterized by fiber optic networks that terminate within one kilometer of customer premises do not continue to grow, or we are unable to develop broadband access solutions that are competitive outside of these areas, the demand for our broadband access solutions may not grow and our revenues may be limited. Even if the markets in which our broadband access solutions are targeted continue to grow or we are able to serve additional markets, customers and service providers may not adopt our technology. There are a growing number of competing technologies for delivering high-speed broadband access from the service provider’s network to the customer’s premises. For example, our broadband access solutions face competition from products using DOCSIS, versions of DSL, Ethernet, fiber to the home and LTE solutions. Moreover, there are many other access technologies that are currently in development including some low cost proprietary solutions. If service providers adopt competing products or technologies, the demand for our broadband access solutions will decline and we may not be able to generate significant revenues from these solutions.

We have and in the future intend to continue to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this expansion and growth, or if our business does not continue to grow as we expect, we may not be able to realize a return on the resources we devote to expansion.*

We added 356 new global employees to our employee headcount as a result of our acquisition of the STB Business from Trident. We also recently acquired direct broadcast satellite intellectual property and corresponding technologies from PLX. We anticipate that we will continue to expand our infrastructure and grow our headcount to accommodate changes in our research and development strategy and achieve planned expansion of our solution offerings, projected increases in our customer base and anticipated growth in the number of our solution deployments. This rapid growth will place a strain on our administrative and operational infrastructure. Our success in managing our growth will be dependent upon our ability to:

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

•

acquisition of a partner with which we have a joint venture, investment or strategic relationship by an unaffiliated third party that either delays or jeopardizes the original intent of the partnering relationship or investment;

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

•

obtaining intellectual property rights, contractual rights or other rights or resources from third parties necessary to achieve the anticipated benefits and synergies associated with the acquired business;

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

The STB Business is substantially dependent on NXP B.V. as its sole source manufacturer of certain SoCs and other products and we may face significant hurdles to decrease this dependence moving forward.*

The STB Business is dependent on NXP Semiconductors Netherlands B.V., or NXP, as its sole source manufacturer of certain SoCs and other products. Our reliance on NXP involves several risks, including the indirect risk we bear to the business condition of NXP and its ability to meet our manufacturing needs on a timely basis and on economically reasonable terms. If our arrangement with NXP is terminated, modified in an unforeseen way or if our relationship with NXP were to deteriorate for any reason such that we were required to find an alternative manufacturer, we may sustain lost revenues, increased costs and damage to our customer relationships.

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

Fluctuations in the mix of solutions we sell may adversely affect our financial results.*

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

Our solution development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*

Our solution development efforts require substantial research and development expense. Our research and development expense was $69.2 million and $42.4 million for the nine months ended September 30, 2012 and 2011, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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

Our solutions must interoperate with many software applications and hardware found in service providers’ networks and other devices in the home, and if they do not interoperate properly our business would be harmed.*

Our solutions must interoperate with service providers’ networks and other devices in the home, which often have varied and complex specifications, utilize multiple protocol standards, software applications and products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, we must continually ensure that our solutions interoperate properly with existing and planned future networks. To meet these requirements, we must undertake development efforts that involve significant expense and the dedication of substantial employee resources. We may not accomplish these development efforts quickly or cost-effectively, if at all. If we fail to maintain or anticipate compatibility with products, software or equipment found in our customers’ networks, we may face substantially reduced demand for our solutions, which would adversely affect our business, operating results and financial condition.

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

We extend credit to our customers, sometimes in large amounts, but there is no guarantee every customer will be able to pay our invoices when they become due.*

As part of our routine business, we extend credit to customers purchasing our solutions. While our customers may have the ability to pay on the date of shipment or on the date credit is granted, their financial condition could change and there is no guarantee that customers will ever pay the invoices. Rapid changes in our customers’ financial conditions and risks associated with extending credit to our customers can subject us to a higher financial risk and could have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of third parties to manufacture, assemble and test our solutions which reduces our control over key aspects of our solutions and their availability.*

We do not own or operate a manufacturing, assembly or test facility for our solutions. Rather, we outsource the manufacture, assembly and testing of our solutions to third-party subcontractors including Taiwan Semiconductor Manufacturing Company, Ltd., Jazz Semiconductor, Inc. (a wholly owned subsidiary of Tower Semiconductor, Inc), Amkor Technologies, Inc. and Giga Solution Tech. Co., Ltd. Further, the STB Business recently acquired from Trident is dependent on NXP as its sole source manufacturer of STB solutions. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality solutions on time. Our reliance on sole or limited suppliers involves several risks, including susceptibility to increased manufacturing costs if competition for foundry capacity intensifies and reduced control over the following:

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

When demand for manufacturing capacity is high, we may take various actions to try to secure sufficient capacity, which may be costly and negatively impact our operating results.*

The ability of each of our subcontractors’ manufacturing facilities to provide us with chipsets is limited by their available capacity and existing obligations. Although we have purchase order commitments to supply specified levels of solutions to our customers, we do not have a guaranteed level of production capacity from any of our subcontractors’ facilities to produce our solutions. Facility capacity may not be available when we need it or at reasonable prices. In addition, our subcontractors may allocate capacity to the production of other companies’ products and thereby reduce deliveries to us on short notice.

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

Increasingly stringent environmental laws, rules and regulations could adversely affect our ability to cost-effectively produce our solutions and if we fail to comply with environmental regulatory requirements, our operating results could be adversely affected.*

The electronics industry has been subject to increasing environmental regulations. At the same time, we face increasing complexity in our solution design and procurement operations as we adjust to requirements relating to the materials composition of many of our solutions. The European Union has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the European Union, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, directive that restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006, and many other countries, including China, Taiwan and Korea, where the majority of our solutions are manufactured and packaged and sold, have also adopted similar directives banning or limiting the use of specified substances in products introduced into their domestic markets. We have incurred costs in connection with our compliance with these environmental laws and regulations, such as costs related to eliminating lead from our semiconductor solution packaging. Other environmental regulations may be enacted in the future, including in the United States, that require us to re-engineer or redesign our solutions and processes to utilize components that are compatible with these regulations and this re-engineering and redesign may result in additional costs to us or disrupt our operations or logistics. If we or the third-party manufacturers of our solutions are unable to meet future environmental regulations in a timely and cost-effective manner, it could have a material adverse effect on our business, results of operations and financial condition.

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

We may not be able to obtain the financing necessary to operate and grow our business.*

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

Moreover, in connection with our acquisition of the STB Business from Trident, we were required to file certain historical financial information for the STB Business pursuant to the Securities Exchange Act of 1934, as amended, portions of which were unavailable to us or Trident. Our inability to file such historical financial information will, for a specified period of time, prevent us from utilizing a Registration Statement on Form S-3 to register our securities. As a result, until at least the filing of our Annual Report on Form 10-K for the year ended December 31, 2012, our ability to obtain financing will be made more difficult as a result of our inability to register our securities using a Registration Statement on Form S-3.

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

The acquisition of the STB Business of Trident and the direct broadcast satellite intellectual property from PLX greatly expands the size of our patent portfolio and our ability to manage this growth could have significant effects on our business.*

Upon closing the Trident and PLX acquisitions, both the number of issued and granted patents under our control and the number of pending patent applications under our control increased substantially. The risks associated with managing what is now a complex portfolio of patents are significant. Our ability to manage these risks, including increased costs related to patent prosecution, maintenance costs and potential legal costs in protecting, defending and enforcing our rights under these patents may consume more resources than we expect, and could negatively impact our business. There is no guarantee that the patents we have acquired are sufficient to provide meaningful protection. If we are unsuccessful in managing the expanded portfolio or if the value of the patents is less than we anticipate, we may not fully achieve the anticipated benefits of our acquisitions and our financial results may suffer.

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

Possible third-party claims of infringement of proprietary rights against us, our customers or the service providers that purchase products from our customers, or other intellectual property claims or disputes, could have a material adverse effect on our business, results of operations or financial condition.*

The semiconductor industry is characterized by a high level of litigation based on allegations of infringement of proprietary rights. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are selling and developing solutions. Because patent applications take many years to issue, currently pending applications, known or unknown to us, may later result in issued patents that we infringe. In addition, third parties continue to actively seek new patents in our field. It is difficult or impossible to keep fully abreast of these developments and therefore, as we develop new and enhanced solutions, we may sell or distribute solutions that inadvertently infringe patents held by third parties.

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

Our use of open source software and third-party technologies, including software, could impose limitations on our ability to commercialize our solutions.*

We incorporate open source software into our solutions, including certain open source code which is governed by the GNU General Public License, Lesser GNU General Public License and Common Development and Distribution License. In addition, open source software may be incorporated into the technology developed by our technology partners either with or without our knowledge and may be incorporated into our solutions either with or without our knowledge. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In such event, we could be required to seek licenses from third parties in order to continue offering our solutions, make our proprietary code generally available in source code form (for example, proprietary code that links in particular ways to certain open source modules), which could result in our trade secrets being disclosed to the public and the potential loss of intellectual property rights in our software, require us to re-engineer our solutions, discontinue the sale of our solutions if re-engineering cannot be accomplished on a cost-effective and timely basis, or become subject to other consequences, any of which could adversely affect our business, operating results and financial condition.

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

Because we license some of our software source code directly to customers, we face increased risks that our trade secrets will be exposed through inadvertent or intentional disclosure, which could harm our competitive position or increase our costs.*

We license some of our software source code to our customers, which increases the number of people who have access to some of our trade secrets and other proprietary rights. Contractual obligations of our licensees not to disclose or misuse our source code may not be sufficient to prevent such disclosure or misuse. The costs of enforcing contractual rights could substantially increase our operating costs and may not be cost-effective, reasonable under the circumstances or ultimately succeed in protecting our proprietary rights. If our competitors access our source code, they may gain further insight into the technology and design of our solutions, which would harm our competitive position.

Risks Related to International Operations

A significant portion of our revenues comes from our international customers and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised 99% and 100% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively. Our international presence has significantly increased as a result of our acquisition of the STB Business from Trident and as a result our exposure to the risks of international business activities are likely to increase. Certain of these risks, include:

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

Because we operate in jurisdictions in which local business practices may be inconsistent with international regulatory requirements, including anti-corruption and anti-bribery regulations prescribed under the U.S. Foreign Corrupt Practices Act, or FCPA, which, among other things, prohibits giving or offering to give anything of value with the intent to influence the awarding of government contracts. Although we believe that we have adequate policies and enforcement mechanisms to ensure legal and regulatory compliance with the FCPA and other similar regulations, it is possible that some of our employees, subcontractors, agents or partners may violate any such legal and regulatory requirements, which may expose us to civil and/or criminal penalties and other sanctions, which could have a material adverse effect on our business, financial condition and results of operations. If we fail to comply with legal and regulatory requirements, our business and reputation may be harmed.

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

If our employees in China were to unionize, our operating costs with respect to our China operations would likely increase.*

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

Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*

As of September 30, 2012, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 16.0% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities of the Company that were sold during the three months ended September 30, 2012:

(1)	As of June 30, 2012, options to purchase up to 828,767 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the three months ended September 30, 2012, 51,383 of these options were canceled without being exercised and options to purchase 50,686 shares of common stock were exercised at a weighted average exercise price of $1.63 per share. As of September 30, 2012, options to purchase up to 726,698 shares of our common stock remained outstanding under the 2001 Plan.

(2)	As of June 30, 2012, options to purchase up to 206,038 shares of our common stock were outstanding under our RF Magic, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the three months ended September 30, 2012, none of these options were canceled without being exercised and options to purchase 5,197 shares of common stock were exercised at a weighted average exercise price of $0.44 per share. As of September 30, 2012, options to purchase up to 200,841 shares of our common stock remained outstanding under the RF Magic Plan.

(3)	In July 2012, we issued 34,602 shares of our common stock to a former director in settlement of a claim related to compensation for his services.

All of the offers, sales and issuances of the securities described in paragraphs (1) and (2) were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were our employees, directors or bona fide consultants and received the securities under the 2001 Plan or RF Magic Plan, as the case may be. The offer and issuance of the securities described in paragraph (3) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated under Regulation D, and the recipient of such securities met the qualifications required to satisfy such exemption. Appropriate legends were affixed to the securities issued in these transactions to the extent required. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

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

Date: November 1, 2012

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