Form 10-K
period 2012-12-31
ENTROPIC COMMUNICATIONS INC
filed 2013-03-01
CIK 1227930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $496.8 million based on the closing price of the registrant’s common stock on The NASDAQ Global Market of $5.64 per share on June 29, 2012.

There were 89,322,067 shares of the registrant’s common stock issued and outstanding as of February 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the registrant’s 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2012.

ENTROPIC COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2012

Entropic, Entropic Communications, c.LINK®, RF Magic and our logo are among the trademarks of Entropic Communications, Inc. and/or its affiliates in the United States and certain foreign countries. Any other trademarks or trade names mentioned are the property of their respective owners.

i

FORWARD-LOOKING STATEMENTS

All statements included in this Annual Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning our ability to sustain profitability; our acquisition of the assets used in or related to the STB business of Trident Microsystems, Inc. and certain of its subsidiaries, the competitive nature of the markets in which we compete and the effect of competing products and technologies; the demand for our solutions; the adoption of our technologies and the Multimedia over Coax Alliance, or MoCA, standard; the competitive nature of service providers; our dependence on manufacturers, sales representatives, distributors and other third parties; our ability to create and introduce new solutions and technologies; our ability to effectively manage our growth; our ability to successfully acquire companies or technologies that would complement our business; the ability of our contract manufacturers to produce and deliver products in a timely manner and at satisfactory prices; our ability to protect our intellectual property and avoid infringement of the intellectual property of others; our reliance on our key personnel; the effects of government regulation; our ability to obtain sufficient capital to expand our business; our ability to manage our business in the midst of a fragile economy; the cyclical nature of our industry; our ability to effectively transact business in foreign countries; and our ability to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Overview

Entropic is a world leader in semiconductor solutions for the connected home. We transform how traditional HDTV broadcast and Internet protocol, or IP,-based streaming video content is seamlessly, reliably, and securely delivered, processed, and distributed into and throughout the home. Entropic’s next-generation Set-top Box, or STB, System-on-a-Chip, or SoC, and home connectivity, or Connectivity, solutions enable global Pay-TV operators to offer consumers more captivating whole-home entertainment experiences by evolving the way digital entertainment is delivered, connected and consumed—in the home and on the go.

We are recognized as the only pure-play platform semiconductor company in connected home entertainment. Our platform semiconductor solutions provide a unified vision for how our core silicon can be leveraged in reference hardware and software coupled with middleware and applications to enhance consumers’ overall digital entertainment experiences. Our platform solutions power next-generation TV engagement experiences by:

•	Reliably delivering broadcast and IP content into the home with our end-to-end Satellite and Broadband Access solutions;

•	Seamlessly connecting digital entertainment to consumer devices throughout the home via a dependable MoCA® (Multimedia over Coax Alliance) backbone; and

•	Ensuring consumers can securely consume rich digital entertainment with our advanced, open standards-based media processing SoC solutions.

The Entropic platform is at the heart of the digital entertainment ecosystem—connecting technologies, applications, services and people. Looking specifically at products, we offer a diverse portfolio of STB, SoC and Connectivity solutions that include the following:

•

STB SoC Solutions: We added STB SoC solutions to our product offering in April 2012, when we completed the acquisition of assets related to the STB business of Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident. The acquired assets included a diverse STB product portfolio, composed of a comprehensive suite of digital STB components and system solutions for the worldwide satellite, terrestrial, cable and IP television, or IPTV, markets. Our STB products primarily consist of STB SoCs, but also include DOCSIS modems, interface devices and media processors. In addition to traditional standard-definition, or SD, STBs and advanced high-definition, or HD, STBs, many of these products feature ARM® application processor-based SoCs that have been optimized for leading Web technologies.

•

Connectivity Solutions: Our Connectivity solutions enable access to broadcast and IPTV services as well as deliver and distribute other media content, such as movies, music, games and photos, throughout the home and include:

•	Home networking solutions based on the MoCA standard which use existing coaxial cable to create a robust IP-based network for easy sharing of HD video and other multimedia content throughout the home;

•

High-speed broadband access solutions which use coaxial cable infrastructure to deliver “last few hundred meter” connectivity for high-speed broadband access to single-family homes and multiple dwelling units; and

•

Direct Broadcast Satellite outdoor unit, or DBS ODU, solutions which consist of our band translation switch, or BTS, and channel stacking switch, or CSS, products which simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable. Adding to our breadth of DBS ODU offerings, in July 2012 we acquired specific direct broadcast satellite intellectual property and corresponding technologies from PLX Technology, Inc. The purchased assets provided an accelerated roadmap for our digital channel stacking switch, or dCSS, semiconductor product, which will ultimately lead toward highly-integrated products that incorporate broadband capture and IP output.

Our products allow telecommunications carriers, cable operators, DBS ODU, over-the-air and over-the-top, or OTT, service providers, which we collectively refer to as service providers, to enhance and expand their service offerings and reduce deployment costs in an increasingly competitive environment. Our STB SoC and Connectivity solutions are now being deployed into consumer homes to support advanced services such as multi-room DVR, HD video calling and OTT content delivery. Our products are deployed by major service providers globally, including Comcast, Cox Communications, DIRECTV, DISH Network, OCN (China), Time Warner Cable, Topway (China), UPC (Netherlands) and Verizon, as well as by a number of smaller service providers.

We have extensive core competencies in video communications, networking algorithms and protocols, SoC design, embedded software, mixed signal and radio frequency integrated circuit design, and communications and radio frequency systems. We use our considerable experience with service provider-based deployments to create solutions that address the complex requirements associated with delivering multiple streams of HD video into and throughout the home and processing those video streams for display on televisions or other devices in the home.

Since making two transformative acquisitions in 2012, we updated our brand identity in January 2013 to represent the significant shift in our overall vision, look and message. The corporate logo was modernized to reflect the newly integrated company and the word “Communications” is dropped from our name in all new marketing communications programs.

We were incorporated in Delaware in January 2001. Our principal executive offices are located at 6290 Sequence Drive, San Diego, California 92121, and our telephone number is (858) 768-3600. Our corporate website address is www.entropic.com. Our current and future annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission, or SEC, are, and will continue to be, available, free of charge, through the investor relations section of our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. The information contained on, or accessible through, our website is not intended to be part of this or any other report we file with, or furnish to, the SEC and shall not be incorporated by reference into this 10-K. Our common stock trades on The NASDAQ Global Select Market under the symbol ENTR.

Industry Background

Intense competition among service providers, including new emerging OTT service providers, is driving a revolution in the delivery of video and other multimedia content into and throughout the home. According to research by IMS Research, the number of worldwide HD video consumer premise equipment (consisting of HD-DTAs / STBs / Gateways / Media Servers / HD DVRs) is expected to grow from 79 million in 2011 to approximately 182 million by 2015, representing a compound annual growth rate of approximately 23 percent. Service providers are making significant infrastructure investments to differentiate their offerings by adding new video services such as HD video, video-on-demand, “whole-home” DVR, as well as bundled video, voice, broadband data, 3G/4G/Wi-Fi coverage (via strategic partnerships) and now home automation and security or “quintuple-play,” services leveraging the technology in STBs to act as part of the consumer’s “mesh-network”. This enables the consumer to not only enjoy advanced new services no matter where they are or the device they have, but also control a variety of functions from temperature, lighting and IP cameras via their mobile device when they are away from the home. The more services that are “bundled,” the more integral the service provider becomes in the day-to-day life of the consumer, reducing subscriber turnover all the while increasing the average revenue per user and driving subscriber growth. With every one of these new services introduced, the “IP-backbone” of the home is becoming more and more critical in terms of reliability, quality of service, or QoS, low-latency and remote management by the service provider.

Several favorable consumer entertainment trends are contributing to the increasing video and multimedia revenue opportunity for service providers. These trends include:

•

Increasing availability of digital multimedia content.    The conversion of multimedia content from an analog to a digital format and the increasing number of broadcast content providers who make their video content available for online video streaming are significantly increasing the amount and variety of video, music, photos and other multimedia content that consumers buy, receive and store. In North America, cable providers are moving to all-digital services to reclaim network bandwidth for new, advanced services, such as faster broadband tiers. In Asia, the conversion is being driven by regulation mandates and an increase in competition between providers.

•

Introduction of new video formats requiring greater bandwidth.    The development and introduction of digital video formats starting with SD and progressing to HD, three dimensional, or 3D, and Ultra High Definition Television, or UHDTV (“4K”), not only provide the consumer with a higher quality viewing experience, but also increase the data throughput by up to 16 times the current HD requirements.

•

Proliferation of connected digital multimedia devices within the home.    As a result of the increasing availability of multimedia content from sources inside the home and from the Internet, connected digital multimedia devices such as HDTVs, desktop and laptop personal computers, DVD players, tablets, Blu-ray players, portable media players, gaming consoles, DVRs and OTT STBs can now be found in U.S. households in increasing numbers.

•

Introduction of new multimedia applications.    An increasing number of multimedia applications utilize digital video and other multimedia content for consumer home entertainment. Some examples of these applications include video “time shifting,” or the ability to pause, fast forward and rewind live or stored video, the ability to watch and record multiple television shows at once, video-on-demand, multi-room DVR or “placeshifting” which enables the sharing of multimedia content across devices and between rooms throughout the home, online gaming, streaming of downloaded movies stored on a personal computer to a television, IP calling services such as Skype, and OTT services that directly deliver Internet video content into the home.

•

Increasing consumer adoption of OTT services.    Consumer demand for fully customizable viewing experiences that allow them to select the time, place and content has increased the availability of OTT services such as those offered from Apple (iTunes), Google (Google Play), Netflix, Hulu, BestBuy (CinemaNow), Amazon (Unbox) and Wall-Mart (Vudu), all of which benefit from having a high-speed, highly reliable network connection to digital multimedia devices, such as connected HD video and game consoles, within a home.

•

Increasing number of services being provided.    Consumers have always envied the idea of whole-home automation, but until recently, has been a service only afforded by only a small portion of the population due to the high initial device and equipment installation costs.

With the advent of premium services like “SignatureHome®” service from Time Warner Cable and Comcast’s “Xfinity® Signature Service”, a much larger customer base can enjoy such conveniences in addition to now folding in home security and surveillance, all of which mandate a highly-reliable “IP-backbone” within the consumer’s home. As a result, MoCA is the premier choice of “home networking” of the various cable and pay satellite devices.

By providing more advanced customer premises equipment, service providers are able to more easily introduce new services, simplify and enhance the user experience, and maintain content security and service reliability while meeting these increasing consumer entertainment demands.

We believe traditional cable, satellite and telco/IPTV service providers are competitively positioned to provide these services because they already have licensed access and distribution rights to premium video content, have established the infrastructure that enables carrier class QoS and have developed new system in-home “gateway” or “media server” topologies to leverage the demand for changing consumer behavior. These new gateways or media servers in North America will connect to MoCA-enabled client devices creating a system architecture for multiple system operators with lower total cost of ownership than current deployments. In other countries, we see leading video providers considering similar Client/Server architectures as the most efficient way to deliver broadcast and broadband video.

The stringent communications requirements associated with high-quality HD video, 3D video and other multimedia content present a significant challenge for service providers today. In response, service providers require solutions that enable the distribution of video and other multimedia content into and throughout the home, and processing of such content for display on televisions and other devices, while maintaining the high-quality standards demanded by subscribers. For any such technology solution to succeed, we believe it must satisfy the following requirements:

•

High bandwidth, reliability and full QoS for HD video.    Due to the fact that video is typically a streaming, real-time, visual experience, video quality can rapidly degrade with errors or delays in packet delivery. A high-quality video experience requires reliable first-pass transmission, very low packet error rate, low latency and low jitter. Moreover, video consumes up to 10 times more bandwidth than typical voice and data services and has higher QoS requirements. A connected home with capacity to support multiple high-quality HD video streams requires a high bandwidth network with net throughput in excess of 100 megabits per second for today’s services. In the future, we believe more IP-based video will be distributed around the home along with broadband service bandwidth, thereby increasing need for a home network that can support greater than 250 Mbps.

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

•

Security.    The ability to ensure the secure delivery of content and consumer privacy is an essential element of any successful bundled service offering. Therefore, home networking and access solutions require robust data encryption and other security mechanisms to be considered viable. Service providers have multiple security technology options to choose from in the market today.

To address these requirements and find ways to increase revenues, service providers are exploring new technology platforms that enable delivery of new services into and throughout the home. Our STB and Connectivity solutions help meet this need.

Our Solutions

We provide systems solutions comprised of silicon integrated circuits and software as a platform to enable delivery of multiple streams of HD video and other multimedia content into and throughout the home and which process those video streams for display on HDTVs and other devices. Our solutions are based upon our ability to combine the following core competencies:

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

•

Broad format HD content decoding.    Our solutions ensure STB compatibility for current broadcast MPEG and emerging HD resolutions with commonly used online video on demand, or VOD, and OTT services, including native support for VP8 codec.

•

Extensive video security support.    Our STB SoCs support advanced security features and protocols with hardened cryptology to implement digital rights management and conditional access, or CA, technologies for protecting operator video services with leading CA vendors.

•	Enhanced power management. We ensure low-power designs to meet the compliance needs of North American, Asian and European energy mandates and/or regulations.

•

SoC design, mixed signal and embedded software capabilities.    Our ability to integrate multiple complex functions into a single silicon solution is a result of our significant experience in many disciplines, including embedded system architecture, high-speed and very large-scale integration design, microcontrollers, embedded software, packet processing and high-performance mixed signal design. Our mixed signal design expertise includes designing high-performance analog-to-digital and digital-to-analog converters. We also have in-depth experience in packaging design and automated high-volume test development, which allows us to develop cost-effective solutions.

•

Radio frequency integrated circuit design expertise.    We have extensive experience developing highly-integrated radio frequency integrated circuits. Our broad radio frequency systems and design capability allow us to provide solutions that seamlessly integrate radio frequency functionality within a digital communications platform. We have extensive experience with the complex task of integrating digital, high-speed mixed signal and radio frequency integrated circuit designs into complementary metal-oxide semiconductor SoC.

•

Broad communications and radio frequency systems-level capabilities.    Our system-level knowledge is the result of significant experience supplying solutions for service provider networks and includes an understanding of the critical elements in coaxial cable and satellite networks, such as service provider equipment and other devices both inside and outside the home.

•

Domain expertise in operator-based deployments.    We have close working relationships with service providers, their original design manufacturer, or ODM, and original equipment manufacturer, or OEM, partners, and the consumer electronics markets that they serve. Our extensive experience with service provider deployments allows us to deliver rapid time-to-market solutions over multiple generations of customer premises equipment and access equipment. These close working relationships allow us to serve as a “trusted advisor” and contribute to and gain insight into future service provider, ODM and OEM roadmaps.

Our product lines include STB SoC, Home Networking, DBS outdoor unit and Broadband Access solutions. Our solutions target applications in HD video and other multimedia content distribution networks through cable, satellite, telecommunications and terrestrial mediums. Our solutions are currently used in consumer electronic and service provider customer premises equipment, including set-top boxes, digital transport adapters, or DTAs, broadband routers, DOCSIS gateways, cable modems, optical network terminals, low-noise block converters, multi-room DVRs, residential gateways and Ethernet-to-coax adapters, MoCA-to-WiFi products, and can potentially be used in other devices, such as digital televisions, gaming consoles, connected HDTVs, OTT STBs, media servers and network attached storage devices.

STB SoC

We provide STB SoCs for the worldwide satellite, terrestrial, cable and IPTV markets. STBs have the capability to receive and process DTV signals, which then drive a television that is capable of displaying digital content. This digital content is broadcast via satellite, cable networks or over the air (terrestrial broadcast) in multiple regions throughout the world. Today’s STB market is characterized by advanced video services that drive new capabilities such as 3DTV, 3D graphics user interfaces, personalized multi-screen services, rich navigation and improved multimedia and Internet TV experiences. Service providers are competing to deliver these solutions at the highest quality level, the lowest cost and with the highest security protection in order to win new and retain existing subscribers for pay-TV services. At the same time, this market is also experiencing a rapid transition towards a connected home where semiconductor solutions are making it possible for consumers to access their entertainment and content anywhere and at any time throughout the home.

Our STB products include SoCs and discrete components, providing a family of solutions that deliver advanced performance, industry leading power management and support for on-line VOD services. We offer products targeted for the major markets within STB: satellite, cable and IPTV, and terrestrial STB. For the satellite set-top box market, we offer a full range of chipset solutions for pay-TV operator and free-to-air STBs including DVB-S/DVB-S2/8-PSK demodulators, highly integrated SoCs and PSTN modem interface ICs. The STB SoC portfolio covers a broad spectrum of customer needs from very low cost SD MPEG-2 SoCs to high performance HD H.264 DVR SoCs. For the cable television and telco/IPTV markets, we offer a full range of chipset solutions for STBs’ including highly integrated SoCs. The cable and IPTV STB SoC portfolio covers a broad spectrum of customer needs from very low cost SD MPEG-2 SoCs to high performance HD H.264 DVR SoCs. We also offer products for DOCSISR modems. For the terrestrial broadcast television market, we also offer a full range of free-to-air STB solutions, including DVB-T demodulators and highly integrated

SoCs. The terrestrial broadcast STB SoC portfolio covers a broad spectrum of customer needs from very low cost SD MPEG-2 SoCs to high performance HD H.264 DVR SoCs. Our STB chipset solutions are supported with complete system hardware reference designs and embedded system software. Multiple generations of these SoCs have been deployed in leading operator networks worldwide and support the industry leading conditional access security systems and middleware platforms for various applications including: DVRs, IP Client STBs and Zappers.

In the next generation of STB SoCs identified on our roadmap, we will move to a higher level of integration of discrete components into our SoCs. This is primarily focused on integrating MoCA 2.0 from our Connectivity business to address the growing needs of North American cable and satellite operators. We have also been working on High Efficiency Video Codec, which is the next evolution of the MPEG video compression technology; we expect this will become an industry requirement over the coming two to five years.

Home Networking

Our home networking solutions, which are based on the MoCA standard, target a large and growing market. We are a founding member of MoCA, a global home networking consortium that sets standards for the distribution of video and other multimedia entertainment over coaxial cable, and we are recognized as the pioneer of MoCA technology. MoCA was established in 2004 and includes as its members many major service providers, communications equipment companies, semiconductor manufacturers and consumer electronics companies. MoCA-based products use existing coaxial cable to create a robust Internet protocol-based network for easy sharing of HD video and other multimedia content throughout the home. MoCA is being deployed as the home networking standard for Verizon’s FiOS™ offering and for high-definition STBs, or HD STBs, for DIRECTV, DISH Network, Comcast, Time Warner Cable, Cox Communications and other service providers. We believe that additional service providers are in the process of evaluating, adopting or deploying MoCA-based technology for digital home entertainment networking.

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

We have been working on home networking technologies on which the MoCA specification is based since 2001 and began shipping production quantities of MoCA-compliant chipsets in December 2004. In September 2009, we began shipping our third generation of MoCA 1.1-compliant products and announced the first complete MoCA 2.0 solution in January 2011. During 2012 we announced our multi-band technology in conjunction with our 4th generation MoCA 1.1 solution and have been sampling our MoCA 2.0 solution to our key customers for products currently in development. Our MoCA-compliant chipsets are incorporated in equipment being deployed by Verizon, DIRECTV, Comcast, Time Warner Cable, Cox and other service providers. Our MoCA-compliant products can be used to support on demand video services, online video streaming services, personal computer-to-television content sharing, multi-room DVR and online gaming. We see a growing need for a highly reliable wired home networking solution to support these new multimedia applications. We believe that our new MoCA 2.0 chipset will answer the growing demand for powerful connectivity within the home.

Broadband Access

Our broadband access solutions are designed to meet broadband access requirements in areas characterized by fiber optic networks that terminate within a few hundred meters of a customer’s premises. In particular, our solutions allow cable service operators with fiber optic deployments to offer broadband triple-play services that are competitive with very high-speed digital subscriber line services offered by telecommunications carriers. We believe that this is a large potential target market for our broadband access products and we have several deployments underway with service providers in China. Our broadband access solutions also have applications in vertical markets beyond broadband residential access. Our broadband access solutions have been incorporated into systems currently being deployed in hospitality networks, providing video and broadband services over coax to multiple hotel residents.

Our broadband access solutions use coaxial cable infrastructure to deliver the “last few hundred meters” of connectivity for high-speed broadband access to single-family homes and multiple dwelling units. They incorporate the same physical layer used in our home networking products and a different network-optimized media access controller technology. Our broadband access solutions offer high performance with net throughput in excess of 100 megabits per second. The point-to-multi-point architecture of our solutions currently supports up to 63 subscribers on a single radio frequency channel. Our solutions are capable of supporting multiple channels simultaneously over a single coaxial cable. As a result, this increases the number of subscribers that can be supported and the net throughput that is available by a multiple of the number of channels that are activated, in a single distribution cable. Our high-speed broadband access solutions enable service providers to offer bundled triple-play services over their existing services and cable infrastructure.

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

Our DBS outdoor unit products include band translation switch and channel stacking switch integrated circuits, which are highly complex single-chip radio frequency integrated circuits that integrate multiple independent signal receivers and multiple discrete analog functions onto a single silicon die. Moreover, as many as four channel stacking switch integrated circuits can be linked to provide up to 12 digital broadcast satellite signals on a single cable. Our band translation switch products were specifically designed to operate with DISH Network Corporation’s, or DISH Network, service offerings. We sell our channel stacking switch products to customers who incorporate them into products deployed by other DBS service providers. We are the pioneers in developing band translation switch and channel stacking switch radio frequency integrated circuits and we have helped to define the standard for satellite signal distribution over a single cable in conjunction with members of the European Committee for Electrotechnical Standardization, or CENELEC. We believe that single cable standardization will lead to more rapid adoption and further expand the market for our products. Our band translation switch products are currently used in outdoor equipment deployed by DISH Network and one other North American operator and our channel stacking switch products are currently used in outdoor equipment deployed by DIRECTV, DIRECTV PanAmericana, ClaroTV (formerly Via Embratel), Sky Italia, BSkyB and other service providers.

Our Strategy

Our goal is to be the leading provider of systems solutions for the connected home entertainment market by enabling the delivery, connection and consumption of multiple streams of HD video and other multimedia content into and throughout the home. The key elements of our strategy are to:

•

Extend our technology leadership.    We believe that our success has been, and will continue to be, largely attributable to our interdisciplinary skill set that we leverage to create innovative systems-level solutions. As the incumbent supplier of key video delivery, distribution and processing technologies in service provider-based deployments, we gain critical insight into next generation product and system requirements. We have and will continue to use these insights to enhance our products. For example, as a result of our leadership in developing MoCA 1.0 and 1.1 compliant solutions, we were a leading contributor to the development of the next generation MoCA 2.0 specification. We intend to extend our technology leadership by focusing on our research and development efforts and through targeted technology acquisitions.

•

Expand relationships with industry leaders and customers.    We work very closely with leading service providers, ODMs and OEMs around the world to increase the adoption of connected home entertainment solutions that utilize our technology. We have been selected in deployments by leading service providers including Verizon, DIRECTV, Comcast, Cox Communications and Time Warner Cable, among others, and leading ODMs and OEMs such as Motorola Mobility Inc. (formerly Motorola, Inc.), or Motorola, Wistron NeWeb Corporation, or Wistron, and Actiontec Electronics, Inc., or Actiontec, Technicolor (formerly Thomson), Humax Co., Ltd., or Humax, and Cisco Systems Inc., or Cisco. We believe that expanding our relationships with these companies and further aligning our product and technology roadmap with their strategies will contribute to our future growth. We intend to expand our existing customer relationships by securing additional design wins with our customers and by positioning our connected home entertainment technology as the key differentiator in next generation customer premises equipment. We also intend to expand our relationships with consumer electronics OEMs to increase adoption of our solutions and further develop a retail market for connected home entertainment solutions.

•

Continue to broaden our solutions and pursue complementary acquisitions.    We seek to provide our customers with full platform solutions. Historically, we have used acquisitions to broaden our technology and solutions capabilities and expand our customer base. For example, our company was originally focused on the development of MoCA home networking solutions. In 2007, we expanded our product offerings to include DBS outdoor unit solutions by acquiring RF Magic, Inc. and in 2012, we expanded our product offerings to include STB SoC solutions by acquiring from Trident the assets of its STB business, and accelerated our product roadmap for digital CSS by acquiring assets from PLX Technology, Inc. Over time, we intend to address the large and growing connected home entertainment market by adding additional features and capabilities to our products and provide full platform solutions and opportunistically pursue acquisitions that contribute complementary technology or provide access to new customers.

•

Expand our presence in international markets.    Historically, we have been principally focused on ODMs and OEMs that supply equipment for service provider-based deployments in the United States. We intend to continue to expand our sales and technical support organization to broaden our service provider reach in international markets, primarily in Asia, Europe and South America. For example, we are actively marketing our STB SoC products in Europe and Asia, our MoCA home networking solutions in Europe and South America, our broadband access solutions in China, and our DBS outdoor unit solutions in Europe, South America, and Africa.

•

Drive industry standards.    We use our technology leadership to define specifications and drive industry standards, such as MoCA, which we believe will lead to widespread adoption of our solutions. In Europe, we have actively worked with members of European Committee for Electrotechnical Standardization, or CENELEC, to develop a standard for satellite signal distribution over a single cable. We intend to continue to participate in other standards-settings bodies that we believe will influence our target markets, including CableLabs, the ITU, the Institute of Electrical and Electronics Engineers, the RVU Alliance and Digital Living Network Alliance.

Our Products

We offer products that provide solutions for the delivery, connectivity and consumption of HD video, SD video and other multimedia content into and throughout the connected home. Our products include STB SoC, Home Networking, Broadband Access and DBS outdoor unit solutions. The chart below lists, for certain representative products, a description of the product, its target markets and representative target devices or applications:

Product	Description	Target Markets	Representative Target Devices or Applications
Set-Top Box SoC

EN757x TSC17x	Integrated High Definition IP STB SoC with built-in QAM demodulation for Cable networks available in single and dual-core ARM® Cortex-A9-CPU with Neon SIMD extensions, and Advanced 3D Graphics Capabilities	Cable Operator STBs	HD Cable STBs for two-way communication, Web based processing, OTT STBs, Android based STBs, Hybrid DVB + IP STBs

EN758x TSC18x	Integrated High Definition IP STB SoC, available in single and dual-core ARM® Cortex-A9-based CPU with Neon SIMD extensions, and Advanced 3D Graphics Capabilities	Cable Operator STBs, Telco/IPTV STBs and OTT	HD IP Client STBs for two-way communication, Web based processing, OTT STBs, Android based STBs, Hybrid DVB + IP STBs

EN 753x TSC13x	Integrated High Definition IP STB SoC with Advanced 3D Graphics Capabilities	Telco/IPTV STBs	HD IP Client STBs, OTT STBs, Android based STBs, Hybrid DVB + IP STBs

EN754x TSC14x	Integrated High Definition SoC with built in DVB-S2 demodulation for Satellite Networks and Advanced 3D Graphics Capabilities	Satellite Operator STBs	HD Broadcast Zappers for Satellite, DVR capable STBs, Hybrid DVBS+IP STBs

EN755x TSC15x	Integrated High Definition SoC with built in QAM demodulation for Cable Networks and Advanced 3D Graphics Capabilities	Cable Operator STBs	HD Broadcast Zappers for Cable, DVR capable STBs, Hybrid DVBC+IP STBs

Product	Description	Target Markets	Representative Target Devices or Applications

PNX847x/848x	Integrated High Definition IP STB SoC with Advanced 3D Graphics Capabilities and options for DVR	Multiple Service Operators	HD Broadcast Zappers for Cable, DVR capable STBs, Hybrid DVB+IP STBs and Networked DVR Controller

PNX849x	Integrated High Definition SoC with built in DVB-S2 & QPSK demodulation for Satellite Networks with Advanced 3D Graphics Capabilities and options for DVR	Satellite Pay Operator, DVB Free-to-Air Operators	HD Broadcast Zappers for Satellite, DVR capable STBs, Hybrid DVB+IP STBs

CX2448x	Integrated Standard Definition single chip interactive STB SoC with built in QAM demodulation for Cable Networks	Cable Operator STBs	SD Broadcast Zappers for Cable

CX2415x	Integrated Standard Definition MPEG2/DVB single chip interactive STB SoC with built in QPSK demodulator	Satellite Operator STBs	SD Broadcast Zappers for Satellite
Home Networking
EN101x	Coaxial network interface radio frequency integrated circuit	Networked home entertainment devices	Multi-room DVR, STB, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal

EN 105x	Integrated coaxial network power amplifier, low-noise amplifier and radio frequency switch	Networked home entertainment devices	Multi-room DVR, STB, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal

EN12xx	Coaxial network interface radio frequency integrated circuit	Networked home entertainment devices	Multi-room DVR, STB, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal

EN2xxx	Coaxial network controller integrated circuit	Networked home entertainment devices	Multi-room DVR, STB, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal
Broadband Access
EN101x	Coaxial network interface radio frequency integrated circuit	Broadband access, internet protocol television, and voice over internet protocol	Optical network terminal, point-of-entry network controller, and access customer premises equipment for single family homes and multiple dwelling units

EN3xx1	Access network controller integrated circuit	Broadband access, internet protocol television and voice over internet protocol	Optical network terminal and point-of-entry network controller for single family homes and multiple dwelling units

EN3xx0	Access client integrated circuit	Broadband access, internet protocol television and voice over internet protocol	Access customer premises equipment for single family homes and multiple dwelling units
DBS Outdoor Unit
RF5000	Band translation switch-Dual 2-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units

RF510x	Band translation switch-Triple 2-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units

Product	Description	Target Markets	Representative Target Devices or Applications

RF520x	Channel stacking switch-3-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units

RF521x	Channel stacking switch-3-channel integrated circuit	Global digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units

RF528x	Channel stacking switch-2-channel integrated circuit	Global digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units

Customers

We work closely with ODMs, OEMs and leading service providers around the world to increase the adoption of connected home entertainment solutions that incorporate our technology. Service providers that utilize our products are mainly served by major consumer electronic ODMs and OEMs of connected home entertainment solutions. We have been selected by leading equipment manufacturers such as Actiontec, Cisco Systems, Inc., or Cisco, Motorola, Samsung Electronics Co., Ltd., or Samsung, Technicolor (formerly named Thomson), GlobalSat, Humax Co., Ltd., Wistron and Zinwell Corporation, or Zinwell, for deployments by leading service providers such as DIRECTV, DISH Network, Comcast, Time Warner Cable, Cox and Verizon.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenues. For example, for the year ended December 31, 2012, Wistron and Motorola accounted for 21% and 13% of our net revenues, respectively. For the year ended December 31, 2011, Wistron and Motorola accounted for 25% and 17% of our net revenues, respectively. For the year ended December 31, 2010, Wistron and Motorola accounted for 21% and 17% of our net revenues, respectively. In addition, we depend on a limited number of service providers that purchase products from customers that incorporate our products.

For the year ended December 31, 2012, 88% of our net revenues were derived from Asia, 10% were derived from North America and 2% were derived from Europe. For the year ended December 31, 2011, 89% of our net revenues were derived from Asia, 11% were derived from North America and less than 1% were derived from Europe. For the year ended December 31, 2010, 93% of our net revenues were derived from Asia, 6% were derived from North America and 1% were derived from Europe. Many of our ODM and OEM customers in Asia incorporate our chipsets into products that they sell to U.S.-based service providers. Additional information concerning the allocation of our net revenues and long-lived assets by geographic region can be found in note 11 to our consolidated financial statements included elsewhere in this report.

Research and Development

We believe our future success depends, in part, on our ability to introduce enhancements to our existing products and to develop new products for existing and emerging markets. We work closely with service providers and their ODM and OEM partners to understand their requirements and align our research and development efforts to meet their system requirements. We are also actively engaged in advancing industry initiatives, such as the MoCA standard, through our research and development efforts. We have assembled a team of highly skilled design engineers with core competencies in complex communications chipsets, radio frequency integrated circuits and embedded application software expertise. Our engineers are responsible for new product development efforts while continuing to enhance existing products and provide critical technical support to our customers.

As of December 31, 2012, we had 449 full-time employees engaged in research and development. For the years ended December 31, 2012, 2011 and 2010, the total amount that we spent on research and development activities was $98.4 million, $60.1 million and $48.7 million, respectively.

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

We currently outsource the manufacturing of our STB SoC, home networking and broadband access products, principally to Taiwan Semiconductor Manufacturing Company, or TSMC, and United Microelectronics Corporation, or UMC, and the manufacturing of our DBS outdoor unit products to TowerJazz, the name under which Tower Semiconductor Ltd. and its fully owned U.S. subsidiary Jazz Semiconductor operate. Our products are shipped from such third-party foundries to third-party assembly and testing facilities. Our STB SoC, home networking and our broadband access chipsets are primarily assembled and tested by Amkor Technologies, Inc., or Amkor, Advanced Semiconductor Engineering Group, or ASE Group and NXP Semiconductors, or NXP, while our DBS outdoor unit products are primarily assembled by Amkor and tested by Giga Solution Tech. Co., Ltd., or Giga Solution. We have implemented a robust quality management system designed to assure high levels of product quality for our customers. We have completed and have been awarded ISO 9001:2000 certification. In addition, the independent foundries, assembly and test subcontractors identified above have been awarded ISO 9001:2000 certifications, among others.

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

Our marketing group focuses on our product strategy and management, product development roadmaps, product positioning, new product launch and transition, demand assessment and competitive analysis. The group also ensures that product development activities, product launch, channel marketing program activities, and ongoing demand and supply planning occur in a well-managed and timely manner in coordination with our development, operations and sales groups as well as our service provider representatives, ODMs and OEMs. Our marketing group also has programs in place to work closely with service providers in the role of a “trusted advisor” for STB deployments and initiatives designed to heighten industry awareness of our company, products and technologies, including participating in technical conferences, support of industry initiatives such as MoCA and RVU at the Board of Directors level, publication of technical white papers and exhibition at trade shows.

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

In the market for STB SoCs we compete primarily against Broadcom Corporation and ST Microelectronics. Broadcom offers a full range of products with new technology, comprehensive customer support and aggressive pricing on high capability devices. ST Microelectronics still has a large presence but has reduced investment in software and newer devices and is typically found competing against us in lower cost programs. However, newer Asian entrants such as HiSilicon and MediaTek are aggressively pricing lower cost products along with ST Microelectronics. MediaTek (which has announced plans to acquire MStar Semiconductor) is also attempting to enter higher value markets such as North America. Given significant hurdles to market entry in North America, Broadcom continues to be our primary competitor in these markets.

In the market for home networking solutions, we compete against other semiconductor manufacturers that offer functionality based on the MoCA standard. For example, for the last two years we have been competing with MoCA solutions offered by Broadcom, and we expect to continue to compete with Broadcom and other semiconductor manufacturers in the manufacture and sale of MoCA-compliant chipsets in the future. We also compete against companies that offer products based on non-MoCA home networking solutions, such as Ethernet, HomePNA, Home Plug AV and Wi-Fi, and potentially G.hn when products incorporating the standard for that technology are introduced to the market.

In the DBS market, our band translation switch and channel stacking switch products face competition from discrete solution providers and other semiconductor manufacturers who offer products with similar functionality.

In the broadband access market, our broadband access products compete with other, more well-established high-speed wide area networking technologies such as data over cable service interface specifications, or DOCSIS, versions of Digital Subscriber Line, or xDSL, Ethernet, xPON, and 3rd Generation Partnership Project Long Term Evolution and Worldwide Interoperability for Microwave Access, or WiMAX.

While we believe that our products compete favorably against alternative technologies in these markets, the ultimate competitiveness of our products is highly dependent on, and sensitive to, the particular facts and circumstances of each service provider and its end user customers, such as the type of media content being distributed, the environment in which the distribution is taking place, the available network bandwidth and distribution mediums and the number of devices connected to a network.

Intellectual Property

Our success and future revenue growth depend, in part, on our ability to develop and protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. However, these measures may not provide meaningful protection for our intellectual property. We review our technological developments to identify features that provide us with a technological or commercial advantage and we file patent applications when we deem it to be appropriate to protect these features in the United States and internationally in select countries. In addition to developing technology internally, some of which is patentable, we continually evaluate the acquisition and licensing of intellectual property from third-parties that complements our business. As of December 31, 2012, we had over 400 issued U.S. patents. In addition, as of December 31, 2012, we had over 1,000 granted foreign patents and over 600 patent applications that were pending in the United States and foreign countries. Our patent portfolio expanded significantly during 2012, largely as a result of our acquisition of the STB business from Trident. The term of an issued patent in the United States is at least 20 years from its filing date, unless subject to a terminal disclaimer. The U.S. Patent and Trademark Office provides term extensions for those applications that have been pending for more than three years and for which the duration of the pendency is not the fault of the applicant. Accordingly, many of our patents may receive a longer term due to the benefit of such patent term extensions. Taking such patent terms and any terminal disclaimers into account, the remaining terms of our issued U.S. patents range from 14 to 17 years and the remaining terms for counter-part patents in most foreign jurisdictions are similar, provided we pay the applicable maintenance fees throughout the terms of our issued U.S. and granted foreign patents.

We are the owner of several registered trademarks in the United States and in certain foreign countries, including “Entropic,” “Entropic Communications,” “c.LINK,” “CSS” and “RF Magic.”

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

In addition to our patent rights, we hold significant intellectual property in the form of proprietary trade secrets which we rely on to compete. Designing integrated circuits for set-top boxes (including those that comply with the MoCA specification) or that implement our DBS outdoor unit solutions is technically difficult and requires the application of a wide range of complex engineering disciplines. During the course of creating the technology on which these products are based, we developed significant proprietary know-how and techniques for overcoming the engineering challenges involved in designing such products. We retain such know-how and techniques as proprietary trade secrets that we are not required to license to others as a result of our membership in MoCA. Similarly, we have developed significant proprietary know-how and techniques for implementing our DBS outdoor unit solutions in satellite installations. Consequently, even though we are required to license patent claims that are essential to implement the MoCA standard to other MoCA members and have agreed to license patents and patent applications related to other technologies, such as our DBS outdoor unit solutions and Set-top Box SoC solutions, to third parties on reasonable and non-discriminatory terms, we believe that such licensees would need to overcome significant engineering challenges and develop or obtain comparable proprietary know-how and techniques in order to design products that compete successfully against ours.

We generally enter into nondisclosure agreements with our employees, consultants and strategic partners, and typically control access to and distribution of our proprietary information. Our employees are generally required to assign their intellectual property rights to us and to treat all technology as our confidential information.

Government Regulation

As a company that provides systems solutions composed of silicon integrated circuits with embedded software, we are subject to certain government regulations, including U.S. export controls and foreign countries’ import regulations, as well as customs duties and export quotas, regulations relating to the materials that comprise our products (such as the European Union’s Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment and equivalent regulations adopted by China), and regulations placing constraints on our customers and service providers’ services (such as the Federal Communications Commission’s regulations relating to radio frequency signals emitted in the United States and laws and regulations regarding local cable franchising).

Employees

As of December 31, 2012, we employed a total of 693 people on a full-time basis, including 449 in research and development, 164 in sales, marketing and general and administrative, and 80 in operations. We also engage temporary employees and consultants. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are subject to a collective bargaining agreement. We have never experienced a work stoppage and we consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information regarding our executive officers as of January 31, 2013.

Name	Age	Position
Patrick Henry	50	Chief executive officer and member of our board of directors since September 2003 and president since February 2008. Mr. Henry also served as chairman of our board of directors from July 2007 to January 2009 and as our president from September 2003 to July 2007. From February 2003 to September 2003, he was president and chief executive officer of Pictos Technologies Inc., a developer of digital imaging products which was acquired by ESS Technology. Prior to 2003, Mr. Henry served as chief executive officer of Lincom Wireless, Inc., a chip manufacturing company focused on Wi-Fi products; vice president and general manager at LSI Logic Corporation, a provider of silicon, systems and software technologies; and senior vice president at C-Cube Microsystems Inc., a developer of digital video integrated circuits.

David Lyle	48	Chief financial officer since June 2007. From August 2005 to June 2007, Mr. Lyle was the chief financial officer at RF Magic, acquired by Entropic in June 2007. Prior to RF Magic, Mr. Lyle was finance director and controller for the mobile communications business unit at Broadcom, a provider of highly-integrated semiconductor solutions. He joined Broadcom in July 2004 through its acquisition of Zyray Wireless Inc., a WCDMA baseband co-processor company, where he served as chief financial officer beginning in January 2004. Prior to 2004, Mr. Lyle served as chief financial officer at Mobilian Corporation, a wireless data communications semiconductor company, and in various finance roles at Intel Corporation, a semiconductor company. At Intel, Mr. Lyle served in the microprocessor and networking groups and in the strategic investment arm of Intel, now known as Intel Capital.

Mark Samuel	44	Senior vice president and general manager of the STB business unit since May 2012. Prior to joining Entropic, from February 2010 until April 2012, Mr. Samuel served in senior management, most recently as senior vice president, at Trident Microsystems, Inc., a semiconductor company serving the

Name	Age	Position

		television and set-top box markets. From September 2006 to February 2010, Mr. Samuel worked for NXP Semiconductors, Inc., a semiconductor company, most recently as its vice president. Before that, Mr. Samuel held management positions with Philips Semiconductors and Sony Corporation.

Charlie Lesko	54	Senior vice president of worldwide sales since July 2012. Prior to joining Entropic, from November 2010 until July 2012, Mr. Lesko served as senior vice president of the Automotive Products Business Group at CSR, plc., a semiconductor company and a leader in connectivity, applications processing, video and imaging technology. From August 2008 until November 2010, Mr. Lesko was senior vice president, worldwide sales at CSR, plc. From March 2008 until August 2008, he served as vice president worldwide sales at Maxlinear, Inc., a semiconductor company. From April 2003 to March 2008, Mr. Lesko served as senior vice president of sales and marketing at AMI Semiconductor. Prior to this, Mr. Lesko held management sales positions with various semiconductor companies, including Broadcom Corporation, Axcelis Technologies and Teradyne Inc.

Vahid Manian	52	Senior vice president of global operations since August 2012. Prior to joining Entropic, from September 2010 until June 2011, Mr. Manian served as senior vice president of business operations at Telegent Systems, a semiconductor company serving the mobile TV market that was later acquired by Spreadtrum Communication, a Shanghai-based semiconductor company. From April 2004 until December 2008, Mr. Manian was in senior management at Broadcom Corporation, a leading communications semiconductor company, most recently serving as senior vice president of global manufacturing operations where he oversaw Broadcom’s operations and manufacturing activities.

Vinay Gokhale	49	Senior vice president, corporate development and strategy since April 2012. Mr. Gokhale joined Entropic in January 2009 as senior vice president, marketing and business development. Prior to joining Entropic, from September 2006 until January 2009, Mr. Gokhale served as vice president, wireless

Name	Age	Position

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

Michael Farese	66	Senior vice president global engineering since August 2012. Dr. Farese joined Entropic in June 2010 as senior vice president, engineering and operations. Prior to joining Entropic, from September 2007 until May 2010, Dr. Farese served as chief executive officer at Bitwave Semiconductor, Inc., a fabless semiconductor company and innovator in the development of programmable radio integrated circuits. From September 2005 until September 2007, Dr. Farese served as the senior vice president of engineering at Palm, Inc., a leading developer of PDAs and wireless smartphones. From March 2002 until July 2005, Dr. Farese served as president and chief executive officer at WJ Communications, Inc., a radio frequency semiconductor company providing radio frequency integrated circuits to the wireless infrastructure market, and from October 1999 until January 2002, Dr. Farese served as the president and chief executive officer at Tropian, Inc., a provider of cellular, application-specific integrated circuits. Dr. Farese has also held senior management positions at Motorola, Nokia Mobile Phones Inc. and Ericsson Inc. Dr. Farese is a member of the board of directors of Quicklogic Corporation and PMC-Sierra Inc.

Lance Bridges	51	Senior vice president and general counsel since February 2012. Mr. Bridges joined Entropic in May 2007 as vice president of corporate development, general counsel and secretary. Prior to joining Entropic, Mr. Bridges was a partner at Cooley LLP, where he practiced law since 1991.

Name	Age	Position

Trevor Renfield	41	Vice president, accounting and chief accounting officer since April 2012. From October 2010 to April 2012, Mr. Renfield served as Entropic’s corporate controller and principal accounting officer. Prior to joining Entropic, from August 2007 until October 2010, Mr. Renfield served as vice president, finance and treasurer at DivX, Inc., a creator, distributor and licensor of digital video technologies. From January 2004 until August 2007, Mr. Renfield served as the senior director of finance at Novatel Wireless, Inc., a provider of wireless broadband access solutions, and from June 2003 until January 2004, Mr. Renfield served as the director of financial reporting at Remec, Inc. (acquired by Powerwave Technologies in 2005), a wireless infrastructure business.

Item 1A.	Risk Factors

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

Risks Related to Our Business

We have had net operating losses for most of the time we have been in existence, had an accumulated deficit of $146.1 million as of December 31, 2012 and only recently became profitable on an annual basis, and we are unable to predict whether we will remain profitable.

We were incorporated in 2001, did not commence shipping production quantities of our home networking, high-speed broadband access and direct broadcast satellite outdoor unit, or DBS ODU, and collectively, our Connectivity solutions, until December 2004 and only became profitable on an annual basis for the first time in 2010. Additionally, we recently acquired the assets comprising our set-top box, or STB, system-on-a-chip, or SoC, solutions from Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, and the integration of those assets into our legacy operations is in its initial phase. Consequently, any predictions about future performance of our going forward operations may not be as accurate as they could be if we had a longer history of successfully commercializing our Connectivity solutions and the more recently acquired STB SoC solutions, and of profitable operations. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.

For the years ended December 31, 2012 and 2011, we generated net income of $4.5 million and $26.6 million, respectively, and for the year ended December 31, 2010, we generated net income of $64.7 million. Although we have been profitable on an annual basis since 2010, we have incurred substantial net losses since our inception and, as of December 31, 2012, we had an accumulated deficit of $146.1 million. Despite our recent profitability, we may incur operating losses in the future as we continue to make significant expenditures related to the development of our STB SoC and Connectivity solutions and the expansion of our business, including in connection with our recent acquisition of certain assets, including STB SoC assets, used in or related to the STB business of Trident. Prior to our acquisition, the STB business of Trident was not profitable and unless or until we are able to make the STB business profitable, it will negatively impact our overall profitability going forward. In addition, the costs associated with integrating the STB business into our existing operations could impair our financial condition and results of operations.

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

Our recently completed acquisition of the STB business from Trident may not provide the anticipated benefits when and to the extent we expect, which could negatively impact our business and harm our financial position.

In April 2012, we completed our acquisition of the STB business from Trident. While we anticipate numerous benefits and synergies from this acquisition, our ability to achieve such benefits in a timely and cost-efficient manner is dependent on our ability to manage the risks associated with this acquisition. We are continuing to integrate the STB business into our existing operations and expect to encounter ongoing challenges and risks in connection with this integration, including:

•

the necessity of investing substantially more time and financial resources in the growth and development of the STB business, or in integrating the STB business with our existing operations, than presently anticipated, resulting in increased costs and demands on management and time which could otherwise be devoted to more profitable activities;

•

our ability to integrate, on a timely and cost efficient basis, the STB business, which is more geographically dispersed and substantially more complex than our business prior to the acquisition, including the addition of 356 global employees to our headcount (nearly doubling the size of our headcount);

•	difficulty dealing with tax, employment, logistics, and other related issues resulting from our expanded international operations;

•

the ability of our existing systems, infrastructure and personnel to accommodate the integration of the STB business into our existing operations, including the need to establish uniform standards, controls, procedures and policies (including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002) across our entire business;

•	our lack of expertise with respect to the STB business and with maintaining and improving upon the quality of products and services that Trident historically provided;

•	the potential need to record accounting charges for restructuring and related expenses, impairment of goodwill and amortization of intangible assets in the future;

•	difficulties in combining corporate cultures, including in geographic locations distant from our headquarters and senior management;

•	issues with maintaining and improving relationships with present and prospective customers of the STB business, and distributors and suppliers of Trident;

•	our ability to generate profits from the STB business to fund other company initiatives; and

•	the dependence of the STB business on a limited number of suppliers and customers, including reliance on NXP Semiconductors Netherlands B.V., or NXP, for the manufacture of certain STB products.

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

Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we currently face, or in the future expect to face, competition from companies such as Broadcom Corporation, STMicroelectronics N.V., or STMicro, Sigma Designs, Inc., MStar Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., MaxLinear, Inc., or MaxLinear, Qualcomm Incorporated, Lantiq Deutschland GmbH and Vixs Systems, Inc., in the sale of MoCA compliant chipsets and technology, and from companies such as Broadcom, NXP Semiconductors N.V., MaxLinear, STMicro, Qualcomm and Mobius Semiconductor, in the sale of DBS ODU products and from companies such as Broadcom, STMicro, MediaTek Inc., MStar Semiconductor, Inc., Sigma Designs, Inc., Marvell, AMlogic, Abilis, Intel, Qualcomm, HiSilicon Technologies and Vixs in the sale of STB SoCs, and other STB solutions. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge and could acquire significant market share. Further, our current and potential competitors may also enter into licensing arrangements with third parties with respect to MoCA chipsets or other technology on licensing terms that are more favorable than the licensing terms that we would be able to offer through the direct licensing of our MoCA chipsets and other technology to such third parties. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop solutions or technologies that cause our solutions and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.

In addition to direct competitors, we also face competition from a number of established companies that offer products based on competing technologies. For example, our Connectivity products compete with home networking and access products based on other technologies, such as Data over Cable Service Interface Specifications, or DOCSIS, versions of Digital Subscriber Line, or DSL, Ethernet, HomePNA, HomePlug AV, Broadband over Power Line, High Performance Network Over Coax, or HiNOC, Wi-Fi and LTE solutions. Although some of these competing technologies were not originally designed to operate over coaxial cables, our competitors have modified certain technologies, including HomePNA, HomePlug AV, Broadband over Power Line and Wi-Fi, to work on the same in-home coaxial cables that our Connectivity solutions use. We also expect to face competition from companies that offer products based on G.hn technology in the future. Many of our competitors and potential competitors are substantially larger and have longer operating histories, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Given their capital resources, many of these larger organizations are in a better position to withstand any significant reduction in customer purchases or market downturns. Many of our competitors also have broader product lines and market focus, allowing them to bundle their products and services and effectively use other products to subsidize lower prices for those products that compete with ours or to provide integrated product solutions that offer cost advantages to their customers. In addition, many of our competitors have been in operation much longer than we have and therefore have better name recognition and more long-standing and established relationships with service providers, original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs.

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

•	our ability to identify new and emerging markets and market trends;

•	our ability to reduce our product costs and receive favorable pricing from our suppliers;

•	our ability to recruit design and application engineers and other technical personnel;

•	our ability to protect our intellectual property and obtain licenses to the intellectual property of others on commercially reasonable terms;

•	our ability to transition our customers from older to newer generations of our solutions;

•	our ability to expand our market penetration and revenue growth outside of the United States; and

•	our ability to create a retail market for our Connectivity solutions in consumer electronics devices, such as televisions.

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

We derive a substantial portion of our revenues from a limited number of customers. For example, for the year ended December 31, 2012, Wistron and Motorola accounted for 21% and 13% of our net revenues, respectively; for the year ended December 31, 2011, Wistron and Motorola accounted for 25% and 17% of our net revenues, respectively; and for the year ended December 31, 2010, Wistron and Motorola accounted for 21% and 17% of our net revenues, respectively. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to sell our solutions to our existing and prospective large customers.

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

The industries in which we compete are highly volatile and competitive. In order to compete effectively, we must continually introduce new products or enhance existing products and accurately anticipate customer requirements for new and upgraded products. The introduction of new products by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our existing or future solutions obsolete. Our failure to anticipate or timely develop new or enhanced solutions or technologies in response to technological shifts or changes in customer requirements could result in decreased revenues and an increase in design wins by our competitors.

New product development or the enhancement of existing products is subject to a number of risks and uncertainties. We may experience difficulties with solution design, manufacturing or certification that could delay or prevent the introduction of new or enhanced solutions. Alternatively, even if technical engineering hurdles can be overcome, we must successfully anticipate customer requirements regarding features and performance, the new or enhanced products must be competitively priced, and they must become available during the window of time when customers are ready to purchase our solutions.

Even after new or enhanced products are developed, we must be able to successfully bring them to market. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product production ramp-up issues, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, we cannot determine in advance the ultimate effect of new product introductions and transitions, and any failure to manage new product introduction risks could adversely affect our business.

Our results could be adversely affected if our customers or the service providers who purchase their products are unable to successfully compete in their respective markets.

Our customers and the service providers that purchase products from our customers face significant competition from their competitors. We rely on these customers’ and service providers’ ability to develop products and/or services that meet the needs of their customers in terms of functionality, performance, availability and price. If these customers and service providers do not successfully compete, they may lose market share, which would negatively impact the demand for our solutions. For example, for our Connectivity solutions there is intense competition among service providers to deliver video and other multimedia content into and throughout the home. For the sale of our Connectivity solutions, we are currently dependent on the ability of a limited number of service providers to compete in the market for the delivery of high-definition television-quality video, or HD video, and other multimedia content. Therefore, factors influencing the ability of these service providers to compete in this market, such as competition from alternative content providers or laws and regulations regarding local cable franchising or satellite broadcasting rights, could have an adverse effect on our ability to sell Connectivity solutions. In addition, our digital broadcast satellite outdoor unit solutions are primarily supplied to digital broadcast satellite service providers by our ODM and OEM customers. Digital broadcast satellite service providers are facing significant competition from telecommunications carriers and cable service operators as they compete for customers in terms of video, voice and data services. Moreover, ODMs and OEMs who market cable and satellite STBs are competing with a variety of Internet protocol-based video delivery solutions, including versions of DSL technology and certain fiber optic-based solutions. Many of these technologies compete effectively with cable and satellite STBs. If our customers and the service providers who purchase products from our customers that incorporate our solutions do not successfully compete, they may lose market share, which would reduce demand for our solutions.

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

Many of these same market dynamics apply to advanced STB SoCs which we acquired when we purchased the STB business of Trident. For example, some of our STB solutions use Google’s Android operating system, which allows third party applications and other advanced features to be deployed by service providers. The market for such advanced STB features is relatively new, still evolving and difficult to predict. The future success of our STB solutions line may depend on the adoption and deployment of advanced STB features by service providers and the availability of OTT services that deliver Internet video content into the home. As with our Connectivity solutions, it is difficult to predict the levels of demand and market acceptance of advanced STB solutions, and therefore, if may be difficult to predict future revenues and our investment return from STB solutions that offer advanced features.

With regard to Connectivity solutions, some service providers, ODMs and OEMs have adopted, and others may adopt, multimedia content delivery solutions that rely on technologies other than the MoCA standard or may choose to wait for the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, MoCA-based solutions. The alternative technology solutions which compete with MoCA-based solutions include Ethernet, HomePNA, HomePlug AV and Wi-Fi. It is critical to our success that additional service providers, including telecommunications carriers, digital broadcast satellite service providers and cable operators, adopt the MoCA standard for home networking and deploy MoCA solutions to their customers. If the market for MoCA-based solutions does not continue to develop or develops more slowly than we expect, or if we make errors in predicting adoption and deployment rates for these solutions, our revenues may be significantly adversely affected. Our operating results may also be adversely affected by any delays in consumer upgrade to HD services, delays in consumer adoption of OTT services, or if the market for OTT services develops more slowly than we expect.

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

The semiconductor and communications industries also periodically experience increased demand and production capacity constraints, which may affect the ability of companies such as ours to ship products to customers. Any factor adversely affecting either the semiconductor or communications industries in general, or the particular segments of any of these industries that our solutions target, may adversely affect our ability to generate revenue and could negatively impact our operating results, cash flow and financial condition. The semiconductor and communications industries may experience supply shortages due to sudden increases in demand beyond foundry capacity. In addition to capacity issues, during periods of increased demand these industries may also experience difficulty obtaining sufficient manufacturing, assembly and test resources from manufacturers. If, as a result of these industry issues or other factors that cause capacity constraints at our suppliers, we are unable to meet our customers’ increased demand for our solutions, we would miss opportunities for additional revenue and could experience a negative impact on our relationships with affected customers. Further, in response to the cyclical and rapidly changing nature of the semiconductor and communications industries, our operating results may fluctuate from period to period as we adjust our inventory and production requirements to meet the changing demands of our customers, which could impact our financial condition and cash flows and may increase the volatility of the price of our common stock.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of our control. These fluctuations in our operating results may cause our stock price to fluctuate as well. The primary factors that are likely to affect our quarterly and annual operating results include:

•	changes in demand for our solutions or products offered by service providers and our customers;

•	the timing and amount of orders, especially from significant service providers and customers;

•	the seasonal nature of the sales of products that incorporate our solutions by certain service providers which may affect the timing of orders for our solutions;

•	the level and timing of capital spending of service providers, both in the United States and in international markets;

•	competitive market conditions, including pricing actions by us or our competitors;

•	adverse market perception of our products or their features;

•	any delay in the development, certification or adoption associated with new MoCA standards (e.g., MoCA 2.0) by the alliance, OEMs or service providers;

•	any cut backs or delayed deployments of products that include our solutions, and particularly our STB SoC solutions, by service providers;

•	our unpredictable and lengthy sales cycles;

•	the mix of solutions and solution configurations sold;

•	our ability to successfully define, design and release new solutions on a timely basis that meet customers’ or service providers’ needs;

•

costs related to acquisitions of complementary products, technologies or businesses, including costs associated with our recent acquisitions of the STB business of Trident and broadcast satellite intellectual property and corresponding technologies from PLX Technology, Inc., or PLX;

•	uncertainty regarding the anticipated benefits and synergies of the STB business with our prior existing operations;

•	new solution introductions and enhancements, or the market anticipation of new solutions and enhancements, by us or our competitors;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and the effect of our use of inventory “hubbing” arrangements;

•	unexpected changes in our operating expenses;

•	general economic conditions (including the recent industry and economic downturn) and political conditions in the countries where we operate or our solutions are sold or used;

•	our ability to attain and maintain production volumes and quality levels for our solutions, including adequate allocation of wafer, assembly and test capacity for our solutions by our subcontractors;

•	our customers’ ability to obtain other components needed to manufacture their products;

•	the cost and availability of components and raw materials used in our solutions, including, without limitation, the price of gold and copper;

•	changes in manufacturing costs, including wafer, test and assembly costs, manufacturing yields and solution quality and reliability;

•	our ability to obtain continuous cost reductions from wafer, assembly and test vendors;

•	productivity of our sales and marketing force;

•	our ability to reduce operating expenses in a particular quarter if revenues for that quarter fall below expectations;

•	future accounting pronouncements and changes in accounting policies;

•	disputes between content owners and service providers that result in the delay or elimination of the sale of products using our technology;

•	costs associated with litigation; and

•	domestic and international regulatory changes.

Unfavorable changes in any of the above factors, many of which are beyond our control, could significantly harm our business and results of operations. You should not rely on the results of prior periods as an indication of our future performance.

Adverse U.S. and international economic conditions have affected and may continue to adversely affect our revenues, margins and profitability.

Since September 2008, the credit markets and the financial services industry in the United States and Europe have been experiencing a period of unprecedented turmoil and upheaval. These conditions, together with the slow and fragile recovery facing the broader economy and, in particular, the semiconductor and communications industries, have adversely affected, and may continue to adversely affect, our business as service providers cut back or delay deployments that include our solutions and to the extent that consumers decrease their discretionary spending for enhanced video offerings from service providers, which may in turn lead to cautious or reduced spending by service providers and, in turn, may lead to a decrease in orders for our solutions, thereby adversely affecting our operating results. Our operating results may also be adversely affected by changes in tax laws as governments react to address the gap between their spending outflows and tax revenue inflows.

We may also experience adverse conditions in our cost base due to changes in foreign currency exchange rates that reduce the purchasing power of the U.S. dollar, increase research and development expenses and otherwise harm our business. These conditions may harm our margins and prevent us from sustaining profitability if we are unable to increase the selling prices of our solutions or reduce our costs sufficiently to offset the effects of effective increases in our costs. Our attempts to offset the effects of cost increases through controlling our expenses, passing cost increases on to our customers or any other method may not succeed. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, in 2012, we began entering into foreign currency forward contracts. The contracts are intended to reduce, but will not eliminate, the impact of foreign currency exchange rate movements. In addition, this foreign currency risk management policy may not be effective in addressing long-term fluctuations since our contracts do not extend beyond a 12-month maturity.

The success of our DBS ODU solutions depends on the demand for our solutions within the satellite digital television market and the growth of this overall market.

We derive a significant portion of our revenues from sales of our digital broadcast satellite outdoor unit solutions into markets served by digital broadcast satellite providers and their ODM and OEM partners, the deployment of which may also increase demand for our MoCA-compliant Connectivity solutions. These revenues result from the demand for HD based TV’s and DVR’s within single family households, multi dwelling units and hospitality establishments that receive their video from digital broadcast satellites. The digital broadcast satellite market may not grow in the future as anticipated or a significant market slowdown may occur, which would in turn reduce the demand for applications or devices, such as multi-switch and low-noise block converters that rely on our digital broadcast satellite outdoor unit solutions. Because of the intense competition in the satellite, terrestrial and cable digital television markets, the unproven technology of many products addressing these markets and the short product life cycles of many consumer applications or devices, it is difficult to predict the potential size and future growth rate of the markets for our digital broadcast satellite outdoor unit solutions. If the demand for our digital broadcast satellite outdoor unit solutions is not as great as we expect, or if we are unable to produce competitive solutions to meet that demand, our revenues could be adversely affected.

The market for our broadband access solutions is limited and these solutions may not be widely adopted.

Our broadband access solutions are designed to meet broadband access requirements in areas characterized by fiber optic network deployments that terminate within one kilometer of customer premises. We believe the primary geographic markets for our broadband access solutions are currently in China and in parts of Europe where there are many multi-dwelling units and fiber optic networks that extend to or near a customer premises. We do not expect to generate significant revenues from sales of our broadband access solutions in North America, which is generally characterized by low-density housing, or in developing nations that do not generally have extensive fiber optic networks. To the extent our efforts to sell our broadband access solutions into currently targeted markets are unsuccessful, the demand for these solutions may not develop as anticipated or may decline, either of which could adversely affect our future revenues. Moreover, these markets have a large number of service providers and varying regulatory standards, both of which may delay any widespread adoption of our solutions and increase the time during which competing technologies could be introduced and displace our solutions.

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

We added 346 additional global employees to our employee headcount during 2012, primarily as a result of our acquisition of the STB business from Trident. We also recently acquired direct broadcast satellite intellectual property and corresponding technologies from PLX. We anticipate that we will continue to expand our infrastructure and grow our headcount to accommodate changes in our research and development strategy and achieve planned expansion of our solution offerings, projected increases in our customer base and anticipated growth in the number of our solution deployments. This rapid growth will place a strain on our administrative and operational infrastructure. Our success in managing our growth will be dependent upon our ability to:

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

Our joint development and technology licensing arrangements with customers, companies that we have investments in and other third parties may not be successful.

We have entered into joint development, product collaboration and technology licensing arrangements with customers, companies we have investments in and other third parties, and we expect to enter into new arrangements of these kinds from time to time in the future. Currently we have investments in, and various obligations and commitments to, third parties related to these arrangements. Such arrangements can magnify several risks for us, including loss of control over the development and development timeline of jointly developed products. Accordingly, we face increased risk that our joint development activities may result in products that are not commercially successful or that are not available in a timely fashion. In addition, any third party with whom we enter into a joint development, product collaboration or technology licensing arrangement may fail to commit sufficient resources to the project, change its policies or priorities and abandon or fail to perform its obligations related to the collaboration. The failure to timely develop commercially successful products through our joint development activities as a result of any of these and other challenges could have a material adverse affect on our business, results of operations, and financial condition.

We are currently in the process of developing an integrated chip that combines our MoCA functionality with a third party’s independently developed transcoding technology. We lack experience in developing a highly integrated chip of this nature, and therefore may encounter unexpected engineering challenges and difficulties. This integrated chip, which is being jointly developed with Zenverge, Inc., or Zenverge, will be significantly more complex than other chips that we have developed in the past. Consequently, it might take longer and cost more to develop than we currently anticipate. In addition, given the complexity of this integrated chip and its related software, we may not be successful in addressing cost, quality and reliability issues, which could result in a final product that is more expensive to produce and support or less reliable than other chips we have developed. If this occurs, or if other customer requirements or program objectives are not met, the integrated chip may not achieve widespread market acceptance or meet our profit margin targets, and consequently, our sales may not meet our expectations or the profits from the product may not be sufficient to provide us with an adequate return on our investment. There can be no assurances that our joint development arrangement with Zenverge will be successful or that the resulting integrated chip will be cost-competitive or include all of the functionality required by our customers, or released to production on time.

Any acquisition, strategic relationship, joint venture or investment could disrupt our business and harm our financial condition.

We will continue to actively pursue acquisitions, strategic relationships, joint ventures, collaborations, technology licenses and investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into adjacent markets, or broaden our technology and intellectual property.

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

•

our overpayment for a company, asset or technology or changes in the economic or market conditions or assumptions underlying our decision to make an acquisition may subsequently make the acquisition less profitable or strategic than originally anticipated;

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

Our product development efforts require substantial research and development expense. Our research and development expense was $98.4 million and $60.1 million for the years ended December 31, 2012 and 2011, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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

Our solutions typically have lengthy sales cycles, which may cause our operating results to fluctuate, and a service provider, ODM or OEM customer may decide to cancel or change its service or product plans, which could cause us to lose anticipated sales and expected revenue.

Our solutions typically have lengthy sales cycles. Before deciding to deploy a product containing one of our solutions, a service provider must first evaluate our solutions. This initial evaluation period can vary considerably based on the service provider and solution being evaluated, and could take a significant amount of time to complete. Solutions incorporating new technologies generally require longer periods for evaluation. After this initial evaluation period, if a service provider decides to adopt our solutions, that service provider and the applicable ODM or OEM customers will need to further test and evaluate our solutions prior to completing the design of the equipment that will incorporate our solutions. Additional time is needed to begin volume production of equipment that incorporates our solutions. Due to these lengthy sales cycles, we may experience significant delays from the time we incur research and development and sales expenses until the time, if ever, that we generate sales and revenue from these solutions. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel or change its product plans. From time to time, we have experienced changes, delays and cancellations in the purchase plans of service providers or our customers. A cancellation or change in plans by a service provider, ODM or OEM customer could prevent us from realizing anticipated sales and the associated revenue. In addition, our anticipated sales could be lost or substantially reduced if a significant service provider, ODM or OEM customer reduces or delays orders during our sales cycle or chooses not to release equipment that contains our solutions. We may invest significant time and effort in marketing to a particular customer that does not ultimately result in a sale to that customer. As a result of these lengthy and uncertain sales cycles for our solutions, it is difficult for us to predict if or when our customers may purchase solutions in volume from us, and our operating results may vary significantly from quarter to quarter, which may negatively affect our operating results for any given quarter.

We have limited control over the indirect channels of distribution we utilize, which makes it difficult to accurately forecast orders and could result in the loss of certain sales opportunities.

A portion of our revenue is realized through independent resellers and distributors that are not under our control. For the year ended December 31, 2012, 5% of our net revenues were through these entities. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. Our revenues could be adversely affected if our relationships with resellers or distributors were to deteriorate or if the financial condition of one or more significant resellers or distributors were to decline. In addition, as our business grows, there may be an increased reliance on indirect channels of distribution. There can be no assurance that we will be successful in maintaining or expanding these indirect channels of distribution. This uncertainty could result in the loss of certain sales opportunities. Furthermore, our reliance on indirect channels of distribution may reduce visibility with respect to future business opportunities, thereby making it more difficult to accurately forecast orders. Further, we use the “sell-through” accounting policy model which recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. Because we use the “sell-through” methodology, we may have variability in our revenue from quarter to quarter.

If we do not achieve additional design wins in the future or if we do not complete our design-in activities before a customer’s design window closes, our future sales and revenues could be adversely affected and our customer relationships could be harmed.

To achieve design wins with OEM customers and ODMs, we must define and deliver cost-effective, innovative and high performance solutions on a timely basis, before our competitors do so. In addition, the timing of our design-in activities with key customers and prospective customers may not align with their open design windows, which may or may not be known to us, making design win predictions more difficult. If we miss a particular customer’s design window, we may be forced to wait an entire year or even longer for the next opportunity to compete for the customer’s next design. The loss of a particular design opportunity could eliminate or substantially delay revenues from certain target customers and markets, which could have a material adverse effect on our results of operations and future prospects as well as our customer relationships. Even after a design win, customers are not obligated to purchase our products and can choose at any time to reduce or cease use of our products, for example, if its own products are not commercially successful, or for any other reason. We may not continue to achieve design wins or to convert design wins into actual sales, and failure to do so could materially and adversely affect our operating results.

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

We do not have long-term commitments from our customers and our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand for our solutions accurately, we may incur solution shortages, delays in solution shipments or excess or insufficient solution inventory.

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

As part of our routine business, we extend credit to customers purchasing our solutions. While our customers may have the ability to pay on the date of shipment or on the date credit is granted, their financial condition could change and there is no guarantee that customers will ever pay the invoices. Rapid changes in our customers’ financial conditions and risks associated with extending credit to our customers can subject us to a higher financial risk and could have a material adverse effect on our business, financial condition and results of operations. This risk is exacerbated by our reliance on a limited number of customers who purchase our solutions.

We depend on a limited number of third parties to manufacture, assemble and test our solutions which reduces our control over key aspects of our solutions and their availability.

We do not own or operate a manufacturing, assembly or test facility for our solutions. Rather, we outsource the manufacture, assembly and testing of our solutions to third-party subcontractors including Taiwan Semiconductor Manufacturing Company, Ltd., Jazz Semiconductor, Inc. (a wholly owned subsidiary of Tower Semiconductor, Inc), Amkor Technologies, Inc., Advance Semiconductor Engineering Group and Giga Solution Tech. Co., Ltd. Further, the STB business recently acquired from Trident relies heavily on NXP to manufacturer certain STB solutions. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality solutions on time. Our reliance on sole or limited suppliers involves several risks, including susceptibility to increased manufacturing costs if competition for foundry capacity intensifies and reduced control over the following:

•	supply of our solutions available for sale;

•	pricing, quality and timely delivery of our solutions;

•	prices and availability of components for our solutions; and

•	production capacity for our solutions, including shortages due to the difficulties of suppliers to meet production capacities because of unexpected increases in demand.

Because we rely on a limited number of third-party manufacturers, if we elect to expand the number of third-party manufacturers to whom we outsource the manufacture, assembly or testing of our solutions, or if we are required to change contract manufacturers because any of our contract manufacturers become unable or unwilling to continue manufacturing our solutions for any reason, we may sustain lost revenues, increased costs and damage to our customer relationships or other harm to our business. Any engagement of new or alternative third-party manufacturers will require us to spend significant time and expense in identifying and qualifying such manufacturers and solutions manufactured by such manufacturers will, in turn, need to be qualified by our customers. The lead time required to establish a relationship with a new manufacturer is long, and it takes time to adapt a solution’s design and technological requirements to a particular manufacturer’s processes. In connection with our engagement of new or alternative third-party manufacturers, we may experience bugs and defects as we work through the process, which could result in delayed or decreased revenue and harm to our reputation and our relationship with our customers.

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

The ability of each of our supplier’s manufacturing facilities to provide us with chipsets is limited by its available capacity and existing obligations. Although we may have purchase order commitments to supply products to our customers, we do not have a guaranteed level of production capacity from any of our suppliers’ facilities to produce our solutions. Facility capacity may not be available when we need it or at reasonable prices. In addition, our subcontractors may allocate capacity to the production of other companies’ products and thereby reduce deliveries to us on short notice.

In order to secure sufficient manufacturing facility capacity when demand is high and mitigate the risks associated with an inability to meet our customers’ demands for our solutions, we may enter into various arrangements with suppliers that could be costly and harm our operating results, including:

•	option payments or other prepayments to a supplier;

•	nonrefundable deposits with or loans to suppliers in exchange for capacity commitments;

•	contracts that commit us to purchase specified quantities of components over extended periods; and

•	purchase of testing equipment for specific use at the facilities of our suppliers.

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

Our solutions are very complex and may contain defects or errors, especially when first introduced, when in full production, or when new versions are released. Despite testing, errors may occur. Such errors may include manufacturing defects, design defects of software bugs. Solution errors could affect the performance of our solutions, delay the development or release of new solutions or new versions of solutions, adversely affect our reputation and our customers’ willingness to buy solutions from us, and adversely affect market acceptance of our solutions. Any such errors or delays in releasing new solutions or new versions of solutions or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning our solutions, subject us to liability for damages and divert our resources from other tasks. Our solutions must successfully interoperate with products from other vendors. As a result, when problems occur in a device or application in which our solution is used, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our solutions, could result in the delay or loss of market acceptance of our solutions, and therefore delay our ability to recognize revenue from sales, and any necessary revisions may cause us to incur significant expenses. Moreover, problems with our solutions that are only discovered after they have been deployed by a service provider could result in a greater number of truck rolls, and this in turn could adversely affect our sales or increase the cost of remediation. The occurrence of any such problems could harm our business, operating results and financial condition.

The use of our solutions also entails the risk of product liability claims. Such claims may require us to incur additional development and remediation costs, pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. We maintain insurance to protect against certain claims associated with the use of our solutions, but our insurance coverage may not cover any claim asserted against us adequately, or at all. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation which may divert our technical and other resources from solution development efforts and divert our management’s time and other resources. Any limitation of liability provisions in our standard terms and conditions of sale may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel and hire additional qualified personnel, our ability to develop and successfully market our solutions could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. There is significant competition for qualified personnel in the markets in which we compete and in the geographical locations in which we operate. We do not have employment agreements with most of our executive or key employees and the unexpected loss of any key employees, including our president and chief executive officer, other members of our senior management or our senior engineering personnel, or an inability to attract additional qualified personnel, including engineers and sales and marketing personnel, could delay the development, introduction and sale of our solutions and our ability to execute our business strategy may suffer. In addition, in the event that there is a loss of any of our key personnel, there is a potential for loss of important knowledge that may delay or negatively impact development or sale of our solutions and our ability to execute on our business strategy. We do not currently have any key person life insurance covering any executive officer or employee.

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

New rules related to conflict minerals disclosure could negatively impact our business.

The SEC recently adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements, which will apply to our activities in calendar 2013, will impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed.

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

As of December 31, 2012, we had federal and state net operating loss carryforwards of $0.3 million and $32.0 million, respectively, and federal and state research and development tax credit carryforwards of $9.9 million and $17.2 million, respectively. The tax benefits related to utilization of net operating loss and tax credit carryforwards may be limited due to ownership changes or as a result of other events. For example, Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone a significant change in its ownership. While prior changes in our ownership of acquired entities have resulted in annual limitations on the amount of our net operating loss and tax credit carryforwards that may be utilized in the future, we do not anticipate that such annual limitations will preclude the utilization of substantially all the net operating loss and tax credit carryforwards described above in the event we remain profitable. However, to the extent our use of net operating loss and tax credit carryforwards is further limited by future offerings or transactions or by our implementation of an international tax structure or other future events, our income would be subject to cash payments of income tax earlier than it would be if we were able to fully utilize our net operating loss and tax credit carryforwards without such further limitation.

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

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents at all or they may not issue as patents in a form that will be advantageous to us. Our issued patents and those that may issue in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products. Furthermore, we may not be able to detect infringement by our competitors of some of the inventions protected by our patents. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to invalidate, render unenforceable, infringe without detection or design around our patents. Additionally, in September 2011, the Leahy-Smith America Invests Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States patent office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Even after full implementation, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

The acquisition of the STB business of Trident greatly expands the size of our patent portfolio and our ability to manage this growth could have significant effects on our business.

Upon closing the Trident acquisition, both the number of issued and granted patents under our control and the number of pending patent applications under our control increased substantially. The risks associated with managing what is now a complex portfolio of patents are significant. Our ability to manage these risks, including increased costs related to patent prosecution, maintenance costs and potential legal costs in protecting, defending and enforcing our rights under these patents may consume more resources than we expect, and could negatively impact our business. There is no guarantee that the patents we have acquired are sufficient to provide meaningful protection. If we are unsuccessful in managing the expanded portfolio or if the value of the patents is less than we anticipate, we may not fully achieve the anticipated benefits of our acquisition and our financial results may suffer.

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

We have in the past received, and in the future we, our customers or the service providers that purchase products from our customers may receive, inquiries from other patent holders and may become subject to claims that we infringe their intellectual property rights. Furthermore, we are, and may in the future be, engaged in development projects with technology partners that will result in the incorporation of technology contributed by us and our technology partners into one or more jointly developed products. Accordingly, even if our own technology and stand-alone products do not infringe third party patents, the technology that is contributed by any of our technology partners, or the combination of our technology with that of our technology partners, may infringe third party patents, subjecting us through the use, manufacture, sale, offer for sale or importation of our solutions to claims that we infringe the intellectual property rights of others. Any intellectual property claim or dispute, regardless of its merits, could force us, our customers or the service providers that purchase our solutions from our customers to license the third-party’s patents for substantial royalty payments or cease the sale of the alleged infringing products or use of the alleged infringing technologies, or force us to defend ourselves and possibly our customers or contract manufacturers in litigation. Any cessation of solution sales by us, our customers or the service providers that purchase products from our customers could have a substantial negative impact on our revenues. Any litigation, regardless of its outcome, could result in substantial expense and significant diversion of our management’s time and other resources. Moreover, any such litigation could subject us, our customers or the service providers that purchase our solutions from our customers to significant liability for damages (including treble damages), temporary or permanent injunctions, or the invalidation of proprietary rights or require us, our customers or the service providers that purchase products from our customers to license the third-party patents for substantial royalty or other payments.

In addition, we may also be required to indemnify our customers and contract manufacturers under our agreements if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, extend our liability beyond the products we provide to include liability for combinations of components or system level designs and for consequential damages and/or lost profits. Even if claims or litigation against us are not valid or successfully asserted, these claims could result in significant costs and diversion of the attention of management and other key employees to defend.

Finally, if another supplier to one of our customers, or a customer of ours itself, were found to be infringing upon the intellectual property rights of a third party, the supplier or customer could be ordered to cease the manufacture, import, use, sale or offer for sale of its infringing product(s) or process(es), either of which could result, indirectly, in a decrease in demand from our customers for our products. If such a decrease in demand for our products were to occur, it could have an adverse impact on our operating results.

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

Because we rely extensively on our information technology systems and network infrastructure, any disruption or infiltration of such systems could materially adversely affect our business.

We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, computer viruses, cyber attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business. Our security procedures, such as virus protection software and our business continuity planning, such as our disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of such events, which could adversely impact our operations. In addition, our business could be adversely affected to the extent we do not make the appropriate level of investment in our technology systems as our technology systems become out-of-date or obsolete and are not able to deliver the type of data integrity and reporting we need to run our business. Furthermore, when we implement new systems and or upgrade existing systems, we could be faced with temporary or prolonged disruptions that could adversely affect our business.

Risks Related to International Operations

A significant portion of our revenue comes from our international customers, most of our products are manufactured overseas and a significant portion of our employees live and work outside the United States. As a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.

We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised approximately 99% of our total revenues for the year ended December 31, 2012 and more than 99% of our revenues for the year ended December 31, 2011. In addition, most of our products are manufactured overseas and a significant portion of our labor force is outside the United States. Our international presence has significantly increased as a result of our acquisition of the STB business from Trident and as a result our exposure to the risks of international business activities has increased. Certain of these risks, include:

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

Substantially all of our solutions, and the products of many of our customers, are manufactured by third-party contractors located in the Pacific Rim, a region subject to earthquakes and other natural disasters, as well as economic and political instability. Any disruption to the operations of these contractors could cause significant delays in the production or shipment of our solutions.

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

As a result of our acquisition of the STB business from Trident and our efforts to increase our sales in China, we are increasingly exposed to risks of doing business in China.

We have a large STB product design center in Shanghai, and we are particularly exposed to risks of doing business in China. We expect to continue to expand our business and operations in China. Our success in the Chinese markets may be adversely affected by China’s continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, environmental regulations, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results. Further, the evolving labor market and increasing labor unrest in China may have a negative impact on our customers which would result in a negative impact on our business and results of operations.

If our employees in China or India were to unionize, our operating costs with respect to our China or India operations would likely increase.

In connection with our acquisition of the STB business from Trident, we significantly expanded our operations and employee headcount in China and India. One of the key benefits of having design centers in China and India are the relatively lower operating costs in those countries. Our China and India employees are not currently represented by a collective bargaining agreement. However, we have no assurance that our China or India employees will not unionize, or be required by the government or other administrative authority to unionize or bargain collectively, in the future, which could increase our operating costs, limit our ability to hire and terminate employees in China or India on terms acceptable to us, force us to alter our operating methods in those countries and have a material adverse effect on our operating results in those countries.

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

As of December 31, 2012, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 17.4% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Our headquarters, and principal R&D and sales facility, is located in San Diego, California and is leased pursuant to a non-cancellable operating lease with a term that expires in February, 2015, subject to two five-year renewal options. The total space occupied in this building is approximately 90,000 square feet. In addition to our corporate headquarters, we lease additional facilities in San Jose, California; Bordentown, New Jersey; Austin, Texas; Tai Po, Hong Kong; Shanghai and Shenzhen, China; Hyderabad, India; Manof, Israel; Kanagawa, Japan; Belfast, Northern Ireland; Seoul, Korea; Kaohsiung and Taipei, Taiwan.

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

For an additional discussion of certain risks associated with legal proceedings, see Part I, Item 1A, Risk Factors of this Annual Report.

Item 4.	Mine Safety Disclosure

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

During 2010 our common stock traded on The NASDAQ Global Market under the symbol ENTR. In January 2011, our common stock began trading on The NASDAQ Global Select Market under the symbol ENTR. The following table sets forth the high and low sale prices for our common stock as reported by The NASDAQ Global Market or The NASDAQ Global Select Market, as applicable, for the periods indicated:

	High	Low
Year Ended December 31, 2012
Fourth Quarter	$5.89	$4.09
Third Quarter	$6.64	$5.23
Second Quarter	$5.90	$3.40
First Quarter	$7.38	$4.98
Year Ended December 31, 2011
Fourth Quarter	$6.17	$3.55
Third Quarter	$9.44	$3.36
Second Quarter	$9.58	$6.95
First Quarter	$13.96	$7.50

As of February 6, 2013, there were 93 holders of record of our common stock.

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

Stock Performance Graph*

The following graph compares the cumulative five-year total return attained by shareholders on Entropic’s common stock relative to the cumulative total returns of the (i) the Philadelphia Semiconductor Index; (ii) the NASDAQ Composite Index and (iii) the NASDAQ Electronics Components Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each index on December 31, 2007 and its relative performance is tracked through December 31, 2012. We have not paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN FOR THE PERIOD

DECEMBER 31, 2007 THROUGH DECEMBER 31, 2012

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Entropic Communications, Inc.	100.00	6.87	42.17	165.93	70.19	72.66
Philadelphia Semiconductor Index	100.00	51.99	88.20	100.93	89.31	94.12
NASDAQ Composite Index	100.00	61.17	87.93	104.13	104.69	123.85
NASDAQ Electronic Components	100.00	53.91	84.35	87.96	80.44	82.10

*	The material in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our SEC filings whether made before or after the date hereof and irrespective of any general incorporation language in any such SEC filing except to the extent we specifically incorporate this section by reference.

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities of the Company that were sold during the year ended December 31, 2012:

(1)	As of December 31, 2011, options to purchase up to 886,826 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during 2012, options exercisable for up to 51,383 shares of common stock were canceled without being exercised and options to purchase 133,089 shares of common stock were exercised at a weighted average exercise price of $1.53 per share. As of December 31, 2012, options to purchase up to 702,354 shares of our common stock remained outstanding under the 2001 Plan.

(2)	As of December 31, 2011, options to purchase up to 233,814 shares of our common stock were outstanding under our RF Magic, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. Of these options, during 2012, options to purchase 36,539 shares of common stock were exercised at a weighted average exercise price of $0.60 per share. As of December 31, 2012, options to purchase up to 197,275 shares of our common stock remained outstanding under the RF Magic Plan.

(3)	In July 2012, we issued 34,602 shares of our common stock to a former director in settlement of a claim related to compensation for his services.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$321,678	$240,628	$210,237	$116,305	$146,033
Cost of net revenues(1)	157,675	107,922	98,070	57,399	79,411

Gross profit	164,003	132,706	112,167	58,906	66,622
Operating expenses:
Research and development(1)	98,353	60,065	48,717	45,161	55,769
Sales and marketing(1)	25,313	17,569	17,199	13,955	16,262
General and administrative(1)	25,474	14,568	13,134	10,868	12,752
Write off of in-process research and development	—	—	—	—	1,300
Amortization of intangibles	2,575	—	—	16	2,735
Restructuring charges	897	—	—	2,173	1,259
Impairment of goodwill and intangible assets	—	—	—	208	113,193

Total operating expenses	152,612	92,202	79,050	72,381	203,270

Income (loss) from operations	11,391	40,504	33,117	(13,475)	(136,648)
Loss related to equity method investment	(3,315)	(791)	—	—	—
Other income, net	601	904	141	142	229
Income tax provision (benefit)	4,157	14,053	(31,446)	(93)	(49)

Net income (loss)	4,520	26,564	64,704	(13,240)	(136,370)

Net income (loss) attributable to common stockholders	$4,520	$26,564	$64,704	$(13,240)	$(136,370)

Net income (loss) per share—basic	$0.05	$0.31	$0.86	$(0.19)	$(2.01)

Net income (loss) per share—diluted	$0.05	$0.30	$0.82	$(0.19)	$(2.01)

Weighted average number of shares used to compute net income (loss) per share—basic	88,164	86,258	75,040	69,834	67,733

Weighted average number of shares used to compute net income (loss) per share—diluted	90,364	89,018	78,916	69,834	67,733

(1)	Includes stock-based compensation as follows:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of net revenues	$828	$557	$384	$138	$251
Research and development	7,428	6,272	5,049	4,552	7,048
Sales and marketing	2,288	1,986	1,558	1,401	2,334
General and administrative	4,273	3,932	3,479	3,276	3,854

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$168,935	$216,526	$168,761	$35,252	$34,410
Working capital	155,653	161,987	196,489	58,208	57,965
Total assets	353,550	318,559	278,808	83,814	86,602
Debt, software license and capital lease obligations—current and long-term	—	—	137	—	—
Total stockholders’ equity	322,665	297,793	248,590	68,913	70,749

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Entropic is a world leader in semiconductor solutions for the connected home. We transform how traditional HDTV broadcast and Internet Protocol, or IP, -based streaming video content is seamlessly, reliably, and securely delivered, processed, and distributed into and throughout the home. Entropic’s next-generation Set-top Box, or STB, System-on-a-Chip, or SoC, and home connectivity, or Connectivity, solutions enable global Pay-TV operators to offer consumers more captivating whole-home entertainment experiences by evolving the way digital entertainment is delivered, connected and consumed—in the home and on the go.

We are recognized as the only pure-play platform semiconductor company in connected home entertainment. Our platform semiconductor solutions provide a unified vision for how our core silicon can be leveraged in reference hardware and software coupled with middleware and applications to enhance consumers’ overall digital entertainment experiences. Our platform solutions power next-generation TV engagement experiences by:

•	Reliably delivering broadcast and IP content into the home with our end-to-end Satellite and Broadband Access solutions;

•	Seamlessly connecting digital entertainment to consumer devices throughout the home via a dependable MoCA® (Multimedia over Coax Alliance) backbone; and

•	Ensuring consumers can securely consume rich digital entertainment with our advanced, open standards-based media processing SoC solutions.

The Entropic platform is at the heart of the digital entertainment ecosystem—connecting technologies, applications, services and people. Looking specifically at products, we offer a diverse portfolio of STB SoC and Connectivity solutions that include the following:

•

STB SoC Solutions: We added STB SoC solutions to our product offerings in April 2012, when we completed the acquisition of assets related to the STB business of Trident Microsystems, Inc., or Trident. The acquired assets included a diverse STB product portfolio, comprised of a comprehensive suite of digital STB components and system solutions for the worldwide satellite, terrestrial, cable and IP television, or IPTV, markets. Our STB products primarily consist of STB SoCs, but also include DOCSIS modems, interface devices and media processors. In addition to traditional standard-definition, or SD, STBs and advanced high-definition, or HD, STBs, many of these products feature ARM® application processor-based SoCs that have been optimized for leading Web technologies.

•

Connectivity Solutions: Our Connectivity solutions enable access to broadcast and IPTV services as well as deliver and distribute other media content, such as movies, music, games and photos, throughout the home and include:

•	Home networking solutions based on the MoCA standard which use existing coaxial cable to create a robust IP-based network for easy sharing of HD video and other multimedia content throughout the home;

•

High-speed broadband access solutions which use coaxial cable infrastructure to deliver “last few hundred meter” connectivity for high-speed broadband access to single-family homes and multiple dwelling units; and

•

Direct Broadcast Satellite outdoor unit, or DBS ODU, solutions which consist of our band translation switch, or BTS, and channel stacking switch, or CSS, products which simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable. Adding to its breadth of DBS ODU offerings, in July 2012, we acquired specific direct broadcast satellite intellectual property and corresponding technologies from PLX Technology, Inc. The purchased assets provided an accelerated roadmap for our digital channel stacking switch, or dCSS, semiconductor product, which will ultimately lead toward highly-integrated products that incorporate broadband capture and IP output.

Our products allow telecommunications carriers, cable operators, DBS ODU, over-the-air, and over-the-top, or OTT, service providers, which we collectively refer to as service providers, to enhance and expand their service offerings and reduce deployment costs in an increasingly competitive environment. Our STB SoC and Connectivity solutions are now being deployed into consumer homes to support advanced services such as multi-room DVR, HD video calling, and OTT content delivery. Our products are deployed by major service providers globally, including Comcast, Cox Communications, DIRECTV, DISH Network, OCN (China), Time Warner Cable, Topway (China), UPC (Netherlands) and Verizon, as well as by a number of smaller service providers.

We have extensive core competencies in video communications, networking algorithms and protocols, SoC design, embedded software, mixed signal and radio frequency integrated circuit design, and communications and radio frequency systems. We use our considerable experience with service provider-based deployments to create solutions that address the complex requirements associated with delivering multiple streams of HD video into and throughout the home and processing those video streams for display on televisions or other devices in the home.

Since making two transformative acquisitions in 2012, we updated our brand identity in January 2013, to represent the significant shift in our overall vision, look and message. The corporate logo was modernized to reflect the newly integrated company. Under the new brand identity, we dropped “Communications” from our name in all new marketing communications programs.

Since inception, we have invested heavily in product development and have only achieved profitability on an annual basis for the first time in 2010 with net income of $64.7 million. For the years ended December 31, 2012 and 2011 net income was $4.5 million and $26.6 million, respectively. Over the past two years, we have seen our revenues increase from $210.2 million in 2010 to $240.6 million in 2011 and to $321.7 million in 2012. The increase in net revenues during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to the additional revenues generated by the STB SoC solutions that we acquired from Trident in April 2012, as well as an increase in the demand for our Connectivity solutions during the year ended December 31, 2012. The annual revenue increase in 2011 was primarily due to the increased demand for our Connectivity solutions, which was directly related to the increased deployment of our products into consumer homes by satellite and cable operators. As of December 31, 2012, we had an accumulated deficit of $146.1 million.

We generate the majority of our revenues from sales of our semiconductor solutions to original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, that provide customer premises equipment to service providers. We price our products based on market and competitive conditions and reduce the price of our products over time, as market and competitive conditions change, and as manufacturing costs are reduced. Our markets are generally characterized by declining average selling prices over the life of a product and, accordingly, we must reduce costs and successfully introduce new products and enhancements to maintain our gross margins.

We rely on a limited number of customers for a significant portion of our net revenues. Sales to these customers are in turn driven by service providers that purchase our customers’ products which incorporate our semiconductor solutions. A substantial percentage of our net revenues are dependent upon six major service providers: Comcast, Cox Communications, DIRECTV, DISH Network, Time Warner Cable and Verizon. In addition, we are dependent on sales outside of the United States for almost all of our net revenues and expect that to continue in the future.

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

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain:

•	revenue recognition;

•	inventory valuation;

•	accounting for goodwill and other intangible assets;

•	accounting for investment in a privately held company;

•	stock-based compensation; and

•	accounting for income taxes

Revenue Recognition

Our net revenues are generated principally by sales of our semiconductor products. During the years ended December 31, 2012, 2011 and 2010, product net revenues represented more than 99% of our total net revenues.

Our sales primarily occur through the efforts of our direct sales force. The remainder of our sales occurs through third-party sales representatives and distributors. During the year ended December 31, 2012, 95% of our sales occurred through the efforts of our direct sales force. During the years ended December 31, 2011 and 2010, more than 99% of our sales occurred through the efforts of our direct sales force.

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

A portion of our sales is made through distributors, agents or customers acting as agents under agreements allowing for rights of return or other potential concessions. Net revenues on sales made through these distributors are not recognized until the distributors ship the product to their customers.

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

We receive royalties in exchange for an exclusive right to manufacture and sell certain products. We have determined that we are not able to reliably estimate the royalties earned in the period the sales occur and, as a result, we record net revenues based on cash receipts. The royalty revenues recorded during the years ended December 31, 2012, 2011 and 2010 were $0.1 million, $0.3 million and $1.2 million, respectively, and are included in net revenues in the accompanying consolidated statements of operations.

We have entered into agreements to license certain hardware and software, also referred to as the “nodes,” to certain members of the MoCA for a period of three years and to provide upgrades when and if they become available. The agreements limit the rights to use the nodes to test compliance of the members’ own products to the MoCA specification. For these arrangements, we defer all of the license revenues when the nodes are delivered and recognize the revenues on a straight-line basis over the three-year term of the agreement. To date, revenues under these arrangements have not been material.

We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and do not apply a breakage factor, based on our historical experience rate. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the years ended December 31, 2012, 2011 and 2010, we reduced net revenue by $0.7 million, $0.8 million and $0.6 million, respectively, in connection with our rebate programs.

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

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. For the years ended December 31, 2012, 2011 and 2010, we recorded charges for excess and obsolete inventory of $0.5 million, $1.7 million and $0.2 million, respectively.

We have entered into a capacity agreement with one of our third-party foundry contractors in order to guarantee minimum capacity volumes on our DBS ODU solutions. Pursuant to the capacity agreement, we have made prepayments which will result in reduced prices paid on future inventory purchases up to a specified volume. The prepayments are being amortized into the cost of our inventory purchases based on the specified volume commitments under the terms of the capacity agreement and our estimated purchases over the period if less than the specified volume. The prepaid inventory volume commitments are assessed for impairment on a periodic basis by comparing the remaining prepaid balance to our estimate of remaining purchases. There have been no impairments to date.

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

We assess goodwill and intangible assets for impairment using fair value measurement techniques on an annual basis, during the fourth quarter of the year, or more frequently if indicators of impairment exist. We perform an interim goodwill impairment test when it is more likely than not that the fair value of a reporting unit is less than the carrying amount. We operate as one reporting unit. The goodwill impairment test is a two step process. The first step compares the reporting unit’s fair value to its net book value. If the fair value is less than the book value, the second step of the test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, we would recognize an impairment loss equal to that excess amount. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including the size and timing of deployments by our customers and related projections and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, stage of products in development, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables.

As of December 31, 2012, we had $4.0 million of goodwill related to our acquisition of Trident and $0.7 million of goodwill related to our acquisition of certain assets of PLX.

Investment in a Privately Held Company

We account for our investment in a privately held company under the equity method of accounting since we exercise significant influence, but we do not have the elements of control that would require consolidation. The rights of the other investors are both protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investment. The investment is recorded initially at cost as an investment in a privately held company, and subsequently is adjusted for equity in net income and cash contributions and distributions. Any difference between the carrying amount of the investment on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. As of December 31, 2012 our investment in a privately held company was $5.9 million, which is included in other long-term assets on our balance sheet.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of 2010 we concluded that it was more likely than not that we would be able to realize the benefit of our federal deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced our valuation allowance on our net deferred tax assets by $31.6 million at December 31, 2010. We continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required. We continue to maintain a valuation allowance to offset the California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidance given the present lower apportionment factors now pertaining to our income taxes in California.

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

Segment Reporting

We are organized as, and operate in, one reportable segment: the design, development and sale of silicon integrated circuits. Products within this segment are embedded in electronic devices used to enable the delivery of multiple streams of HD video and other multimedia content for entertainment purposes into and throughout the home. Our chief executive officer reviews financial information presented on a consolidated basis for the purpose of evaluating financial performance and allocating resources. There are no segment managers who are held accountable for operations below the consolidated financial statement level. Our assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have adopted ASU 2011-05 effective January 1, 2012. The adoption of ASU 2011-05 concerns presentation and disclosure only and does not have an impact on our consolidated financial position or results of operations.

There have been no other recent accounting standards, or changes in accounting standards, during the year ended December 31, 2012, that are of material significance, or have potential material significance to us.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated (in millions, except percentage amounts):

	Years Ended December 31,
	2012	2011	2010
Net revenues	100%	100%	100%
Cost of net revenues	49	45	47

Gross profit	51	55	53
Operating expenses:
Research and development	31	25	23
Sales and marketing	8	7	8
General and administrative	8	6	6
Amortization of intangibles	1	—	—

Total operating expenses	48	38	37

Income from operations	3	17	16
Loss related to equity method investment	1	—	—
Income tax provision (benefit)	1	6	(15)

Net income	1%	11%	31%

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

We rely on a limited number of customers for a significant portion of our net revenues. Sales to these customers are in turn driven by service providers that purchase our customers’ products which incorporate our semiconductor solutions. For the years ended December 31, 2012, 2011 and 2010, four customers accounted for 49%, 58% and 56% of our net revenues, respectively. A substantial percentage of our net revenues are dependent upon six major service providers: Comcast, Cox Communications, DIRECTV, DISH Network, Time Warner Cable and Verizon.

Since inception, we have derived our net revenues primarily from Asia, the United States and other North American countries. Net revenues are allocated to the geographic region based on the shipping destination of customer orders. For sales to ODMs and OEMs, their geographic locations may differ from those of the ultimate end customers. Of our $321.7 million in net revenues in 2012, $281.4 million, $33.4 million and $6.9 million were derived from Asia, North America and Europe, respectively. Of our $240.6 million in net revenues in 2011, $213.5 million, $26.3 million and $0.8 million were derived from Asia, North America and Europe, respectively. Of our $210.2 million in net revenues in 2010, $195.1 million, $12.1 million and $3.1 million were derived from Asia, North America and Europe, respectively.

Accordingly, we are dependent on sales outside of the United States for most of our net revenues and expect that to continue in the future.

Cost of Net Revenues.    We use third-party foundries and assembly and test contractors to manufacture, assemble and test our products. A significant portion of our cost of net revenues consists of payments for the purchase of wafers and for manufacturing, assembly and test services. To a lesser extent, cost of net revenues includes expenses relating to management of our contractors, the cost of shipping and logistics, royalties, inventory valuation charges taken for excess and obsolete inventory, warranty costs, changes in product cost due to changes in wafer manufacturing, assembly and test yields, allocated facilities expenses, amortization of inventory step-up and acquired developed technology. We currently outsource the manufacturing of our STB SoC, home networking and broadband access products, principally to Taiwan Semiconductor Manufacturing Company and United Microelectronics Corporation and the manufacturing of our DBS outdoor unit products to TowerJazz, the name under which Tower Semiconductor Ltd. and its fully owned U.S. subsidiary Jazz Semiconductor operate. Our products are shipped from such third-party foundries to third-party assembly and testing facilities. Our STB SoC, home networking and our broadband access chipsets are primarily assembled and tested by Amkor Technologies, Inc., or Amkor, Advanced Semiconductor Engineering Group, or ASE Group and NXP Semiconductors, or NXP, while our DBS outdoor unit products are primarily assembled by Amkor and tested by Giga Solution Tech. Co., Ltd., or Giga Solution. In September 2010, we entered into a Capacity Commitment Agreement with TowerJazz in order to guarantee minimum capacity volumes on our digital broadcast satellite outdoor unit and silicon tuner products through December 31, 2012, which was not renewed.

Gross Margin.    In 2012, as a result of our acquisition of the STB business from Trident our gross margins were impacted by sales of lower margin products associated with this business, partially offset by a positive impact from lower unit costs of our Connectivity solutions, principally as a result of more favorable manufacturing costs. Our gross margins increased in 2011 as compared to 2010, primarily due to decreased unit costs of our home networking chipsets principally as a result of more favorable manufacturing costs and the increase in the revenues generated from our digital broadcast satellite outdoor products, which carry a higher gross margin as compared to our home networking products. Included in cost of net revenues for the years ended December 31, 2012, 2011 and 2010 was the amortization of developed technology of $5.8 million, $0 million and $1.6 million, respectively, which resulted from our STB business and RF Magic acquisitions. Our gross margin has been and will continue to be affected by a variety of factors, including declines in selling prices of our products, especially as competition increases over time, product mix, the timing of cost reductions for fabricated wafers and assembly and test service costs, inventory valuation charges, purchase accounting-related charges, and changes in wafer manufacturing, assembly and test yields.

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

Comparison of Years Ended December 31, 2012, 2011 and 2010

(Tables presented in thousands, except percentage amounts)

Net Revenues

	Years Ended December 31,
	2012	% Change	2011	% Change	2010
Net revenues	$321,678	34%	$240,628	14%	$210,237

Our net revenues for 2012 were $321.7 million, as compared to net revenues of $240.6 million in 2011, an increase of $81.1 million or 34%. The overall increase in net revenues in 2012 was primarily due to additional revenues from the STB SoC products that we acquired from Trident in April 2012, as well as an increase in the demand for our Connectivity solutions during 2012.

Our net revenues for 2011 were $240.6 million, as compared to net revenues of $210.2 million in 2010, an increase of $30.4 million or 14%. The overall increase in net revenues for 2011 was driven by higher demand for our Connectivity products, which were the result of deployments of MoCA enabled devices by existing and new service providers during the first half of 2011, as well as an increase in the deployment of DBS ODU products.

Gross Profit/Gross Margin

	Years Ended December 31,
	2012	% Change	2011	% Change	2010
Gross profit	$164,003	24%	$132,706	18%	$112,167
% of net revenues	51%		55%		53%

Gross profit for 2012 was $164.0 million, an increase of $31.3 million, or 24%, from gross profit of $132.7 million in 2011. The increase in gross profits during 2012 was primarily due to additional revenues associated with the STB SoC solutions that we acquired from Trident in April 2012 as well as an increase in the revenues associated with our Connectivity solutions. Gross margins were unfavorably impacted by sales of lower margin products associated with the STB business products, partially offset by a positive impact from lower unit costs of our Connectivity solutions, principally as a result of more favorable manufacturing costs.

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

Our gross profit and gross margin are impacted by the inclusion of amortization of developed technology in cost of net revenues. The amortization results from our acquisitions of the STB business from Trident and RF Magic as we used the purchase method of accounting and, as a result of the application of the purchase method, included in cost of net revenues for 2012, 2011 and 2010 was $5.8 million, $0 and $1.6 million, respectively, of amortization of developed technology.

Research and Development Expenses

	Years Ended December 31,
	2012	% Change	2011	% Change	2010
Research and development	$98,353	64%	$60,065	23%	$48,717
% of net revenues	31%		25%		23%

Research and development expenses increased by $38.3 million, or 64%, from $60.1 million in 2011 to $98.4 million in 2012. This increase was primarily due to increased personnel costs of $18.9 million (of which $1.2 million was due to stock-based compensation) which was attributable to the 131% increase in the number of employees engaged in research and development activities, primarily resulting from our acquisition of the STB business from Trident, as well as an overall increase in variable compensation expenses during 2012 as compared to 2011. Other factors contributing to the increase in research and development expense include an $11.8 million increase in development tools and supply costs, which include third-party services, masks costs and licenses that fluctuate in timing and amount from period to period, as well as an increase in overhead allocations of approximately $7.6 million, which resulted from an increase in research and development activities in 2012, primarily due to the acquisition of the STB business from Trident as compared to 2011.

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

Sales and Marketing Expenses

	Years Ended December 31,
	2012	% Change	2011	% Change	2010
Sales and marketing	$25,313	44%	$17,569	2%	$17,199
% of net revenues	8%		7%		8%

Sales and marketing expenses increased by $7.8 million, or 44%, from $17.6 million in 2011 to $25.3 million in 2012. This increase was primarily due to increased personnel costs of $5.5 million (of which $0.3 million was due to stock-based compensation costs) which was due to a 25% headcount increase in the number of employees engaged in sales and marketing activities, largely resulting from our acquisition of the STB business from Trident, as well as an overall increase in variable compensation expenses during 2012 as compared to 2011. General customer support, marketing and trade show related activities accounted for $1.5 million of the increase and overhead allocations and facility costs accounted for the remaining $0.8 million of the increase during 2012 as compared to 2011.

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

General and Administrative Expenses

	Years Ended December 31,
	2012	% Change	2011	% Change	2010
General and administrative	$25,474	75%	$14,568	11%	$13,134
% of net revenues	8%		6%		6%

General and administrative expenses increased by $10.9 million, or 75%, from $14.6 million in 2011 to $25.5 million in 2012. This increase was due to increased personnel costs of $4.8 million (of which $0.3 million was from stock-based compensation) which was due to a 103% headcount increase in the number of employees engaged in general and administrative activities, primarily resulting from our acquisition of the STB business from Trident, as well as an overall increase in variable compensation expenses during 2012 as compared to 2011. The increase was also driven by an increase of $3.1 million of transaction related costs associated our acquisition of the STB business from Trident. The remaining increase was driven by an increase in outside services and consulting expenses of $2.5 million and an increase in overhead allocations of $0.5 million.

General and administrative expenses increased by $1.5 million, or 11%, from $13.1 million in 2010 to $14.6 million in 2011. This $1.5 million increase was primarily driven by an increase of $1.4 million of transaction related costs associated with the bid to acquire Trident’s STB business. The remaining increase was driven by an increase in outside services and consulting expenses of $0.8 million and an increase in overhead allocations of $0.2 million, offset by a decrease in personnel costs of $0.9 million, primarily driven by a reduction in variable compensation costs.

Amortization of Intangible Assets

Amortization of intangible assets of $2.6 million was incurred during 2012. The amortization of intangible assets in 2012 were from intangible assets acquired through the acquisition of the STB business from Trident and the intellectual property acquired from PLX in 2012. No amortization of intangible assets was recorded during 2011 and 2010.

Other Income, Net

Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was approximately $0.6 million for 2012, compared with $0.9 million for 2011. The decrease was primarily due to a charge of $0.4 million related to the reassessment of the fair value of the contingent consideration milestone payments associated with the PLX transaction during 2012. Interest income earned on our marketable securities and cash equivalents was $1.0 million during 2012 as compared to $0.9 million during 2011.

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

Loss Related to Equity Method Investment

During the twelve months ended December 31, 2012 and 2011, we recorded expense of $3.3 million and $0.8 million, respectively, which related to our investment in a privately held entity which is accounted for under the equity method of accounting. Under the equity method of accounting, the change in the carrying value of our investment in the privately held entity is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). The change in the value of the investment is comprised of our proportionate share of the private company’s losses plus a charge relating to the amortization of the intangible asset associated with the premium paid on our investment.

Income Taxes

Income tax expense for the twelve months ended December 31, 2012 was $4.2 million, or approximately 48% of pre-tax income. The effective tax rate for the twelve months ended December 31, 2012 is comprised of federal expense at statutory rates plus a net increase in our tax rate of 13% due to the impact of certain permanent items and changes in reserves for uncertain tax positions. Our net state income tax rate was less than 0.1% for the twelve months ended December 31, 2012, due to the impact of the California single sales factor election to calculate our tax liability. Due to the expected utilization of research and development credits that offset our taxes payable, our current income tax expense in 2012 is significantly higher than our actual cash tax liability.

In January 2013, the American Taxpayer Relief Act of 2012 was signed into law in the United States. This legislation includes the temporary extension of several expired business tax incentives retroactively to calendar year 2012 and prospectively through calendar year 2013. Among the extended tax provisions was the research and development tax credit. The effects of the change in the tax law will be recognized in the first quarter of 2013, which is the quarter the law was enacted. Had the legislation been enacted during the reporting period, our income tax expense would have been reduced by approximately $2.0 million for the year ended December 31, 2012.

Income tax expense for the twelve months ended December 31, 2011 was $14.1 million, or approximately 35% of pre-tax income. The effective tax rate for the twelve months ended December 31, 2011 is comprised of federal expense at statutory rates less research and development credits which resulted in a benefit of approximately 3%, offset by an increase in our tax rate due to reserves for uncertain tax positions of approximately 3%. Our net state income tax rate was less than 0.1% for the twelve months ended December 31, 2011, due to the impact of the California single sales factor election to calculate our tax liability. Due to the expected utilization of net operating loss carryforwards and research and development credits that offset our taxes payable, our income tax expense in 2011 is significantly higher than our actual cash tax liability.

The income tax benefit of approximately $31.4 million for the fiscal year ended December 31, 2010, primarily represents the reversal of our valuation allowance previously offsetting our federal deferred tax assets.

Quarterly Financial Data (Unaudited)

The following table presents certain quarterly financial data for the eight consecutive quarters ended December 31, 2012. The unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data. This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. We believe that our quarterly revenue, particularly the mix of revenue components, and operating results are likely to vary in the future. The operating results for any quarter are not necessarily indicative of the operating results for any future period or for any full year.

	Net Revenues	Gross Profit	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
	(in thousands, except per share data)
Year Ended December 31, 2012
Fourth Quarter	$89,698	$43,909	$46	$—	$—
Third Quarter	89,825	44,047	408	—	—
Second Quarter	83,052	42,855	173	—	—
First Quarter	59,103	33,192	3,893	0.04	0.04
Year Ended December 31, 2011
Fourth Quarter	$56,169	$30,828	$2,308	$0.03	$0.03
Third Quarter	51,465	28,469	4,645	0.05	0.05
Second Quarter	61,473	33,827	7,756	0.09	0.09
First Quarter	71,521	39,582	11,855	0.14	0.13

Liquidity and Capital Resources

As of December 31, 2012, 2011 and 2010 we had cash, cash equivalents and investments of $168.9 million, $216.5 million and $168.8 million, respectively. As of December 31, 2012 and December 31, 2011, we had $5.4 million and $1.7 million of cash, respectively, which was held outside of the United States. The cash held outside the United States was needed to meet local working capital requirements for our foreign subsidiaries and is considered permanently reinvested in the applicable foreign subsidiary.

In April 2012, we completed our acquisition of the STB business from Trident for a total purchase price of $74.9 million. The purchase price included working capital assets of $24.4 million ($10.7 million above the agreed upon target working capital balance) and assumed employee liabilities of

$2.3 million. Total cash payments made in connection with the acquisition during the twelve months ended December 31, 2012 were approximately $74.5 million.

In July 2012, we acquired specific direct broadcast satellite intellectual property and corresponding technologies from PLX, a leading global supplier of high-speed connectivity solutions enabling emerging data center architectures. The purchased assets relate to the design and development of a digital channel stacking switch semiconductor product. The purchase price included a one-time licensing fee for intellectual property which is related to the acquired assets. The total consideration for the net assets and the licensing fee is up to $11.9 million, consisting of an initial cash payment of $6.9 million, which was paid to PLX in July 2012. The additional consideration of up to $5 million is payable upon the achievement of a technical product development milestone and a license approval milestone. In November 2012 we agreed to settle the first milestone and $3.4 million of additional consideration was paid.

In October 2010, we completed a public offering in which 10,750,000 shares of our common stock were sold on our behalf at a price to the public of $9.70 per share, and which resulted in gross offering proceeds of $104.3 million and net offering proceeds of approximately $99.3 million after deducting offering expenses paid by us.

The following table shows our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$44,133	$56,310	$32,933
Net cash used in investing activities	(52,469)	(144,084)	(74,394)
Net cash provided by financing activities	5,271	9,836	104,261
Net effect of exchange rates on cash	78	31	48

Net (decrease) increase in cash and cash equivalents	$(2,987)	$(77,907)	$62,848

Cash Flows from Operating Activities

Net cash provided by operating activities was $44.1 million for the year ended December 31, 2012. Sources of cash provided by operating activities included cash generated from net income of $4.5 million, which included non-cash charges of $14.8 million in stock compensation expenses, amortization of intangible assets of $8.4 million, depreciation and amortization expense of $5.5 million, amortization of premiums on marketable securities of $3.6 million, the loss related to our equity method investment of $3.3 million, a reserve for excess and obsolete inventory of $0.4 million and the change in acquisition-related contingent consideration liability of $0.4 million, offset by $3.0 million of changes in deferred taxes and related to deferred income taxes and $0.4 million of excess tax benefits from share-based payment arrangements. Cash provided by working capital changes included a decrease in our prepaid expenses and other assets of $6.8 million, an increase in accrued expenses and other liabilities of $4.1 million, an increase in accrued payroll and benefit expenses of $3.2 million and a decrease in our inventory balances of $0.6 million. This working capital use of cash was partially offset by working capital sources of cash including an increase in our accounts receivable balance of $7.9 million due to a higher volume of shipments in 2012 and a decrease in our accounts payable balance of $0.2 million.

Net cash provided by operating activities was $56.3 million for the year ended December 31, 2011. Sources of cash provided by operating activities included cash generated from net income of $26.6 million, which included non-cash charges of $12.7 million related to deferred income taxes,

$12.7 million in stock compensation expenses, depreciation and amortization expense of $4.4 million, amortization of premiums on marketable securities of $4.0 million, a reserve for excess and obsolete inventory of $1.7 million and the loss related to our equity method investment of $0.8 million. Offsetting the non-cash charges were uses of cash of $4.2 million of excess tax benefits from share-based payment arrangements and $2.4 million related to working capital changes. Cash used for working capital purposes included an increase in our accounts receivable balance of $7.7 million due to a higher volume of shipments in 2011, a decrease in our accounts payable balance of $6.7 million due to the timing of payments for inventory purchases, an increase in prepaid expenses and other assets of $3.3 million and a reduction in accrued payroll and benefit expenses of $2.8 million primarily due to payments of fiscal year end incentive bonuses in the first quarter of 2011. These working capital uses of cash were partially offset by working capital sources of cash including an increase in accrued expenses and other liabilities of approximately $0.2 million and a decrease in our inventory balances of $17.9 million as we reduced our inventory levels on our MoCA products during 2011.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $52.5 million in 2012 due to the cash payments in connection with our acquisition of the STB business from Trident of $74.5 million, cash payments in connection with our acquisition of direct broadcast satellite intellectual property and corresponding technologies from PLX of $10.3 million, purchases of available-for-sale securities of $108.9 million, and purchases of property and equipment of $9.1 million. These investing activity uses of cash were partially offset by sales of available-for-sale securities of $150.3 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $5.3 million in 2012, due to proceeds of $4.9 million from the issuance of common stock in connection with stock option exercises and $0.4 million of excess tax benefits from share-based payment arrangements.

Net cash provided by financing activities was $9.8 million in 2011, due to proceeds of $5.6 million from the issuance of common stock in connection with stock option exercises and $4.2 million of excess tax benefits from share-based payment arrangements.

Net cash provided by financing activities was $104.3 million in 2010, mainly due to the net proceeds of $99.3 million received from the public offering of our common stock that was completed in October 2010 and $5.0 million provided by the net proceeds from common stock purchases pursuant to stock option exercises and our ESPP.

We believe that our cash, cash equivalents and investments of $168.9 million as of December 31, 2012, and cash that we expect to generate from our operations will be sufficient to fund our projected operating requirements for at least the next 12 months.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012 (in thousands):

	Years Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$9,922	$6,856	$2,799	$2,315	$902	$—	$22,794
Inventory and related purchase obligations	12,021	—	—	—	—	—	12,021

Total	$21,943	$6,856	$2,799	$2,315	$902	$—	$34,815

Indemnities

In the ordinary course of business, we have entered into agreements that include indemnity provisions with certain customers. Based on historical experience and information known as of December 31, 2012, we have not recorded any indemnity obligations.

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

Foreign Currency Risk

Our sales have been historically denominated in U.S. dollars and an increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could materially affect the demand of our products by non-U.S. customers, leading to a reduction in orders placed by these customers, which would adversely affect our business. However, we are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The most significant to our operations for the year ended December 31, 2012 were the Chinese yuan, the British pound, the Taiwanese dollar, the Indian rupee and the South Korean won. We have established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements. Our foreign currency risk management program includes foreign currency derivatives that utilize foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. The fair value of these contracts is reflected as other assets or other liabilities and the change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income, net to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded in other income, net.

At December 31, 2012, we had foreign currency forward contracts in place that amounted to a net purchase in U.S. dollar equivalent of approximately $16.8 million to partially hedge our expected future expenses related to funding our China operations costs. The maturities of these contracts were less than 12 months. Relative to foreign currency exposures existing at December 31, 2012, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would expose us to approximately $2.0 million in losses in earnings or cash flows.

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

At December 31, 2012, we had $168.9 million in cash, cash equivalents and investments, all of which were stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of the $17.2 million of cash and cash equivalents held as of December 31, 2012, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the fair value of the $151.7 million of our investments by approximately $1.4 million.

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

Management’s Report on Internal Control over Financial Reporting

The management of Entropic is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2012, which is included herein.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the fourth quarter of 2012 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Entropic Communications, Inc.

We have audited Entropic Communications, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Entropic Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Entropic Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entropic Communications, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 1, 2013

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report because we intend to file our definitive proxy statement for the 2013 annual meeting of stockholders, or 2013 Proxy Statement, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of the year covered by this Annual Report, and such information will be included in the 2013 Proxy Statement and is hereby incorporated herein by reference. With the exception of the information specifically incorporated herein by reference from our 2013 Proxy Statement into this Annual Report, our 2013 Proxy Statement shall not be deemed to be filed as part of this Annual Report. Without limiting the foregoing, the discussions under the headings “Report of the Audit Committee” and “Report of the Compensation Committee” in our 2013 Proxy Statement are expressly excluded from any incorporation by reference into this Annual Report and are not deemed “filed” with the SEC.

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our directors is incorporated by reference from the discussion under the heading Item 1—Election of Directors in our 2013 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2013 Proxy Statement. Information about our Code of Business Conduct and Ethics governing our employees, including our chief executive officer, chief financial officer, chief accounting officer and our directors, is incorporated by reference from the discussion under the heading Entropic Policies on Business Ethics and Conduct in our 2013 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference from the discussion under the heading Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business of Stockholders in our 2013 Proxy Statement. Information about our audit committee, including the members of the committee, and our audit committee financial expert, is incorporated by reference from the discussion under the headings The Audit Committee and Audit Committee Financial Expert in our 2013 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this Annual Report.

Item 11.	Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion under the headings 2012 Compensation of Non-Employee Directors; Executive Compensation; and Compensation Committee Interlocks and Insider Participation in our 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from the discussion under the headings Securities Ownership and Equity Compensation Plan Information in our 2013 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings Review of Related Person Transactions and Transactions with Related Persons in our 2013 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Director Independence in our 2013 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information about the fees for professional services rendered by our independent auditors in 2012 and 2011 is incorporated by reference from the discussion under the heading Audit and Non-Audit Fees in Item 2—Ratification of Independent Registered Public Accounting Firm in our 2013 Proxy Statement. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in Item 2—Ratification of Independent Registered Public Accounting Firm in our 2013 Proxy Statement.

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

15(a)(3). Exhibits.

The exhibits listed in the accompanying “Index to Exhibits” are filed with, or incorporated by reference into, this Annual Report. The exhibit numbers on the “Index to Exhibits” that are followed by an asterisk (*) indicate exhibits filed with this Annual Report. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10.1 through 10.26 and 10.31 through 10.36 are management contracts or compensatory plans or arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Entropic Communications, Inc.

We have audited the accompanying consolidated balance sheets of Entropic Communications, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entropic Communications, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set for therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Entropic Communications, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 1, 2013

Entropic Communications, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$17,206	$20,193
Marketable securities	79,981	91,625
Accounts receivable	41,847	25,896
Inventory	26,395	20,253
Deferred tax assets, current	7,157	13,565
Prepaid expenses and other current assets	11,988	9,927

Total current assets	184,574	181,459
Property and equipment, net	17,629	11,250
Long-term marketable securities	71,748	104,708
Intangible assets, net	46,997	—
Goodwill	4,664	—
Deferred tax assets, long-term	19,255	9,600
Other long-term assets	8,683	11,542

Total assets	$353,550	$318,559

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,380	$11,559
Accrued expenses and other current liabilities	8,067	4,078
Accrued payroll and benefits	9,474	3,835

Total current liabilities	28,921	19,472
Deferred rent	683	1,098
Other long-term liabilities	1,281	196
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 authorized; no shares issued and outstanding as of December 31, 2012 and 2011	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 89,167 and 87,160 shares issued and outstanding as of December 31, 2012 and 2011, respectively	89	87
Additional paid-in capital	468,526	448,440
Accumulated deficit	(146,119)	(150,639)
Accumulated other comprehensive income (loss)	169	(95)

Total stockholders’ equity	322,665	297,793

Total liabilities and stockholders’ equity	$353,550	$318,559

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net revenues	$321,678	$240,628	$210,237
Cost of net revenues	157,675	107,922	98,070

Gross profit	164,003	132,706	112,167
Operating expenses:
Research and development	98,353	60,065	48,717
Sales and marketing	25,313	17,569	17,199
General and administrative	25,474	14,568	13,134
Amortization of intangibles	2,575	—	—
Restructuring charges	897	—	—

Total operating expenses	152,612	92,202	79,050

Income from operations	11,391	40,504	33,117
Loss related to equity method investment	(3,315)	(791)	—
Other income, net	601	904	141

Income before income taxes	8,677	40,617	33,258
Income tax provision (benefit)	4,157	14,053	(31,446)

Net income	$4,520	$26,564	$64,704

Net income per share—basic	$0.05	$0.31	$0.86

Net income per share—diluted	$0.05	$0.30	$0.82

Weighted average number of shares used to compute net income per share—basic	88,164	86,258	75,040

Weighted average number of shares used to compute net income per share—diluted	90,364	89,018	78,916

See accompanying notes to consolidated financial statements

Entropic Communications, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Years Ended December 31
	2012	2011	2010
Net income	$4,520	$26,564	$64,704
Other comprehensive income:
Change in foreign currency translation adjustment	37	47	24
Available-for-sale investments:
Change in net unrealized gains, net of taxes	227	(83)	(36)

	264	(36)	(12)

Comprehensive income	$4,784	$26,528	$64,692

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2009	71,349	$71	$310,796	$(241,907)	$(47)	$68,913
Issuance of common stock upon exercise of stock options for cash	2,378	2	3,566	—	—	3,568
Stock-based compensation	—	—	10,470	—	—	10,470
Repurchase of shares of unvested common stock	(1)	—	(3)	—	—	(3)
Net reclassification of repurchase liability for early exercise of stock options	—	—	254	—	—	254
Issuance of common stock under employee stock purchase plan	619	1	1,432	—	—	1,433
Stock issued in secondary offering, net of offering costs	10,750	11	99,252	—	—	99,263
Components of comprehensive income:
Net income	—	—	—	64,704	—	64,704
Unrealized loss on marketable securities	—	—	—	—	(36)	(36)
Translation adjustments	—	—	—	—	24	24

Comprehensive income	—	—	—	—	—	64,692

Balance as of December 31, 2010	85,095	85	425,767	(177,203)	(59)	248,590
Issuance of common stock upon exercise of stock options for cash	1,437	1	2,855	—	—	2,856
Excess tax benefit on stock option exercises	—	—	4,222	—	—	4,222
Stock-based compensation	—	—	12,747	—	—	12,747
Net reclassification of repurchase liability for early exercise of stock options	—	—	92	—	—	92
Issuance of common stock under employee stock purchase plan	539	1	3,006	—	—	3,007
Release of restricted stock units	89	—	(249)	—	—	(249)
Components of comprehensive income:
Net income	—	—	—	26,564	—	26,564
Unrealized loss on marketable securities	—	—	—	—	(83)	(83)
Translation adjustments	—	—	—	—	47	47

Comprehensive income	—	—	—	—	—	26,528

Balance as of December 31, 2011	87,160	87	448,440	(150,639)	(95)	297,793
Issuance of common stock upon exercise of stock options for cash	938	1	2,159	—	—	2,160
Excess tax benefit on stock option exercises	—	—	362	—	—	362
Stock-based compensation	—	—	14,614	—	—	14,614
Issuance of common stock under employee stock purchase plan	859	1	3,039	—	—	3,040
Release of restricted stock units	175	—	(291)	—	—	(291)
Issuance of common stock for compensation	35	—	203	—	—	203
Components of comprehensive income:
Net income	—	—	—	4,520	—	4,520
Unrealized gain on marketable securities	—	—	—	—	227	227
Translation adjustments	—	—	—	—	37	37

Comprehensive income	—	—	—	—	—	4,784

Balance as of December 31, 2012	89,167	$89	$468,526	$(146,119)	$169	$322,665

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$4,520	$26,564	$64,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,474	4,396	3,832
Amortization of intangible assets	8,403	—	1,623
Change in acquisition related contingent consideration liability	431	—	—
Deferred taxes	(3,035)	12,674	(31,590)
Excess tax benefit on stock option exercises	(362)	(4,222)	—
Stock-based compensation	14,817	12,747	10,470
Amortization of premiums on investments	3,554	4,012	70
Provision for excess and obsolete inventory	394	1,738	156
Loss related to equity method investment	3,315	791	—
(Gain) loss on disposal of assets	(11)	—	6
Changes in operating assets and liabilities:
Accounts receivable	(7,885)	(7,652)	(2,776)
Inventory	554	17,924	(23,718)
Prepaid expenses and other current assets	7,219	(3,684)	(2,920)
Other long-term assets	(336)	365	(2,463)
Accounts payable	(181)	(6,714)	12,548
Accrued expenses and other current liabilities	3,609	531	1,415
Accrued payroll and benefits	3,151	(2,814)	3,244
Deferred rent	(416)	(470)	(712)
Other long-term liabilities	918	124	(956)

Net cash provided by operating activities	44,133	56,310	32,933
Investing activities:
Purchases of property and equipment	(9,061)	(4,294)	(3,613)
Purchases of marketable securities	(108,891)	(262,056)	(70,781)
Sales/maturities of marketable securities	150,289	132,266	—
Investment in non-consolidated entity	—	(10,000)	—
Net cash used in acquisition—Trident	(74,532)	—	—
Net cash used in acquisition—PLX	(10,274)	—	—

Net cash used in investing activities	(52,469)	(144,084)	(74,394)
Financing activities:
Net proceeds from the issuance of equity plan exercises	4,909	5,614	5,001
Net proceeds from the issuance of common stock, net of issuance costs	—	—	99,263
Excess tax benefit on stock option exercises	362	4,222	—
Repurchase of restricted stock	—	—	(3)

Net cash provided by financing activities	5,271	9,836	104,261

Net effect of exchange rates on cash	78	31	48

Net (decrease) increase in cash and cash equivalents	(2,987)	(77,907)	62,848
Cash and cash equivalents at beginning of period	20,193	98,100	35,252

Cash and cash equivalents at end of period	$17,206	$20,193	$98,100

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

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Net revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported in operating expenses, net in the consolidated statements of operations.

Derivative Financial Instruments

Our primary objective for holding derivative financial instruments is to hedge non-functional currency risks and to guarantee a minimum fixed price in local currency. Our accounting policies for derivative financial instruments are based on the criteria for designation of a hedging transaction as an accounting hedge, either as a cash flow or fair value hedge. A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from derivatives designated as fair value accounting hedges generally offset changes in the values of the hedged assets or liabilities over the life of the hedge. We recognize gains and losses on derivatives that are not currently designated as hedges for accounting purposes in earnings in other income, net. As of December 31, 2012 and 2011, we had no derivative instruments designated as accounting hedges. As such, all gains and losses on derivatives for the years ended December 31, 2012 and December 31, 2011 were recognized in earnings.

Revenue Recognition

Our net revenues are generated principally by sales of our semiconductor products. During the years ended December 31, 2012, 2011 and 2010, product net revenues represented more than 99% of our total net revenues.

Our sales primarily occur through the efforts of our direct sales force. The remainder of our sales occurs through third-party sales representatives and distributors. During the year ended December 31, 2012, 95% of our sales occurred through the efforts of our direct sales force. During the years ended December 31, 2011 and 2010, more than 99% of our sales occurred through the efforts of our direct sales force.

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

A portion of our sales is made through distributors, agents or customers acting as agents under agreements allowing for rights of return or other potential concessions. Net revenues on sales made through these distributors are not recognized until the distributors ship the product to their customers.

Revenues derived from billing customers for shipping and handling costs are classified as a component of net revenues. Costs of shipping and handling charged by suppliers are classified as a component of cost of net revenues.

We record reductions to net revenues for estimated product returns and pricing adjustments, such as competitive pricing programs, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and historical participation in pricing programs and other factors known at the time. If actual returns or actual participation in pricing programs differ significantly from our estimates, such differences would be recorded in our results of operations for the period in which the actual returns become known or pricing programs terminate. To date, changes in estimated returns and pricing programs have not been material to net revenues in any related period.

We are party to an inventory “hubbing” agreement with Motorola Mobility, Inc. (formerly Motorola, Inc.), or Motorola. Pursuant to this agreement, we deliver products to the designated third-party warehouse based upon Motorola’s projected needs, but do not recognize product revenue unless and until Motorola removes our products from the third-party warehouse to incorporate into its own products.

We receive royalties in exchange for an exclusive right to manufacture and sell certain products. We have determined that we are not able to reliably estimate the royalties earned in the period the sales occur and, as a result, we record net revenues based on cash receipts. The royalty revenues recorded during the years ended December 31, 2012, 2011 and 2010 were $0.1 million, $0.3 million and $1.2 million, respectively, and are included in net revenues in the accompanying consolidated statements of operations.

We have entered into agreements to license certain hardware and software, also referred to as the “nodes,” to certain members of the Multimedia over Coax Alliance, or MoCA, for a period of three years and to provide upgrades when and if they become available. The agreements limit the rights to use the nodes to test compliance of the members’ own products to the MoCA specification. For these arrangements, we defer all of the license revenues when the nodes are delivered and recognize the revenues on a straight-line basis over the three-year term of the agreement. To date, revenues under these arrangements have not been material.

We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and, based on our historical experience rate, do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the years ended December 31, 2012, 2011 and 2010, we reduced net revenue by $0.7 million, $0.8 million and $0.6 million, respectively, in connection with our rebate programs.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and leases payable. Our policy is to place our cash, cash equivalents and marketable securities with high quality financial institutions in order to limit our credit exposure. We extend credit to certain of our customers based on an evaluation of the customer’s financial condition and a cash deposit is generally not required. We estimate potential losses on trade receivables on an ongoing basis.

We maintain cash and cash equivalent accounts with Federal Deposit Insurance Corporation, or FDIC, insured financial institutions. Under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act, or Dodd Frank Act, unlimited FDIC insurance is provided for all funds in non-interest bearing transaction accounts through December 31, 2012. In addition, certain of the our interest bearing collateral money market and savings accounts are each insured up to $250,000 by the FDIC. Our exposure for amounts in excess of FDIC insured limits at December 31, 2012 was approximately $11.7 million. We have not experienced any losses in such accounts.

We invest cash in deposits and money market funds with major financial institutions, U.S. government obligations and debt securities of corporations with investment grade credit ratings in a variety of industries. It is our policy to invest in instruments that have a final maturity of no longer than two years, and to maintain a portfolio weighted average maturity of no longer than 12 months.

Concentration of Supplier Risk

We are dependent on NXP Semiconductors Netherlands B.V., or NXP, as our sole source manufacturer for some of our set-top-box system-on-a-chip products and certain other products. If NXP became unable to manufacture these products for us in a timely manner and we were unable to find alternative vendors, our business, operating results and financial condition could be materially adversely affected. We are currently transitioning the manufacturing of certain of the set-top-box system-on-a-chip products to our other third party manufacturers.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds. We consider all highly liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Deferred Compensation

In June 2011, we implemented a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At December 31, 2012, we had marketable securities totaling $0.4 million, related to investments in equity securities that are held in a rabbi trust under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.4 million at December 31, 2012, all of which was classified as non-current liabilities and is recorded in the consolidated balance sheets under other long-term liabilities.

Marketable Securities

We account for marketable securities by determining the appropriate classification of such securities at the time of purchase and reevaluating such classification as of each balance sheet date. As of December 31, 2012, we had classified $0.4 million of bank and time deposits and $0.4 million held under our non-qualified deferred compensation plan as trading securities. Trading securities are bought and held principally for the purpose of selling in the near term and are reported at fair value, with unrealized gains and losses included in earnings. All other marketable securities were classified as available-for-sale. Cash equivalents and available-for-sale marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations.

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

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and our historical experience. We did not record an allowance for doubtful accounts as of December 31, 2012 and 2011.

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

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. For the years ended December 31, 2012, 2011 and 2010, we recorded charges for excess and obsolete inventory of $0.5 million, $1.7 million and $0.2 million, respectively.

We have entered into a capacity agreement with one of our third-party foundry contractors in order to guarantee minimum capacity volumes on our direct broadcast satellite outdoor unit solutions. Pursuant to the capacity agreement, we have made prepayments which will result in reduced prices paid on future inventory purchases up to a specified volume. The prepayments are being amortized into the cost of our inventory purchases based on the specified volume commitments under the terms of the capacity agreement and our estimated purchases over the period if less than the specified volume. The prepaid inventory volume commitments are assessed for impairment on a periodic basis by comparing the remaining prepaid balance to our estimate of remaining purchases. There have been no impairments to date.

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

We assess goodwill and intangible assets for impairment using fair value measurement techniques on an annual basis, during the fourth quarter of the year or more frequently if indicators of impairment exist. We perform an interim goodwill impairment test when it is more likely than not that the fair value of a reporting unit is less than the carrying amount. We operate as one reporting unit. The goodwill impairment test is a two step process. The first step compares the reporting units’s fair value to its net book value. If the fair value is less than the book value, the second step of the test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, we would recognize an impairment loss equal to that excess amount. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including the size and timing of deployments by our customers and related projections and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, stage of products in development, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables.

Investment in a Privately Held Company

We account for our investment in a privately held company under the equity method of accounting since we exercise significant influence, but we do not have the elements of control that would require consolidation. The rights of the other investors are both protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investment. The investment is recorded initially at cost as an investment in a privately held company, and subsequently is adjusted for equity in net income and cash contributions and distributions. Any difference between the carrying amount of the investment on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. As of December 31, 2012 our investment in a privately held company was $5.9 million, which is included in other long-term assets on our balance sheet.

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

Our stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using either the Black-Scholes option pricing model for stock options or the grant date fair value of the stock on the date of the grant for restricted stock units, and is recognized as an expense over the employee’s requisite service period. We have no stock-based compensation awards with market or performance conditions. The stock-based compensation expense attributable to awards under our 2007 Employee Stock Purchase Plan, or ESPP, was determined using the Black-Scholes option pricing model.

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

There have been no other recent accounting standards, or changes in accounting standards, during the year ended December 31, 2012, that are of material significance, or have potential material significance to us.

Reclassifications

Certain reclassifications have been made to prior period amounts or balances to conform to the presentation adopted in the current period.

2. Supplemental Financial Information

Marketable Securities

We have marketable securities and financial instruments that are classified as either available-for-sale or trading securities. As of December 31, 2012, our short-term investment portfolio included $0.4 million of trading securities invested in a defined set of mutual funds directed by the participants in our non-qualified deferred compensation plan. As of December 31, 2012, these securities had net unrealized gains of $13,000 and a cost basis of $0.4 million. As of December 31, 2012, our short-term investment portfolio also included $0.4 million of trading securities invested in principal and interest guaranteed bank and time deposit accounts.

The following tables summarize available-for-sale investments by security type as of December 31, 2012 and December 31, 2011 (in thousands):

	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$6,988	$11	$(1)	$6,998
Corporate notes/bonds	67,944	56	(10)	67,990
U.S. Treasury and agency notes/bonds	3,000	5	—	3,005
State and municipal bonds	1,235	3	—	1,238

Total marketable securities, short-term	79,167	75	(11)	79,231
Corporate notes/bonds, long-term	71,648	146	(46)	71,748

Total	$150,815	$221	$(57)	$150,979

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$12,084	$2	$(19)	$12,067
Corporate notes/bonds	73,453	27	(62)	73,418
U.S. Treasury and agency notes/bonds	5,966	10	—	5,976

Total marketable securities, short-term	91,503	39	(81)	91,461
Corporate notes/bonds, long-term	72,017	23	(143)	71,897
U.S. Treasury and agency notes/bonds, long-term	30,502	26	(19)	30,509
State and municipal bonds, long-term	2,301	3	(2)	2,302

Total	$196,323	$91	$(245)	$196,169

Net realized gains on our available-for-sale securities for the years ended December 31, 2012 and 2011 were $15,000 and $7,000, respectively.

As of December 31, 2012, we had no investments that have been in a continuous unrealized loss position for a period of 12 months.

The following table summarizes the contractual maturities of our available-for-sale securities (in thousands):

As of December 31, 2012
Less than one year	$79,231
Due in one to five years	71,748
Due after five years	—

$150,979

Fair Value Measurements

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

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no assets classified as Level 3 instruments. There were no transfers between different levels during the year ended December 31, 2012.

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

The fair value of this liability is estimated quarterly by management based on inputs received from our engineering and finance personnel. The determination of the milestone achievement is performed by our engineering department and reviewed by the accounting department. Potential valuation adjustments are made as the progress toward achieving milestones becomes determinable with the impact of such adjustments being recorded through Other income, net in the Consolidated Statements of Operations.

The fair value measurements of our cash equivalents, marketable securities, contingent consideration and non-qualified deferred compensation plan consisted of the following as of December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,083	$2,083	$—	$—
Short-term investments:
Commercial paper	6,998	—	6,998	—
Corporate notes/bonds	67,990	—	67,990	—
US Treasury and agency notes/bonds	3,005	—	3,005	—
State and municipal bonds	1,238	—	1,238	—
Mutual funds	368	368	—	—
Bank and time deposits	382	382	—	—
Long-term investments:
Corporate notes/bonds	71,748	—	71,748	—

Total assets at fair value	$153,812	$2,833	$150,979	$—

Liabilities:
Acquisition related contingent consideration	$131	$—	$—	$131
Employee stock compensation guarantees	152	—	—	152
Non-qualified deferred compensation plan	368	368	—	—

Total liabilities at fair value	$651	$368	$—	$283

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11,036	$11,036	$—	$—
Short-term investments:
Commercial paper	12,067	—	12,067	—
Corporate notes/bonds	73,418	—	73,418	—
US Treasury and agency notes/bonds	5,976	—	5,976	—
Mutual funds	163	163	—	—
Long-term investments:
Corporate notes/bonds	71,897	—	71,897	—
U.S. Treasury and agency notes/bonds	30,509	—	30,509	—
State and municipal bonds	2,302	—	2,302	—

Total assets at fair value	$207,368	$11,199	$196,169	$—

Liabilities:
Non-qualified deferred compensation plan	$163	$163	$—	$—

The following table represents the change in level 3 liabilities which relate to acquisition related contingent consideration and employee stock compensation guarantees (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Acquisition related contingent consideration	Employee stock compensation guarantees	Total
Liability as of December 31, 2011	$—	$—	$—
Acquisition date fair value measurement	3,100	—	3,100
Milestone settlement	(3,400)	—	(3,400)
Adjustments to fair value	431	—	431
Increase in compensation expense	—	152	152

Liability as of December 31, 2012	$131	$152	$283

On July 6, 2012, in connection with our acquisition of specific direct broadcast satellite intellectual property and corresponding technologies from PLX Technology, Inc., or PLX, a liability was recognized for an estimate of the acquisition date fair value of the contingent milestone consideration based on the probability of achieving the milestones and the probability-weighted discount on cash flows. Changes in the fair value of the contingent milestone consideration subsequent to the acquisition date were and will be recognized in the statements of operations. See Note 3 for further discussion of the fair value measurement of the acquisition related contingent consideration.

The employee stock compensation guarantees represent compensation liability associated with certain restricted stock unit grants. Based on the terms of these grants, a cash payment is required to be made in the event that the stock price at the date of vesting falls below the grant date price. The fair value of this liability is remeasured quarterly using the Black Scholes option pricing model which considers the potential payout, the remaining time until payout, volatility of the underlying shares, and the risk-free interest rate to calculate the liability that may be due under the arrangement.

Nonrecurring Fair Value Measurements

We measure certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the years ended December 31, 2012, 2011 and 2010, we did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Inventory

The components of inventory are as follows (in thousands):

	As of December 31,
	2012	2011
Work in process	$16,353	$6,499
Finished goods	10,042	13,754

Total inventory	$26,395	$20,253

Property and Equipment

Property and equipment consist of the following (in thousands, except for years):

	Useful Lives (in years)	As of December 31,
		2012	2011
Office and laboratory equipment	5	$20,629	$13,940
Computer equipment	3 - 5	6,473	3,997
Furniture and fixtures	3 - 7	2,032	1,709
Leasehold improvements	Lease term	6,438	5,648
Licensed software	1 - 3	2,913	1,648
Construction in progress		846	585

		39,331	27,527
Accumulated depreciation		(21,702)	(16,277)

Property and equipment, net		$17,629	$11,250

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $5.5 million and $4.4 million, respectively.

Investment in a Privately Held Company

In September 2011, we purchased shares of convertible preferred stock in Zenverge, Inc., or Zenverge, a privately-held, venture capital funded development stage technology company, for a total investment cost of $10.0 million, which at the time of the investment represented a 16.3% equity interest in the company. We also entered into a strategic partnership to co-develop an integrated chip that combines our MoCA functionality with this entity’s independently developed technology. As a result of our joint development arrangement with this company and the appointment of our CEO as a member of the company’s board of directors, we have determined that the ability to exercise significant influence over the company exists and, accordingly, we have accounted for this investment following the equity method. The investment is recorded initially at cost as an investment in a privately held company and is subsequently adjusted for our equity position in net operating results and cash contributions and distributions. In addition, we record a charge relating to our proportionate ownership percentage of the premium paid for our investment in excess of our share of their net worth. The fair value of this premium consists of certain intangible asset and goodwill values as determined by a valuation calculation. These intangible assets represent the excess of the book value of the privately held company as compared to the valuation of the privately held company. For the years ended December 31, 2012 and 2011, the change in the carrying value of our investment was $3.3 million and $0.8 million, respectively, which is reflected as a decrease in our investment. As of December 31, 2012 and 2011, the carrying amount of our investment in a privately held company was $5.9 million and $9.2 million, respectively, which is the extent of our exposure related to our investment in this entity. As of December 31, 2012, our equity interest in Zenverge was 14.4%. Zenverge is an early stage company which has minimal revenues and is incurring operating losses during the ramp up of its business. Zenverge’s total net loss in 2012 was $16.4 million. As of December 31, 2012, Zenverge had total assets of $9.3 million and total liabilities of $5.9 million.

Accrued Warranty

The following table presents a rollforward of our product warranty liability, which is included within accrued expenses and other current liabilities in the consolidated balance sheets (in thousands):

	As of December 31,
	2012	2011
Beginning balance	$15	$97
Expirations	(7)	(83)
Accruals for warranties issued during the year	497	106
Settlements made during the year	(46)	(15)
Change in warranty rate	(11)	(90)

Ending balance	$448	$15

Accrued Bonuses

We maintained a discretionary management bonus plan in 2012 and 2011. The potential bonus payments made under each of these plans were based significantly on the achievement of operational, financial and business development objectives for the calendar year. As of December 31, 2012, we incurred $4.3 million in management bonuses for the year ended December 31, 2012, of which $2.8 million was paid during 2012 and the remaining amount will be paid in 2013. Any actual bonus amounts awarded will be at the discretion of the compensation committee of our board of directors and in accordance with the terms of the plan.

As of December 31, 2011, no management bonuses were accrued or paid under this plan since the operational, financial and business development objectives were not met in 2011.

Restructuring Activity

In November 2012, we incurred a restructuring charge of $0.9 million pursuant to a plan to rebalance our operations in an attempt to leverage synergies from our acquisitions. This plan resulted in a reduction of our personnel by 40 employees or approximately 6% of our workforce.

The following table presents a rollforward of our restructuring liability as of December 31, 2012, which is included within accrued payroll and benefits in the consolidated balance sheets (in thousands):

Restructuring Liability— Employee Separation Expenses
Liability as of December 31, 2011	$—
Additions	897
Cash payments	(363)

Liability as of December 31, 2012	$534

Deferred Compensation

We have a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At December 31, 2012, we had marketable securities totaling $0.4 million, related to investments in equity securities that are held in a rabbi trust under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.4 million at December 31, 2012, all of which was classified as non-current liabilities and is recorded in the consolidated balance sheets under other long-term liabilities.

Purchase Commitments

We had firm purchase order commitments for the acquisition of inventory as of December 31, 2012 and 2011 of $12.0 million and $12.1 million, respectively.

Net Income Per Common Share

We compute basic income per share of common stock by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding for the period. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Numerator:

Net income—basic and diluted	$4,520	$26,564	$64,704

Denominator:
Weighted average number of shares of common stock outstanding	88,164	86,269	75,184
Less: Restricted stock	—	(11)	(144)

Weighted average number of shares used to compute net income per share—basic	88,164	86,258	75,040

Effect of dilutive securities:
Restricted stock	—	11	144
ESPP shares	68	55	114
Stock award common shares equivalents	2,132	2,694	3,618

Weighted average number of shares used to compute net income per share—diluted	90,364	89,018	78,916

Net income per share—basic	$0.05	$0.31	$0.86

Net income per share—diluted	$0.05	$0.30	$0.82

For the years ended December 31, 2012, 2011 and 2010, potentially dilutive securities covering 6.1 million, 4.4 million and 2.3 million shares of our common stock, respectively, were not included in the diluted net income per share calculations because they would be antidilutive.

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

On the acquisition date, a liability was recognized for an estimate of the acquisition date fair value of the contingent milestone consideration based on the probability of achieving the milestones and the probability-weighted discount on cash flows. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date was and will be recognized in the statements of operations. During the year ended December 31, 2012, we reassessed the fair value of the remaining contingent consideration at $3.5 million and recorded the increase of $0.4 million in the fair value of the remaining contingent consideration in other income and expenses, net in the consolidated statements of operations. In November 2012 we agreed to settle the first milestone and $3.4 million of additional consideration was paid.

This fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The discount rate considered in the assessment of the remaining $0.1 million reporting date fair value of the contingent milestones at December 31, 2012 was 42%.

On the acquisition date, we allocated the total consideration to the following assets (in thousands):

Allocation of Purchase Price
Property and equipment, net	$241
Intangible assets	9,200
Goodwill	652
Employee compensation liabilities	(119)

Total purchase price	$9,974

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of the following intangible assets (in thousands, except for years):

	Amount	Estimated Useful Life (in years)
In-process research and development	$6,200	4
Customer relationships	2,900	7
Non-compete agreement	100	2

Total intangible assets	$9,200

Under the purchase method of accounting, the identifiable net assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values. In the determination of the fair value of the IPR&D, various factors were considered, such as future revenue contributions, additional licensing costs associated with the underlying technology, and contributory asset charges. The fair value of the IPR&D was calculated using an income approach and the rate utilized to discount net future cash flows to their present values was based on a weighted average cost of capital of approximately 41%. This discount rate was determined after considering our cost of debt adjusted for a risk premium that market participants would require in an investment in companies that are at similar stages of development as PLX.

IPR&D will not be amortized until the product is complete, at which time we estimate that it will be amortized over the estimated useful life of the developed technology of four years. The useful life of the IPR&D was estimated as the period over which the asset is expected to contribute directly or indirectly to our future cash flows. Up to the point that the product is complete, we will assess the IPR&D annually for impairment, or more frequently if certain indicators are present.

The excess of the fair value of the total consideration over the estimated fair value of the net assets was recorded as goodwill. We allocated $0.7 million of the total consideration to goodwill. We consider the acquired business an addition to our product development effort and not an additional reporting unit or operating segment. The goodwill recognized is expected to be deductible for income tax purposes.

STB Business

On April 12, 2012, we completed our acquisition of assets related to the Set-top Box, or STB, business of Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, for a purchase price of $74.9 million. The purchase price included working capital assets of $24.4 million and assumed employee liabilities of $2.3 million, pursuant to the terms of our Asset Purchase Agreement with Trident, dated January 18, 2012, as amended, or Purchase Agreement.

Pursuant to the Purchase Agreement, we acquired all of Trident’s specific STB business system-on-a-chip solutions, certain patents and all other intellectual property owned by Trident, certain contracts and prepaid expenses, and certain tangible assets, accounts receivable, inventory and equipment. Trident retained its digital television, PC television, audio and terrestrial demodulator businesses and we licensed to Trident certain of the acquired patents and intellectual property for use in the retained businesses. We also acquired leased facilities in Austin, Texas, San Diego, California, Belfast, Northern Ireland and Hyderabad, India and the right to use other facilities of Trident under short term Facilities Use Agreements. We also entered into a Transition Services Agreement with Trident pursuant to which Trident provided certain services to us for a period of time following the closing, including running operations in certain foreign jurisdictions until local asset transfers are completed. We also agreed to provide certain services to Trident and the purchaser of the digital television business for a period following the closing.

During the year ended December 31, 2012, we incurred an aggregate of $4.3 million in expenses in connection with our acquisition of the STB business from Trident.

Our acquisition of the STB business from Trident has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations.” Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of the STB business in connection with our acquisition of the STB business from Trident, based on their estimated fair values. We are currently in the process of finalizing the acquisition related hold back payments with Trident. The finalization of these amounts could result in an adjustment to the overall purchase price upon resolution. The purchase price allocation was estimated based on information that was available as of December 31, 2012. The allocation of the purchase price to the assets acquired and liabilities assumed was as follows (in thousands):

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

The fair value of the identified intangible assets acquired in connection with our acquisitions was estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill recognized as a result of our acquisitions was primarily attributable to the value of the workforce that became our employees following the closing of the acquisitions. We consider the acquired business an addition to our product development efforts and product offerings and not an additional reporting unit or operating segment. The goodwill recognized is expected to be deductible for income tax purposes. The useful life of the intangible assets for amortization purposes was determined by considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive economic or other factors that may limit the useful life of intangible assets.

Supplemental Pro Forma Information

The following unaudited pro forma information presents the consolidated results of operations of Entropic and Trident as if the acquisition had occurred at the beginning of each period presented, with pro forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011
Net revenues	$344,395	$364,814
Net loss	(707)	(8,899)
Net loss per share—basic and diluted	(0.01)	(0.10)

Adjustments to the supplemental pro forma combined results of operations were as follows (in thousands):

	Years Ended December 31,
	2012	2011
Net impact of the change in amortization of intangibles	$734	$1,995
Transaction related expenses related to acquisition	4,261	1,415
Reorganization expenses related to Trident’s bankruptcy filing	1,471	506
Adjust taxes to the blended rate after business combination	4,901	23,641

	$11,367	$27,557

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

4. Goodwill and Intangible Assets

On July 6, 2012, we acquired specific direct broadcast satellite intellectual property and corresponding technologies from PLX and recognized $0.7 million of goodwill in connection with the acquisition.

On April 12, 2012, we completed our acquisition of the STB business of Trident and recognized $4.0 million of goodwill in connection with the acquisition.

Intangible assets consisted of the following (in thousands):

	As of December 31, 2012
	Gross	Accumulated Amortization	Net
Developed technology	$32,400	$(5,828)	$26,572
In-process research and development	12,700	—	12,700

Total intangibles amortized to cost of net revenues	45,100	(5,828)	39,272

Customer relationships	6,800	(608)	6,192
Non-compete agreement	1,500	(529)	971
Customer backlog	2,000	(1,438)	562

Total intangibles amortized to operating expense	10,300	(2,575)	7,725

Total intangible assets	$55,400	$(8,403)	$46,997

There were no intangible assets as of December 31, 2011. During the year ended December 31, 2010, we recorded amortization expense of $1.6 million, which represented the remaining amortization of the developed technology intangible asset associated with the acquisition of RF Magic in 2007.

As of December 31, 2012, the estimated future amortization expense of intangible assets is as follows, excluding in-process research and development intangible assets that have not reached technological feasibility (in thousands):

Years Ending December 31,	Estimated Amortization
2013	$10,383
2014	9,293
2015	9,071
2016	3,244
2017	971
Thereafter	1,335

$34,297

5. Commitments and Contingencies

We have multiple operating leases for facilities and software license agreements expiring through 2017. The terms of certain leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the respective lease periods and have accrued for rent expense incurred, but not paid. As of December 31, 2012, we had no outstanding capital leases.

The minimum future payments under all non-cancellable operating leases with an initial term of one year or more as of December 31, 2012 were as follows (in thousands):

Years Ending December 31,
2013	$9,922
2014	6,856
2015	2,799
2016	2,315
2017	902
Thereafter	—

$22,794

Operating lease expense for the years ended December 31, 2012, 2011 and 2010 was $12.4 million, $5.6 million and $5.2 million, respectively.

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

Preferred Stock

We are authorized to issue 10,000,000 shares of undesignated preferred stock at $0.001 par value per share. Our board of directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock. As of December 31, 2012, no preferred stock was outstanding.

Equity Incentive Plans

We have in effect equity compensation plans under which incentive stock options, non-qualified stock options and restricted stock units have been granted to employees, directors and consultants to purchase shares of our common stock at a price not less than the fair market value of the stock at the date of grant except in the event of a business combination.

2012 Inducement Award Plan

Our 2012 Inducement Award Plan became effective April 8, 2012. This plan provides for the grant of non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock awards to eligible new employees or directors not previously employed by us. As of December 31, 2012, there were 2,300,000 shares of common stock reserved under the 2012 Inducement Award Plan.

2007 Equity Incentive Plan

Our 2007 Equity Incentive Plan, or the 2007 Plan, became effective upon the execution of the underwriting agreement in connection with our initial public offering and replaced our 2001 Stock Option Plan, or the 2001 Plan. The 2007 Plan provides for the grant of incentive and non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, or collectively Stock Awards. As of December 31, 2012, there were 25,464,000 shares of common stock reserved under the 2007 Plan. This share amount is automatically increased by the amount equal to the number of shares subject to any outstanding option under the 2001 Plan that expires or is forfeited following the date that the 2007 Plan became effective. In addition, the share reserve will automatically increase on January 1 of each year through 2017 by the lesser of 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, 7,692,000 shares of common stock, or a lesser amount of shares of common stock to be determined by the board of directors prior to the first day of the calendar year. Our board of directors may amend or terminate the 2007 Plan at any time. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to ten years from the grant date. In January 2013, 4,458,000 shares of common stock, which was 5% of the outstanding shares of common stock as of December 31, 2012, were added to the 2007 Plan.

2007 Non-Employee Directors’ Plan

Our 2007 Non-Employee Directors’ Plan, or Directors’ Plan, became effective upon the execution of the underwriting agreement in connection our initial public offering. As of December 31, 2012, an aggregate of 711,000 shares of common stock were reserved for future issuance under the Directors’ plan. This share amount will automatically increase on January 1 of each year through 2017 by an amount equal to the excess of: the number of shares subject to options granted during the preceding calendar year, over the number of shares, if any, added back to the share reserve during the preceding calendar year. Upon election to our board of directors, each non-employee director will receive an initial grant of a non-qualified option to purchase 51,000 shares of our common stock, which will vest in forty-eight equal monthly installments. Further, non-employee directors receive an automatic annual grant of a non-qualified option to purchase 13,000 shares of common stock, which will vest in twelve equal monthly installments. The exercise price of any options granted to a non-employee director under the Directors’ Plan is equal to 100% of the fair market value of our common stock on the date of the grant. The Directors’ Plan provides that options granted under the plan will become fully vested and exercisable in the event of a change of control. In January 2013, 42,000 shares of common stock, which was equal to the number of shares subject to grants made under the Directors’ Plan in 2012, less the shares added back from cancellations, were added to the Directors’ Plan.

2007 Employee Stock Purchase Plan

Under the terms of our ESPP, all eligible employees may purchase shares of common stock at 85% of the lower of the fair market value on the first date of each twelve-month offering period or the purchase date. Employees may authorize us to withhold up to 15% of their compensation during any offering period, subject to certain limitations, to purchase shares of our common stock under the ESPP. The ESPP authorized up to 6,180,000 shares of common stock for purchase by our employees during the year ended December 31, 2012. The ESPP share reserve will automatically increase on January 1 of each year through 2017 by the lesser of 1.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, 2,308,000 shares of common stock, or a lesser amount of shares of common stock to be determined by our board of directors prior to the first day of the calendar year. In January 2013, 1,338,000 shares of common stock, which was 1.5% of the outstanding shares of common stock as of December 31, 2012, were added to the ESPP.

RF Magic 2000 Incentive Stock Plan

In connection with our acquisition of RF Magic, we assumed RF Magic’s 2000 Incentive Stock Plan, or the RF Magic Plan, including all of the outstanding stock options issued under the RF Magic Plan, except those held by employees of RF Magic’s French subsidiary. The stock options under the RF Magic Plan that we assumed became options to purchase an aggregate of 2,685,000 shares of our common stock. The stock options held by employees of RF Magic’s French subsidiary that we did not assume remained as options to purchase RF Magic’s common stock. At the time of the acquisition an aggregate of 195,000 shares of RF Magic’s common stock were issuable upon exercise of the unassumed RF Magic options. The unassumed RF Magic options were subject to put and call option agreements between us, RF Magic and the holders of these options. Under these put and call option agreements, each share of RF Magic common stock issued upon exercise of the unassumed RF Magic options was exchanged for 0.9344 shares of our common stock, which is equal to the number of shares of our common stock issued in exchange for each outstanding share of RF Magic in the acquisition. We reserved 182,000 shares of our common stock for future issuance under the put and call option agreements as of December 31, 2007. In the year ended December 31, 2011, 11,000 shares of our common stock were issued in connection with the exercise of RF Magic options subject to put and call option agreements, leaving no remaining options outstanding under the RF Magic Plan.

Stock option grants under the 2001 Plan and RF Magic Plan were subject to an early exercise provision. The options issued under the RF Magic Plan allowed for early exercise upon approval by our board of directors. Shares of common stock obtained upon early exercise of unvested options or by restricted stock purchase rights were subject to our repurchase at the applicable original issue price and vested according to the respective agreement. The consideration received for the exercise of an unvested stock option is considered a deposit of the exercise price, and thus is a liability that was recorded by us. The liability associated with this potential for repurchase, and the related shares, are only reclassified into equity as the option award vests. As of December 31, 2010, 53,000 shares were subject to our repurchase rights under this plan, and as a result, we recorded liabilities of $0.1 million as of December 31, 2010 for the unvested shares issued upon early exercise of stock options. As of December 31, 2011, no further shares were subject to our repurchase rights.

Combined Incentive Plan Activity

A summary of our stock option award activity and related information under our existing incentive plans for the years ended December 31, 2012, 2011 and 2010 is set forth below. The following summary excludes options to purchase up to 11,000 shares of our common stock subject to put and call option agreements for RF Magic options outstanding as of December 31, 2010.

	(in thousands, except per share data)
	Number of Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	9,141	1.88	$11,916

Granted	3,463	5.23
Exercised	(2,359)	1.51
Cancelled/forfeited/expired	(526)	2.94

Outstanding as of December 31, 2010	9,719	3.10	$87,225

Granted	3,001	8.08
Exercised	(1,425)	2.00
Cancelled/forfeited/expired	(224)	5.40

Outstanding as of December 31, 2011	11,071	4.55	$16,171

Granted	1,497	5.03
Exercised	(938)	2.30
Cancelled/forfeited/expired	(1,016)	5.31

Outstanding as of December 31, 2012	10,614	4.74	$14,069

The weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2012, 2011 and 2010 was $3.52, $5.52 and $3.51, respectively. Stock-based compensation expense associated with stock options related to employees for the years ended December 31, 2012, 2011 and 2010 was $8.6 million, $9.6 million and $8.7 million, respectively. The weighted average remaining contractual term of options outstanding as of December 31, 2012 was 7.0 years. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $3.2 million, $9.2 million and $14.0 million, respectively. Option exercises were settled with shares of common stock.

As of December 31, 2012, outstanding options to purchase 6,500,000 shares were exercisable with a weighted average exercise price of $3.94 per share and an aggregate intrinsic value of $12.6 million. The weighted average remaining contractual term of options exercisable as of December 31, 2012 was 6.2 years.

During the year ended December 31, 2012, 859,000 shares of our common stock were purchased through the ESPP which resulted in proceeds to us of $3.0 million. Stock based compensation expense associated with the ESPP plan for the years ended December 31, 2012, 2011 and 2010, was $2.2 million, $1.5 million and $1.0 million, respectively.

Restricted stock unit activity for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2009	10	$2.61
Restricted stock units granted	251	4.82
Restricted stock units cancelled	(12)	2.97

Balance at December 31, 2010	249	4.82
Restricted stock units granted	517	8.24
Restricted stock units cancelled	(23)	7.54
Restricted stock units vested	(117)	4.80

Balance at December 31, 2011	626	7.55
Restricted stock units granted	3,064	4.52
Restricted stock units cancelled	(261)	5.27
Restricted stock units vested	(245)	6.76

Balance at December 31, 2012	3,184	4.88

Stock based compensation expense associated with the above restricted stock unit awards for the years ended December 31, 2012, 2011 and 2010, was $3.8 million, $1.4 million and $0.4 million, respectively.

As of December 31, 2012, we had 15,745,000 authorized shares available for future issuance under all of our equity incentive plans.

Stock-Based Compensation Expense

Stock-based compensation expense recognized in our statements of operations is based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We allocated stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of net revenues	$828	$557	$384
Research and development	7,428	6,272	5,049
Sales and marketing	2,288	1,986	1,558
General and administrative	4,273	3,932	3,479

Total stock-based compensation expense	$14,817	$12,747	$10,470

Prior to 2010, we granted options and other stock awards to consultants in connection with their service agreements. For the years ended December 31, 2012, 2011 and 2010, we recorded compensation expense related to these awards of $0.1 million, $0.2 million and $0.4 million, respectively. The fair value of the awards was estimated using a Black-Scholes option-pricing model.

We reviewed and updated our forfeiture rate, expected term and volatility assumptions during the year ended December 31, 2012 and there was no significant impact. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. We use a combination of our historical experience, the contractual term and the average option term of a comparable peer group to determine the expected life of our option grants. The peer group historical term is used due to the limited trading history of our common stock. The estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.

The total fair value of options and awards vested for each of the years ended December 31, 2012, 2011 and 2010, was $12.1 million, $9.2 million and $7.4 million, respectively. The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected life (years)	5.1 - 5.3	5.0 - 5.1	5.0 - 6.1
Contractual term (years) for consultant options	10	10	10
Risk-free interest rate	0.7% - 1.1%	1.0% - 2.2%	1.3% - 3.1%
Expected volatility	89% to 90%	86% to 87%	80% to 85%
Expected dividend yield	—	—	—

The fair value of stock options granted under the ESPP was estimated at the grant date using the following assumptions:

Years Ended December 31,
	2012	2011	2010
Expected life (years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	0.1% to 0.2%	0.1% to 0.4%	0.2% to 0.5%
Expected volatility	58% to 100%	42% to 100%	63% to 151%
Expected dividend yield	—	—	—

As of December 31, 2012, we estimate there were $24.3 million in total unrecognized compensation costs related to employee stock option agreements, which are expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2012, we estimate there were $0.5 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.4 years.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance (in thousands):

	As of December 31,
	2012	2011
Exercise of stock awards issued and outstanding	13,798	11,697
Authorized for grants under equity incentive plans	15,745	11,864

Total	29,543	23,561

7. Derivative Instruments

In 2012 we implemented a policy to manage some of our foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short-term effect of currency fluctuations. Our policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in other income, net. We use quoted prices to value our derivative instruments. During the year ended December 31, 2012, we recorded a loss of $0.1 million related to these fair value hedging contracts. As of December 31, 2012, we had outstanding contracts to purchase $16.8 million of Chinese yuan, which settle during the course of the next 12 months.

8. Income Taxes

The domestic and international components of income before provision (benefit) from income taxes are presented as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Domestic	$6,583	$39,553	$32,340
International	2,094	1,064	918

Income before taxes	$8,677	$40,617	$33,258

Income tax provision (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$6,839	$1,198	$—
State	5	13	(7)
Foreign	281	168	151

Total current	$7,125	$1,379	$144

Deferred:
Federal	$(2,968)	$12,674	$(31,590)
State	—	—	—

Total deferred	(2,968)	12,674	(31,590)

Total income tax provision (benefit)	$4,157	$14,053	$(31,446)

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax benefit (in thousands):

	Years Ended December 31,
	2012	2011	2010
Tax computed at the federal statutory rate	$3,037	$14,216	$11,640
State tax, net of federal benefit	7	62	1,226
Permanent items	175	87	(702)
Stock-based compensation	843	618	71
Research credits	(3,572)	(4,276)	(4,513)
Tax reserves	303	942	(2,795)
Change in tax rates	22	—	(2,152)
Change in valuation allowance	3,530	2,609	(35,906)
Difference in foreign tax rate	(188)	(205)	(169)
Tax attribute write-off	—	—	1,854

Income tax provision (benefit)	$4,157	$14,053	$(31,446)

The significant components of our deferred tax assets and liabilities were comprised of the following at December 31, 2012 and 2011 (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Research and development and other credits	$20,050	$21,841
Stock-based compensation	9,274	6,594
Acquired intangibles	8,688	2,890
Other, net	3,907	2,566
Net operating loss carryforwards	2,609	2,648
Capitalized research and development	901	1,831

Total deferred tax assets	45,429	38,370
Valuation allowance for deferred tax assets	(16,830)	(13,299)
Deferred tax liabilities:
Depreciation and amortization	(2,187)	(1,906)

Net deferred tax assets	$26,412	$23,165

At December 31, 2012, we had total federal and state net operating loss, or NOL, carryforwards of approximately $0.3 million and $32.0 million, respectively. If not utilized, the federal and state NOL carryforwards will begin to expire in 2021 and 2013, respectively.

As of December 31, 2012, we had federal and state research and development, or R&D, tax credit carryforwards of approximately $9.9 million and $17.2 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2021 unless previously utilized. The California R&D tax credit will carryforward indefinitely; however, we presently expect that only a minor portion of this credit will be utilized each year thereby requiring such a long future period of California profits that it does not meet the more-likely-than-not criteria.

As of December 31 2012, based on the weight of available evidence, we concluded that it is more likely than not that the benefits of Federal deferred income tax assets will be realized. We continue to maintain a valuation allowance to offset the state deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidance given the present lower apportionment factors now pertaining to our income taxes in California.

The net change in the total valuation allowance was an increase of $3.5 million for the year ended December 31, 2012. For the year ended December 31, 2011, the valuation allowance increased by $2.6 million and for the year ended December 31, 2010, the valuation allowance decreased by $35.9 million.

Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, utilization of NOLs and credit carryforwards may be subject to an annual limitation due to future ownership change limitations provided by the Internal Revenue Code and similar state provisions. The tax benefits related to future utilization of federal and state NOLs and tax credit carryforwards may be limited or lost if cumulative changes in ownership exceed 50% within any three-year period. While there may have been prior changes in ownership, it is anticipated that we will be able to utilize substantially all of our remaining federal and state NOLs and tax credit carryforwards

As of December 31, 2012 and 2011, our unrecognized tax benefits totaled $8.4 million and $7.6 million, respectively, of which $6.3 million and $6.3 million, respectively, would impact the effective tax rate if recognized.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance as of December 31, 2010	$6,725
Decreases related to prior year tax positions	(831)
Increases related to current year tax positions	1,657

Balance as of December 31, 2011	7,551
Increases related to current year tax positions	979
Decreases related to settlements	(174)

Balance as of December 31, 2012	$8,356

We do not expect unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by Federal and State tax authorities for years prior to 2009, however, NOL and R&D credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2012, the amount accrued for interest and penalties associated with uncertain tax positions was nominal.

In December 2012, we settled an income tax audit related to our Israeli subsidiary for the 2007 through 2010 tax years. As a result of this settlement, we decreased our liability for unrecognized tax benefits during 2012 by approximately $0.2 million.

As of December 31, 2012, undistributed earnings of our foreign subsidiaries of approximately $2.2 million are considered permanently reinvested. Accordingly, we have made no provision for U.S. income taxes or additional non-U.S. taxes on these cumulative unremitted earnings. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate or if we sold our interests in the affiliates. We cannot practicably estimate the amount of additional taxes that might be payable on the unremitted earnings.

9. Employee Benefits

We have a defined contribution 401(k) plan for employees who are at least 21 years of age. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation, but not in excess of the maximum amounts allowed under the Internal Revenue Code. Our contributions to the plan are discretionary. During the years ended December 31, 2012, 2011 and 2010, we contributed $0.7 million, $0.5 million and $0, respectively, to the plan.

Our Indian subsidiary has a gratuity plan and a compensated absence plan pursuant to which we are required to make payments. Our liability for the gratuity plan is calculated based on the salary of employees multiplied by years of service. Our liability for the compensated absence plan is calculated based on the daily salary of the employees multiplied by 30 days of compensated absence. The resulting balances of $0.3 million is included in other non-current liabilities. A corresponding asset of $0.1 million is included in other assets. The underfunded balance of these plans was $0.2 million as of December 31, 2012.

10. Supplemental Disclosure of Cash-Flow and Non-Cash Activity

Cash-Flow

The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cash paid for taxes	$6,060	$1,859	$23

Non-Cash Activity

The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Years Ended December 31,
	2012	2011	2010
Repurchase liability for early exercise of stock options	—	92	254
Currency translation adjustment gain	37	47	24
Unrealized gain (loss) on investments, net of tax	227	(83)	(31)

11. Significant Customer, Vendor and Geographic Information

Customers

Based on direct shipments, customers that exceeded 10% of total net revenues and accounts receivable were as follows:

	Net Revenues			Accounts Receivable
	Years Ended December 31,			As of December 31,
	2012	2011	2010	2012	2011
Actiontec Electronics, Inc.	*	*	*	*	10%
Foxconn Electronics, Inc.	*	*	*	*	12%
Motorola Mobility, Inc.	13%	17%	17%	11%	15%
Wistron NeWeb Corporation	21%	25%	21%	29%	35%

*	Customer accounted for less than 10% of total net revenues or accounts receivable, as applicable, for the period indicated

Vendors

We had three vendors that represented a significant portion of total purchases (exclusive of payroll and related costs) as follows:

	Years Ended December 31,
	2012	2011	2010
Amkor Technology, Inc.	12%	28%	27%
NXP Semiconductors	13%	*	*
Taiwan Semiconductor Manufacturing Company, Ltd.	22%	23%	32%
Tower Semiconductor Ltd.	*	15%	17%

*	Vendor accounted for less than 10% of total purchases (exclusive of payroll and related costs) for the period indicated

Geographic Information

Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Asia	$281,425	$213,524	$195,056
Europe	6,901	756	3,079
United States	3,741	872	2,969
North America, other	29,611	25,476	9,133

	$321,678	$240,628	$210,237

As of December 31, 2012 and 2011, long-lived assets, which represent property, plant and equipment, net of accumulated depreciation, and lease deposits, located outside of the United States was $6.3 million and $1.2 million, respectively.

12. Quarterly Financial Data (Unaudited)

The following table presents certain quarterly financial data for the eight consecutive quarters ended December 31, 2012. The unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data. We believe that our quarterly revenue, particularly the mix of revenue components, and operating results are likely to vary in the future. The operating results for any quarter are not necessarily indicative of the operating results for any future period or for any full year.

	Net Revenues	Gross Profit	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
	(in thousands, except per share data)
Year Ended December 31, 2012
Fourth Quarter	$89,698	$43,909	$46	$—	$—
Third Quarter	89,825	44,047	408	—	—
Second Quarter	83,052	42,855	173	—	—
First Quarter	59,103	33,192	3,893	0.04	0.04
Year Ended December 31, 2011
Fourth Quarter	$56,169	$30,828	$2,308	$0.03	$0.03
Third Quarter	51,465	28,469	4,645	0.05	0.05
Second Quarter	61,473	33,827	7,756	0.09	0.09
First Quarter	71,521	39,582	11,855	0.14	0.13

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

ENTROPIC COMMUNICATIONS, INC.

(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserve for excess and obsolete inventory	3,284	349	(318)	3,315

Total	$3,284	$349	$(318)	$3,315

Year Ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserve for excess and obsolete inventory	1,789	1,738	(243)	3,284

Total	$1,789	$1,738	$(243)	$3,284

Year Ended December 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserve for excess and obsolete inventory	2,607	156	(974)	1,789

Total	$2,607	$156	$(974)	$1,789

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTROPIC COMMUNICATIONS, INC.

By:	/S/ PATRICK HENRY
Patrick Henry President and Chief Executive Officer

Date: March 1, 2013

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

Signature	Title	Date

/s/ PATRICK HENRY Patrick Henry	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 1, 2013

/S/ DAVID LYLE David Lyle	Chief Financial Officer (Principal Financial Officer)	March 1, 2013

/S/ TREVOR RENFIELD Trevor Renfield	Vice President, Accounting and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2013

/S/ UMESH PADVAL Umesh Padval	Chairman of the Board of Directors	March 1, 2013

/S/ ROBERT L. BAILEY Robert L. Bailey	Member of the Board of Directors	March 1, 2013

/S/ WILLIAM BOCK William Bock	Member of the Board of Directors	March 1, 2013

/S/ KEITH BECHARD Keith Bechard	Member of the Board of Directors	March 1, 2013

/S/ KENNETH MERCHANT Kenneth Merchant	Member of the Board of Directors	March 1, 2013

/S/ THEODORE TEWKSBURY Theodore Tewksbury	Member of the Board of Directors	March 1, 2013

Exhibit Index

Exhibit Number	Description of Document

2.1(13)	Asset Purchase Agreement dated January 18, 2012 by and between the Registrant and Trident Microsystems, Inc. and certain of its subsidiaries.

2.2(13)	Amendment to Asset Purchase Agreement, dated January 18, 2012, by and between the Registrant and Trident Microsystems, Inc. and certain of its subsidiaries.

2.3(16)	Second Amendment to Asset Purchase Agreement, dated January 18, 2012, by and between the Registrant and Trident Microsystems, Inc. and certain of its subsidiaries.

2.4(16)	Third Amendment to Asset Purchase Agreement, dated January 18, 2012, by and between the Registrant and Trident Microsystems, Inc. and certain of its subsidiaries.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Form of Common Stock Certificate of the Registrant.

10.1+(4)	2007 Equity Incentive Plan and Form of Option Agreement, Form of Option Grant Notice thereunder and Notice of Exercise.

10.2+(5)	2007 Non-Employee Directors’ Stock Option Plan and Form of Option Agreement, Forms of Grant Notice and Notice of Exercise thereunder.

10.3+(4)	2007 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10.4+(3)	2001 Equity Incentive Plan and Form of Stock Option Agreement, Form of Notice Grant of Stock Option and Form of Stock Option Exercise Notice thereunder.

10.5+(3)	RF Magic, Inc. 2000 Incentive Stock Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.

10.6+(6)	Entropic Communications, Inc. Management Bonus Plan.

10.7+(3)	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.

10.8+(3)	Form of Employee Innovations and Proprietary Rights Assignment Agreement by and between the Registrant and each of its executive officers.

10.9+(7)	Employment Offer Letter dated April 18, 2007 by and between the Registrant and Lance Bridges.

10.10+(9)	Amended and Restated Change of Control Agreement dated December 7, 2009 by and between the Registrant and Lance Bridges.

10.11+(9)	Amended and Restated Executive Employment Agreement dated December 7, 2009 by and between the Registrant and Patrick Henry.

10.12+(10)	Employment Offer Letter dated June 15, 2007 by and between the Registrant and David Lyle.

10.13+(9)	Amended and Restated Change of Control Agreement dated December 7, 2009 by and between the Registrant and David Lyle.

10.14+(3)	Director Offer Letter dated March 25, 2007 by and between the Registrant and Kenneth Merchant.

10.15+(3)	Director Offer Letter dated November 23, 2004 by and between the Registrant and Umesh Padval.

Exhibit Number	Description of Document

10.16+(10)	Director Offer Letter dated June 9, 2009 by and between the Registrant and Keith Bechard.

10.17+(11)	Director Offer Letter dated August 29, 2010 by and between Registrant and Dr. Ted Tewksbury.

10.18+(11)	Director Offer Letter dated September 1, 2010 by and between Registrant and Robert Bailey.

10.19+*	Director Offer Letter dated September 14, 2012 by and between Registrant and William G. BocK.

10.20+(6)	Amended and Restated Employment Offer Letter and Relocation Agreement dated March 31, 2010 by and between the Registrant and Tom Lookabaugh.

10.21+(6)	Amended and Restated Change of Control Agreement dated December 3, 2009 by and between the Registrant and Tom Lookabaugh.

10.22+(6)	Amended and Restated Employment Offer Letter and Relocation Agreement dated March 31, 2010 by and between the Registrant and Vinay Gokhale.

10.23+(6)	Amended and Restated Change of Control Agreement dated December 15, 2009 by and between the Registrant and Vinay Gokhale.

10.24+(12)	Amended and Restated Offer Letter and Relocation Agreement dated May 19, 2011 by and between the Registrant and Michael Farese.

10.25+(12)	Amended and Restated Relocation Agreement dated May 19, 2011 by and between the Registrant and Michael Farese.

10.26+(5)	Change of Control Agreement dated June 1, 2010 by and between the Registrant and Michael Farese.

10.27(3)	Office Lease dated August 31, 2007 by and between the Registrant and Kilroy Realty, L.P.

10.28(3)	Promoter Member Agreement dated November 20, 2003, as amended, by and between the Registrant and Multimedia over Coax Alliance.

10.29#(3)	Corporate Supply Agreement dated March 2, 2006 by and between the Registrant and Motorola Mobility, Inc. (formerly Motorola, Inc.)

10.30#(3)	Development and License Agreement dated September 15, 2002 by and between RF Magic, Inc. and STMicroelectronics N.V.

10.31+(12)	Entropic Communications, Inc. Nonqualified Deferred Compensation Plan.

10.32+(12)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement-Recipients Not Eligible to Participate Under the Nonqualified Deferred Compensation Plan.

10.33+(12)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement-Recipients Eligible to Participate Under the Nonqualified Deferred Compensation Plan.

10.34+(14)	Entropic Communications, Inc. 2012 Inducement Award Plan.

10.35+(14)	Form of Stock Option Agreement for the 2012 Inducement Award Plan.

10.36+(14)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for the 2012 Inducement Award Plan.

Exhibit Number	Description of Document

10.37(15)	Amended and Restated Manufacturing Services Agreement, dated April 12, 2012, by and between the Registrant (as successor-in-interest to Trident Microsystems (Far East) Ltd.) and NXP Semiconductors Netherlands B.V.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included as part of the signature page).

31.1*	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2008.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2008.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 3, 2011.
(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2010.
(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2008.

(8)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2009.
(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2009.
(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2009.
(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2010.
(12)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2011.
(13)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2012.
(14)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2012.
(15)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2012.
(16)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2012.

XBRL Interactive Data File will be filed by amendment to this Form 10-K within 30 days of the filing date of this Form 10-K, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.