Form 10-Q
period 2013-03-31
ENTROPIC COMMUNICATIONS INC
filed 2013-05-03
CIK 1227930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Registrant's telephone number, including area code: (858) 768-3600

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

There were 89,570,544 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding as of April 30, 2013.

ENTROPIC COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2013	December 31, 2012 (1)
Assets
Current assets:
Cash and cash equivalents	$22,546	$17,206
Marketable securities	69,696	79,981
Accounts receivable	45,055	41,847
Inventory	17,358	26,395
Deferred tax assets, current	8,581	7,157
Prepaid expenses and other current assets	14,158	11,988
Total current assets	177,394	184,574
Property and equipment, net	19,483	17,629
Long-term marketable securities	85,326	71,748
Intangible assets, net	43,839	46,997
Goodwill	3,937	4,664
Deferred tax assets, long-term	23,550	19,255
Other long-term assets	8,723	8,683
Total assets	$362,252	$353,550
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,161	$11,380
Accrued expenses and other current liabilities	7,640	8,067
Accrued payroll and benefits	8,605	9,474
Total current liabilities	35,406	28,921
Deferred rent	1,289	683
Other long-term liabilities	1,552	1,281
Stockholders’ equity:
Common stock	89	89
Additional paid-in capital	472,336	468,526
Accumulated deficit	(148,523)	(146,119)
Accumulated other comprehensive income	103	169
Total stockholders’ equity	324,005	322,665
Total liabilities and stockholders’ equity	$362,252	$353,550

(1) The unaudited condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Net revenues	$74,457	$59,103
Cost of net revenues	39,618	25,911
Gross profit	34,839	33,192
Operating expenses:
Research and development	28,070	15,471
Sales and marketing	6,455	5,045
General and administrative	6,083	5,290
Amortization of intangibles	930	—
Total operating expenses	41,538	25,806
Income (loss) from operations	(6,699)	7,386
Loss related to equity method investment	(780)	(832)
Other income, net	428	290
Income (loss) before income taxes	(7,051)	6,844
Income tax (benefit) provision	(4,647)	2,951
Net (loss) income	$(2,404)	$3,893
Net (loss) income per share—basic	$(0.03)	$0.04
Net (loss) income per share—diluted	$(0.03)	$0.04
Weighted average number of shares used to compute net (loss) income per share—basic	89,304	87,342
Weighted average number of shares used to compute net (loss) income per share—diluted	89,304	89,337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(2,404)	$3,893

Other comprehensive (loss) income, net of taxes:
Change in foreign currency translation adjustment	(44)	—
Available-for-sale investments:
Change in net unrealized gains	(22)	201
	(66)	201

Comprehensive (loss) income	$(2,470)	$4,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net (loss) income	$(2,404)	$3,893
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,948	1,212
Amortization of intangible assets	3,158	—
Change in acquisition-related contingent consideration liability	12	—
Deferred taxes	(5,825)	27
Excess tax (benefit) expense on stock option exercises	106	(471)
Stock-based compensation	3,454	3,142
Amortization of premiums on investments	924	964
Provision for excess and obsolete inventory	217	358
Loss related to equity method investment	780	832
Loss on disposal of assets	12	—
Changes in operating assets and liabilities:
Accounts receivable	(3,208)	120
Inventory	8,819	(322)
Prepaid expenses and other current assets	(2,160)	2,451
Other long-term assets	(819)	551
Accounts payable	7,780	2,409
Accrued expenses and other current liabilities	317	1,112
Accrued payroll and benefits	(820)	1,615
Deferred rent	606	(127)
Other long-term liabilities	270	5
Net cash provided by operating activities	13,167	17,771
Investing activities:
Purchases of property and equipment	(3,811)	(599)
Purchases of marketable securities	(29,720)	(4,247)
Sales/maturities of marketable securities	25,484	72,135
Net cash (used in) provided by investing activities	(8,047)	67,289
Financing activities:
Net proceeds from the issuance of equity plan exercises	462	892
Excess tax benefit (expense) on stock option exercises	(106)	471
Net cash provided by financing activities	356	1,363
Net effect of exchange rates on cash	(136)	(1)
Net increase in cash and cash equivalents	5,340	86,422
Cash and cash equivalents at beginning of period	17,206	20,193
Cash and cash equivalents at end of period	$22,546	$106,615

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and these accompanying notes. Among the significant estimates affecting the unaudited condensed consolidated financial statements are those related to business combinations, allowance for doubtful accounts, inventory reserves, long-lived assets (including intangible assets), warranty reserves, accrued bonuses, income taxes, valuation of equity securities and stock-based compensation. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.
Foreign Currency Translation
The functional currency for our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Net revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown as a component of accumulated other comprehensive income within stockholders' equity in the unaudited condensed consolidated balance sheets. Foreign currency transaction gains and losses are reported in operating expenses in the unaudited condensed consolidated statements of operations.
Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to hedge non-functional currency risks and to guarantee a minimum fixed price in local currency. Our accounting policies for derivative financial instruments are based on the criteria for designation of a hedging transaction as an accounting hedge, either as a cash flow or fair value hedge. A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from derivatives designated as fair value accounting hedges generally offset changes in the values of the hedged assets or liabilities over the life of the hedge. We recognize gains and losses on derivatives that are not currently designated as hedges for accounting purposes in earnings in other income, net. As of March 31, 2013, we had no derivative instruments designated as accounting hedges. As such, all gains and losses on derivatives for the three months ended March 31, 2013 were recognized in earnings.

Revenue Recognition
Our net revenues are generated principally by sales of our semiconductor solutions products. During the three months ended March 31, 2013 and 2012, product net revenues represented more than 99% of our total net revenues.
Our sales primarily occur through the efforts of our direct sales force. The remainder of our sales occurs through third-party sales representatives and distributors. During the three months ended March 31, 2013, 96% of our sales occurred through the efforts of our direct sales force. During the three months ended March 31, 2012, more than 99% of our sales occurred through the efforts of our direct sales force.
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
We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and, based on our historical experience rate, do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the three months ended March 31, 2013, we reduced net revenue by $0.3 million in connection with our rebate programs. For the three months ended March 31, 2012, the reduction in our revenues in connection with our rebate programs was not material.
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

We maintain cash and cash equivalent accounts with Federal Deposit Insurance Corporation, or FDIC, insured financial institutions. In addition, certain of the our interest bearing collateral money market and savings accounts are each insured up to $250,000 by the FDIC. Our exposure for amounts in excess of FDIC insured limits at March 31, 2013 was $22.0 million. We have not experienced any losses in such accounts.
We invest cash in deposits and money market funds with major financial institutions, U.S. government obligations and debt securities of corporations with investment grade credit ratings in a variety of industries. It is our policy to invest in instruments that have a final maturity of no longer than two years, and to maintain a portfolio weighted average maturity of no longer than 12 months.
Concentration of Supplier Risk
We are dependent on NXP Semiconductors Netherlands B.V., or NXP, as our sole source manufacturer for some of our set-top-box, or STB, system-on-a-chip, or SoC, products and certain other products. If NXP became unable to manufacture these products for us in a timely manner and we were unable to find alternative vendors, our business, operating results and financial condition could be materially adversely affected. We are currently transitioning the manufacturing of certain STB SoC products to our other third-party manufacturers.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and money market funds. We consider all highly liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.
Deferred Compensation
In June 2011, we implemented a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At March 31, 2013, we had marketable securities totaling $0.5 million related to investments in equity securities that are held in a rabbi trust under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.5 million at March 31, 2013, all of which was classified as non-current liabilities and is recorded in the unaudited condensed consolidated balance sheets under other long-term liabilities.
Marketable Securities
We account for marketable securities by determining the appropriate classification of such securities at the time of purchase and reevaluating such classification as of each balance sheet date. As of March 31, 2013, we had classified $0.4 million of bank and time deposits and $0.5 million held under our non-qualified deferred compensation plan as trading securities. Trading securities are bought and held principally for the purpose of selling in the near term and are reported at fair value, with unrealized gains and losses included in earnings. All other marketable securities were classified as available-for-sale. Cash equivalents and available-for-sale marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders' equity, net of tax. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the unaudited condensed consolidated statements of operations.
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

Allowance for Doubtful Accounts
We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, we will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and our historical experience. We recorded no allowance for doubtful accounts as of March 31, 2013 and December 31, 2012.
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
We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. For the three months ended March 31, 2013 and 2012, we recorded charges for excess and obsolete inventory of $0.2 million and $0.4 million, respectively.
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
We assess goodwill and intangible assets for impairment using fair value measurement techniques on an annual basis during the fourth quarter of the year, or more frequently if indicators of impairment exist. We perform an interim goodwill impairment test when it is more likely than not that the fair value of a reporting unit is less than the carrying amount. We operate as one reporting unit. The goodwill impairment test is a two step process. The first step compares the reporting unit's fair value to its net book value. If the fair value is less than the book value, the second step of the test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, we would recognize an impairment loss equal to that excess amount. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including the size and timing of deployments by our customers and related projections and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, stage of products in development, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables.

Investment in a Privately Held Company
We account for our investment in a privately held company under the equity method of accounting since we exercise significant influence, but we do not have the elements of control that would require consolidation. The rights of the other investors are both protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investment. The investment is recorded initially at cost as an investment in a privately held company, and subsequently is adjusted for equity in net income and cash contributions and distributions. Any difference between the carrying amount of the investment on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. As of March 31, 2013, our investment in a privately held company was $5.1 million, which is included in other long-term assets on our unaudited condensed consolidated balance sheets.
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
Our stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using either the Black-Scholes option pricing model for stock options or the grant date fair value of the stock on the date of the grant for restricted stock units, and is recognized as an expense over the employee's requisite service period. We have no stock-based compensation awards with market or performance conditions. The stock-based compensation expense attributable to awards under our 2007 Employee Stock Purchase Plan, or ESPP, was determined using the Black-Scholes option pricing model.
We also grant awards to non-employees and determine the fair value of such stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty's performance is completed.
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
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on our financial statements.
There have been no other recent accounting standards, or changes in accounting standards, during the three months ended March 31, 2013, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

2.	Supplemental Financial Information
Marketable Securities
We have marketable securities and financial instruments that are classified as either available-for-sale or trading securities. As of March 31, 2013, our short-term investment portfolio included $0.5 million of trading securities invested in a defined set of mutual funds directed by the participants in our non-qualified deferred compensation plan. As of March 31, 2013 these securities had net unrealized gains of $36,000 and a cost basis of $0.5 million. As of March 31, 2013, our short-term investment portfolio also included $0.4 million of trading securities invested in principal and interest guaranteed bank and time deposit accounts.
The following tables summarize available-for-sale investments by security type as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$6,994	$1	$(1)	$6,994
Corporate notes/bonds	60,506	82	(4)	60,584
State and municipal bonds	1,235	2	—	1,237
Total marketable securities, short-term	68,735	85	(5)	68,815
Corporate notes/bonds, long-term	85,275	123	(72)	85,326
Total	$154,010	$208	$(77)	$154,141

	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$6,988	$11	$(1)	$6,998
Corporate notes/bonds	67,944	56	(10)	67,990
U.S. treasury and agency notes/bonds	3,000	5	—	3,005
State and municipal bonds	1,235	3	—	1,238
Total marketable securities, short-term	79,167	75	(11)	79,231
Corporate notes/bonds, long-term	71,648	146	(46)	71,748
Total	$150,815	$221	$(57)	$150,979
Realized gains on our available-for-sale securities for the three months ended March 31, 2013 and 2012 were $3,000 and $9,000, respectively.
The following table summarizes the contractual maturities of our available-for-sale securities (in thousands):

As of March 31,
2013
Less than one year	$68,815
Due in one to five years	85,326
Due after five years	—
$154,141

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
Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no assets classified as Level 3 instruments. There were no transfers between different levels during the three months ended March 31, 2013.
The valuation of contingent consideration is based on a probability-weighted earnouts model which relies primarily on estimates of milestone achievements and discount rates applicable for the period expected payout. The most significant unobservable input used in the determination of estimated fair value of contingent consideration is the estimates on the likelihood of milestone achievements, which directly correlates to the fair value recognized in the unaudited condensed consolidated balance sheets.
The fair value of this liability is estimated quarterly by management based on inputs received from our engineering and finance personnel. The determination of the milestone achievement is performed by our engineering department and reviewed by the accounting department. Potential valuation adjustments are made as the progress toward achieving milestones becomes determinable with the impact of such adjustments being recorded through other income, net.

The fair value measurements of our cash equivalents, marketable securities, contingent consideration and non-qualified deferred compensation plan consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements as of March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,628	$4,628	$—	$—
Short-term investments:
Commercial paper	6,994	—	6,994	—
Corporate notes/bonds	60,584	—	60,584	—
State and municipal bonds	1,237	—	1,237	—
Mutual funds	524	524	—	—
Bank and time deposits	357	357	—	—
Long-term investments:
Corporate notes/bonds	85,326	—	85,326	—
Total assets at fair value	$159,650	$5,509	$154,141	$—

Liabilities:
Acquisition related contingent consideration	$143	$—	$—	$143
Employee stock-based compensation guarantees	205	—	—	205
Non-qualified deferred compensation plan	524	524	—	—
Total liabilities at fair value	$872	$524	$—	$348

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,083	$2,083	$—	$—
Short-term investments:
Commercial paper	6,998	—	6,998	—
Corporate notes/bonds	67,990	—	67,990	—
U.S. treasury and agency notes/bonds	3,005	—	3,005	—
State and municipal bonds	1,238	—	1,238	—
Mutual funds	368	368	—	—
Bank and time deposits	382	382	—	—
Long-term investments:
Corporate notes/bonds	71,748	—	71,748	—
Total assets at fair value	$153,812	$2,833	$150,979	$—

Liabilities:
Acquisition related contingent consideration	$131	$—	$—	$131
Employee stock-based compensation guarantees	152	—	—	152
Non-qualified deferred compensation plan	368	368	—	—
Total liabilities at fair value	$651	$368	$—	$283

The following table represents the change in level 3 liabilities which relate to acquisition related contingent consideration and employee stock compensation guarantees (in thousands).

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Acquisition related contingent consideration	Employee stock-based compensation guarantees	Total
Liability as of December 31, 2012	$131	$152	$283
Adjustments to fair value	12	—	12
Increase in compensation expense	—	53	53
Liability as of March 31, 2013	$143	$205	$348
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
The employee stock-based compensation guarantees represent compensation liability associated with certain restricted stock unit grants. Based on the terms of these grants, a cash payment is required to be made in the event that the stock price at the date of vesting falls below the grant date price. The fair value of this liability is remeasured quarterly using the Black Scholes option pricing model which considers the potential payout, the remaining time until payout, volatility of the underlying shares, and the risk-free interest rate to calculate the liability that may be due under the arrangement.

Nonrecurring Fair Value Measurements
We measure certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a non-monetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended March 31, 2013 and 2012, we did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Inventory
The components of inventory were as follows (in thousands):

	March 31, 2013	December 31, 2012
Work in process	$10,504	$16,353
Finished goods	6,854	10,042
Total inventory	$17,358	$26,395

Property and Equipment
Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	March 31, 2013	December 31, 2012
Office and laboratory equipment	5	$22,391	$20,629
Computer equipment	3 - 5	6,920	6,473
Furniture and fixtures	3 - 7	2,103	2,032
Leasehold improvements	Lease term	6,207	6,438
Software	1 - 3	3,071	2,913
Construction in progress		2,013	846
		42,705	39,331
Accumulated depreciation		(23,222)	(21,702)
Property and equipment, net		$19,483	$17,629
Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 was $1.9 million and $1.2 million, respectively.
Goodwill and Intangible Assets
On July 6, 2012, we acquired specific direct broadcast satellite intellectual property and corresponding technologies from PLX and recognized $0.7 million of goodwill in connection with the acquisition.
On April 12, 2012, we completed our acquisition of assets from Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, used in or related to Trident's set-top box business, or STB business, and recognized $4.0 million of goodwill in connection with the acquisition. During the three months ended March 31, 2013, we finalized the acquisition related hold back payments with Trident. The finalization of these amounts resulted in a decrease to goodwill of $0.7 million. As of March 31, 2013, the goodwill related to the acquisition of Trident was $3.3 million.
Intangible assets consisted of the following (in thousands):

	As of March 31, 2013
	Gross	Accumulated Amortization	Net
Developed technology	$32,400	$(7,852)	$24,548
In-process research and development	12,700	(203)	12,497
Total intangibles amortized to cost of net revenues	45,100	(8,055)	37,045
Customer relationships	6,800	(851)	5,949
Non-compete agreement	1,500	(716)	784
Customer backlog	2,000	(1,939)	61
Total intangibles amortized to operating expense	10,300	(3,506)	6,794
Total intangible assets	$55,400	$(11,561)	$43,839

Investment in a Privately Held Company
In September 2011, we purchased shares of convertible preferred stock in Zenverge, Inc., a privately-held, venture capital funded technology company, for a total investment cost of $10.0 million, which at the time of the investment represented a 16.3% equity interest in the company. We also entered into a strategic partnership to co-develop an integrated chip that combines our MoCA functionality with this entity's independently developed technology. As a result of our joint development arrangement with this company and the appointment of our CEO as a member of the company's board of directors, we have determined that the ability to exercise significant influence over the company exists and, accordingly, we have accounted for this investment following the equity method. The investment is recorded initially at cost as an investment in a privately held company and is subsequently adjusted for our equity position in net operating results and cash contributions and distributions. In addition, we record a charge relating to our proportionate ownership percentage of the premium paid for our investment in excess of our share of their net worth. The fair value of this premium consists of certain intangible asset and goodwill values as determined by a valuation calculation. These intangible assets represent the excess of the book value of the privately held company as compared to the valuation of the privately held company. For the three months ended March 31, 2013, the change in the carrying value of our investment was $0.8 million, which is reflected as a decrease in our investment. As of March 31, 2013 and December 31, 2012, the carrying amount of our investment was $5.1 million and $5.9 million, respectively, which is the extent of our exposure related to our investment in this entity. As of March 31, 2013, our equity interest in Zenverge, Inc. was 14.4%.
Accrued Warranty
The following table presents a rollforward of our product warranty liability, which is included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets (in thousands):

Three Months Ended March 31,
2013
Beginning balance	$448
Accruals for warranties issued during the period	58
Settlements made during the period	(6)
Change in estimated warranty rate	(445)
Ending balance	$55
Accrued Bonuses
We maintain a discretionary management bonus plan. The potential bonus payments made under our plans are based significantly on the achievement of operational, financial and business development objectives for each calendar year. As of March 31, 2013 we believed that the achievement of our performance targets specified by the 2013 bonus plan was not probable. Therefore, as of March 31, 2013 we had no accrual for management bonuses.
Restructuring Activity
In November 2012, we incurred a restructuring charge of $0.9 million pursuant to a plan to rebalance our operations in an attempt to leverage synergies from our acquisitions. This plan resulted in a reduction of our personnel by 40 employees or approximately 6% of our workforce.
The following table presents a rollforward of our restructuring liability as of March 31, 2013, which is included within accrued payroll and benefits in the unaudited condensed consolidated balance sheets (in thousands):

Restructuring Liability - Employee Separation Expenses
Liability as of December 31, 2012	$534
Cash payments	(402)
Liability as of March 31, 2013	$132

Deferred Compensation
We have a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At March 31, 2013, we had marketable securities totaling $0.5 million related to investments in equity securities that are held in a rabbi trust established under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.5 million at March 31, 2013, all of which was classified as a non-current liability and recorded in our unaudited condensed consolidated balance sheets under other long-term liabilities.
Purchase Commitments
We had firm purchase order commitments for the acquisition of inventory as of March 31, 2013 and December 31, 2012 of $23.4 million and $12.0 million, respectively.
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
On April 8, 2012, our 2012 Inducement Award Plan became effective. This plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards to eligible new employees or directors not previously employed by us. During the year ended December 31, 2012, we commenced granting non-qualified stock options and restricted stock units under this plan.
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
Stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 includes compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of net revenues	$201	$171
Research and development	1,989	1,630
Sales and marketing	298	419
General and administrative	966	922
Total stock-based compensation expense	$3,454	$3,142

Equity Incentive Plans
As part of our continual evaluation of the calculation of our stock-based compensation expense, we reviewed and updated our forfeiture rate, expected term and volatility assumptions during the three months ended March 31, 2013 and there was no significant impact. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. We use a combination of our historical experience, the contractual term and the average option term of a comparable peer group to determine the expected life of our option grants. The peer group historical term is used due to the limited trading history of our common stock. The estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.
We granted options and other stock awards to consultants in connection with their service agreements. For the three months ended March 31, 2013 and 2012 we recorded stock-based compensation expense related to these awards of $6,000 and $33,000, respectively. The fair value of the awards was estimated using a Black-Scholes option-pricing model.
The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the following assumptions:

	Three Months Ended March 31,
	2013	2012
Expected life (years)	5.3	5.1
Contractual term (years)	10.0	10.0
Risk-free interest rate	0.79%	0.86%
Expected volatility	90%	89%
Expected dividend yield	—	—
As of March 31, 2013, we estimated there were $20.8 million in total unrecognized compensation costs related to employee stock option agreements, which are expected to be recognized over a weighted-average period of 1.3 years.
For the three months ended March 31, 2013 and 2012 the fair value of expected shares to be issued under the ESPP were estimated using the following assumptions:

Three Months Ended March 31,
	2013	2012
Expected life (years)	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.15% to 0.19%	0.05% to 0.22%
Expected volatility	62% to 84%	58% to 100%
Expected dividend yield	—	—
For the three months ended March 31, 2013 and 2012 we recorded stock-based compensation expense related to awards under the ESPP totaling $0.3 million and $0.6 million, respectively. As of March 31, 2013 we estimated there were $0.2 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.3 years.
Stock Options
During the three months ended March 31, 2013, we granted stock options to purchase 16,000 shares of our common stock. During the three months ended March 31, 2013, stock options to purchase approximately 0.2 million shares of common stock were exercised. During the three months ended March 31, 2013, options to purchase 0.4 million shares of common stock were forfeited or expired. As of March 31, 2013, we had outstanding options to purchase approximately 10.0 million shares of common stock.

Restricted Stock Units
During the three months ended March 31, 2013, no shares of our common stock vested or were released pursuant to outstanding restricted stock units. As of March 31, 2013, we had approximately 3.1 million shares of common stock subject to restricted stock units outstanding.
During the three months ended March 31, 2013, 0.1 million restricted stock units were granted and 0.2 million restricted stock units were forfeited. Generally, restricted stock units vest annually with a term of one to four years from the date of the grant on the anniversary date of the grant or on a predetermined quarterly vesting date following the anniversary date of the grant. The related compensation expense of restricted stock units is being recognized ratably over the service period.

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
On the acquisition date, a liability was recognized for an estimate of the acquisition date fair value of the contingent milestone consideration based on the probability of achieving the milestones and the probability-weighted discount on cash flows. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date was and will be recognized in the statements of operations. During the year ended December 31, 2012, we reassessed the fair value of the remaining contingent consideration at $3.5 million and recorded the increase of $0.4 million in the fair value of the remaining contingent consideration. In November 2012 we agreed to settle the first milestone and $3.4 million of additional consideration was paid.
This fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The discount rate considered in the assessment of the remaining $0.1 million reporting date fair value of the contingent milestones at March 31, 2013 was 42%.
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
STB Business
On April 12, 2012, we completed our acquisition of assets related to the Set-top Box, or STB, business of Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, for a purchase price of $74.1 million. The purchase price included working capital assets of $24.4 million and assumed employee liabilities of $2.3 million, pursuant to the terms of our Asset Purchase Agreement with Trident, dated January 18, 2012, as amended, or Purchase Agreement.
Pursuant to the Purchase Agreement, we acquired all of Trident's specific STB business system-on-a-chip solutions, certain patents and all other intellectual property owned by Trident, certain contracts and prepaid expenses, and certain tangible assets, accounts receivable, inventory and equipment. Trident retained its digital television, PC television, audio and terrestrial demodulator businesses and we licensed to Trident certain of the acquired patents and intellectual property for use in the retained businesses. We also acquired leased facilities in Austin, Texas, San Diego, California, Belfast, Northern Ireland and Hyderabad, India and the right to use other facilities of Trident under short term Facilities Use Agreements.
Our acquisition of the STB business from Trident has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, "Business Combinations." Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of the STB business in connection with our acquisition of the STB business from Trident, based on their estimated fair values. During the first quarter of 2013 we finalized certain post-closing purchase price adjustments with Trident, resulting in a $0.7 million reduction in the purchase price. This adjustment to the purchase price has been reflected as a reduction of goodwill.

The allocation of the purchase price to the assets acquired and liabilities assumed was as follows (in thousands):

Allocation of
Purchase Price
Accounts receivable	$8,066
Prepaid inventory	4,310
Inventories	7,091
Prepaid expenses and other assets	4,966
Property and equipment, net	2,433
Other long term assets	125
Intangible assets	46,200
Goodwill	3,285
Employee compensation liabilities	(2,342)
Total purchase price	$74,134
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

The fair value of the identified intangible assets acquired in connection with our acquisitions was estimated using an income approach. Under the income approach, an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill recognized as a result of our acquisitions was primarily attributable to the value of the workforce that became our employees following the closing of the acquisitions. We consider the acquired business an addition to our product development efforts and product offerings and not an additional reporting unit or operating segment.The goodwill recognized is expected to be deductible for income tax purposes. The useful life of the intangible assets for amortization purposes was determined by considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive economic or other factors that may limit the useful life of intangible assets.
Supplemental Pro Forma Information
The following unaudited pro forma information presents the consolidated results of operations of Entropic and Trident as if the acquisition had occurred at the beginning of the period presented, with pro forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands, except per share amounts):

Three Months Ended March 31,
2012
Net revenues	$79,070
Net loss	(3,343)
Net loss per share - basic and diluted	(0.04)

Adjustments to the supplemental pro forma combined results of operations were as follows (in thousands):

Three Months Ended March 31,
2012
Net impact of the change in amortization of intangibles	$(654)
Transaction related expenses related to acquisition	1,547
Reorganization expenses related to Trident's bankruptcy filing	1,471
Adjust taxes to the blended rate after business combination	5,236
$7,600
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

4.	Derivative Instruments
In the fourth quarter of 2012 we implemented a policy to manage some of our foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short-term effect of currency fluctuations. Our policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in other income, net. We use quoted prices to value our derivative instruments. During the three months ended March 31, 2013, we recorded a gain of $0.2 million related to these fair value hedging contracts. As of March 31, 2013, we had outstanding contracts to purchase $15.4 million of Chinese yuan, $3.9 million of Indian rupees and $1.9 million of British pounds which settle during the course of the next 12 months.

5.	Income Taxes
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
Income tax benefit for the three months ended March 31, 2013 was $4.6 million, or approximately 66% of pre-tax loss. On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. As a result, the benefit related to the 2012 federal research and development credit was recorded in the first quarter of 2013 as well as the benefit related to 2013. The effective tax rate for the three months ended March 31, 2013 was comprised of federal benefit at statutory rates plus an increase in our tax rate due to the impact of the federal research and development credits, which resulted in a benefit of 39%, partially offset by an increase the valuation allowance on certain deferred tax assets and the impact of certain permanent items and reserves for uncertain tax positions. Our net state income tax rate was less than 0.1% for the three months ended March 31, 2013 due to the impact of the California single sales factor apportionment to calculate our tax liability.
Income tax expense for the three months ended March 31, 2012 was $3.0 million, or approximately 43% of pre-tax income. The effective tax rate for the three months ended March 31, 2012 was comprised of federal expense at statutory rates plus an increase in our tax rate of 7% due to the impact of certain permanent items and an increase in our tax rate of approximately 1% due to the reserves for uncertain tax positions. Our net state income tax rate was less than 0.1% for the three months ended March 31, 2012 due to the impact of the California single sales factor election to calculate our tax liability.
We file U.S., state and international income tax returns in jurisdictions with various statutes of limitations. Our consolidated federal tax return and any significant state tax returns are not currently under examination.

6.     Net (Loss) Income Per Common Share
We compute basic net (loss) income per share of common stock by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Diluted net (loss) income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding for the period. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive.
The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net (loss) income—basic and diluted	$(2,404)	$3,893
Denominator:
Weighted average number of shares of common stock outstanding—basic	89,304	87,342
Effect of dilutive securities:
ESPP shares	—	39
Stock award common share equivalents	—	1,956
Weighted average number of shares of common stock outstanding—diluted	89,304	89,337
Net (loss) income per share—basic	$(0.03)	$0.04
Net (loss) income per share—diluted	$(0.03)	$0.04

For the three months ended March 31, 2013 and 2012, potentially dilutive securities covering 8.6 million and 4.3 million shares of our common stock, respectively, were not included in the diluted net (loss) income per share calculations because they would be antidilutive.

7.	Supplemental Disclosure of Cash-Flow Activity
Cash-Flow
The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash paid for taxes	$217	$20

8.	Significant Customer, Vendor and Geographic Information
Customers
Based on direct shipments, customers that exceeded 10% of total net revenues or accounts receivable were as follows:

	Net Revenues		Accounts Receivable
	Three Months Ended March 31,		As of March 31,	As of December 31,
	2013	2012	2013	2012
Foxconn Electronics, Inc.	*	12%	12%	*
Motorola Mobility, Inc.	*	18%	*	11%
MTI Laboratory, Inc.	11%	*	12%	*
Wistron NeWeb Corporation	13%	22%	16%	29%

*	Customer accounted for less than 10% of total net revenues or accounts receivable, as applicable, for the period indicated.

Geographic Information
Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Asia	$64,646	$49,868
Europe	1,199	385
United States	1,720	462
North America, other	6,892	8,388
Total	$74,457	$59,103
As of March 31, 2013 and December 31, 2012, long-lived assets, which represent property, plant and equipment, net of accumulated depreciation, and lease deposits, located outside of the United States were $7.5 million and $6.3 million, respectively.

9.	Legal Matters
From time to time, we may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. There are no outstanding claims or litigation against us at March 31, 2013.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and related notes as of and for the year ended December 31, 2012 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, or Annual Report , filed with the Securities and Exchange Commission, or SEC on March 1, 2013.

Forward-Looking Statements
All statements included in this Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning our ability to sustain profitability; our 2012 acquisition of the assets used in or related to the STB business of Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, the competitive nature of the markets in which we compete and the effect of competing products and technologies; the demand for our solutions; the adoption of our technologies and the Multimedia over Coax Alliance, or MoCA, standard; the competitive nature of service providers; our dependence on manufacturers, sales representatives, distributors and other third parties; our ability to create and introduce new solutions and technologies; our ability to effectively manage our growth; our ability to successfully acquire companies or technologies that would complement our business; the ability of our contract manufacturers to produce and deliver products in a timely manner and at satisfactory prices; our ability to protect our intellectual property and avoid infringement of the intellectual property of others; our reliance on our key personnel; the effects of government regulation; our ability to obtain sufficient capital to expand our business; our ability to manage our business in the midst of a fragile economy; the cyclical nature of our industry; our ability to effectively transact business in foreign countries; and our ability to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.
The forward-looking statements contained in this Quarterly Report are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under Part II, Item 1A, Risk Factors and elsewhere in this Quarterly Report, and in our other filings with the SEC. These forward-looking statements reflect our management’s belief and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report . We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements in this Quarterly Report or in our other filings with the SEC.
In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.
In this Quarterly Report, “Entropic Communications, Inc.,” “Entropic Communications,” “Entropic,” the “Company,” “we,” “us” and “our” refer to Entropic Communications, Inc. and its subsidiaries, taken as a whole, unless otherwise noted.

Overview
Entropic is a world leader in semiconductor solutions for the connected home. We transform how traditional HDTV broadcast and Internet Protocol, or IP, -based streaming video content is seamlessly, reliably, and securely delivered, processed, and distributed into and throughout the home. Entropic's next-generation Set-top Box, or STB, System-on-a-Chip, or SoC, and home connectivity, or Connectivity, solutions enable global Pay-TV operators to offer consumers more captivating whole-home entertainment experiences by evolving the way digital entertainment is delivered, connected and consumed - in the home and on the go.
We are recognized as the only pure-play platform semiconductor company in connected home entertainment. Our platform semiconductor solutions provide a unified vision for how our core silicon can be leveraged in reference hardware and software coupled with middleware and applications to enhance consumers' overall digital entertainment experiences. Our platform solutions power next-generation TV engagement experiences by:

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
The Entropic platform is at the heart of the digital entertainment ecosystem - connecting technologies, applications, services and people. Looking specifically at products, we offer a diverse portfolio of STB SoC and Connectivity solutions that include the following:

•
STB SoC Solutions: We added STB SoC solutions to our product offerings in April 2012, when we completed the acquisition of assets related to the STB business of Trident Microsystems, Inc., or Trident. The acquired assets included a diverse STB product portfolio, comprised of a comprehensive suite of digital STB components and system solutions for the worldwide satellite, terrestrial, cable and IP television, or IPTV, markets. Our STB products primarily consist of STB SoCs, but also include DOCSIS modems, interface devices and media processors. In addition to traditional standard-definition, or SD, STBs and advanced high-definition, or HD, STBs, many of these products feature ARM ® application processor-based SoCs that have been optimized for leading Web technologies.

•
Connectivity Solutions: Our Connectivity solutions enable access to broadcast and IPTV services as well as deliver and distribute other media content, such as movies, music, games and photos, throughout the home and include:

◦	Home networking solutions based on the MoCA standard which use existing coaxial cable to create a robust IP-based network for easy sharing of HD video and other multimedia content throughout the home;

◦
High-speed broadband access solutions which use coaxial cable infrastructure to deliver “last few hundred meter” connectivity for high-speed broadband access to single-family homes and multiple dwelling units; and

◦
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
Since making two acquisitions in 2012, we updated our brand identity in January 2013, to represent the significant shift in our overall vision, look and message. The corporate logo was modernized to reflect the newly integrated company. Under the new brand identity, we dropped "Communications" from our name in all new marketing communications programs.
Since inception, we have invested heavily in product development and achieved profitability on an annual basis for the first time in 2010, with net income of $64.7 million. For the years ended December 31, 2011 and December 31, 2012, our net income was $26.6 million and $4.5 million, respectively and for the three months ended March 31, 2013 we had a net loss of $2.4 million. In 2012, our net revenues increased to $321.7 million from $240.6 million in 2011. The increase in net revenues during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to the additional revenues generated by the STB SoC solutions that we acquired from Trident in April 2012, as well as an increase in the demand for our Connectivity solutions during the year ended December 31, 2012. Our net revenues were $74.5 million for the three months ended March 31, 2013 compared to $59.1 million for the three months ended March 31, 2012. The increase in net revenues during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, was primarily due to the additional revenues generated by the STB SoC solutions that we acquired from Trident in April 2012. As of March 31, 2013, we had an accumulated deficit of $148.5 million.
We generate the majority of our revenues from sales of our semiconductor solutions to original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, that provide customer premises equipment to service providers. We price our products based on market and competitive conditions and generally reduce the price of our products over time, as market and competitive conditions change, and as manufacturing costs are reduced. Our markets are generally characterized by declining average selling prices over the life of a product and, accordingly, we must reduce costs and successfully introduce new products and enhancements to maintain our gross margins.
We rely on a limited number of customers for a significant portion of our net revenues. Sales to these customers are in turn driven by service providers that purchase our customers' products which incorporate our semiconductor solutions. A substantial percentage of our net revenues are dependent upon six major service providers: Comcast, Cox Communications, DIRECTV, DISH Network, Time Warner Cable and Verizon. In addition, we are dependent on sales outside of the United States for almost all of our net revenues and expect that to continue in the future.
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

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
Net revenues	100%	100%
Cost of net revenues	53	44
Gross profit	47	56
Operating expenses:
Research and development	38	26
Sales and marketing	9	9
General and administrative	8	9
Amortization of intangibles	1	—
Total operating expenses	56	44
Income (loss) from operations	(9)	12
Loss related to equity method investment	1	1
Income tax (benefit) provision	(6)	5
Net (loss) income	(4)%	6%
Comparison of Three months Ended March 31, 2013 and 2012
(Tables presented in thousands, except percentage amounts)
Net Revenues

	Three Months Ended March 31,
	2013	2012	% Change
Net revenues	$74,457	$59,103	26%
Our net revenues for the three months ended March 31, 2013 were $74.5 million compared to net revenues of $59.1 million during the same period in 2012, an increase of $15.4 million or 26%. The increase in net revenues during the three months ended March 31, 2013 compared to the same period ended March 31, 2012 was primarily due to revenues from the STB SoC solutions that we acquired from Trident in April 2012, partially offset by a decrease in the demand for our Connectivity solutions during this period.
Gross Profit

	Three Months Ended March 31,
	2013	2012	% Change
Gross profit	$34,839	$33,192	5%
% of net revenues	47%	56%
Gross profit for the three months ended March 31, 2013 was $34.8 million, an increase of $1.6 million, or 5%, from gross profit of $33.2 million during the same period in 2012. The increase in gross profits during the three months ended March 31, 2013 compared to the same periods ended March 31, 2012 was primarily due to additional revenues associated with the STB SoC solutions that we acquired from Trident in April 2012, partially offset by a decrease in the revenues associated with our Connectivity solutions.

As a result of our acquisition of the STB business from Trident in April 2012, during the three months ended March 31, 2013, we recorded amortization expense of $2.2 million relating to certain intangible assets acquired. This expense negatively impacted gross margins by approximately 3% during the three months ended March 31, 2013. Gross margins were also unfavorably impacted by sales of lower margin products associated with the STB business, partially offset by a positive impact from lower unit costs of our Connectivity solutions, principally as a result of more favorable manufacturing costs.
Cost of net revenues for the three months ended March 31, 2013 and 2012 included a net increase in the reserve for excess and obsolete inventory of $0.2 million and $0.4 million, respectively, in each case less than 1% of net revenues.
Research and Development Expenses

	Three Months Ended March 31,
	2013	2012	% Change
Research and development	$28,070	$15,471	81%
% of net revenues	38%	26%
Research and development expenses increased by $12.6 million, or 81%, to $28.1 million during the three months ended March 31, 2013 from $15.5 million during the same period in 2012. This increase was largely due to increased personnel costs of $6.0 million (of which $0.4 million was due to stock-based compensation) which was due to a 131% headcount increase in the number of employees engaged in research and development activities, primarily resulting from our acquisition of the STB business from Trident in April 2012. In addition, there was an overall increase in development tool costs, supply costs and outside service costs of $4.3 million during the three months ended March 31, 2013 compared to the same period in 2012, which was primarily driven by increased research and development activities associated with our acquisition of the STB business. The remaining increase of $2.3 million was primarily due to an increase in the facility costs and overhead allocation expenses as a result of our increased headcount during the three months ended March 31, 2013 compared to the same period in 2012.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2013	2012	% Change
Sales and marketing	$6,455	$5,045	28%
% of net revenues	9%	9%
Sales and marketing expenses increased by $1.5 million, or 28%, to $6.5 million during the three months ended March 31, 2013 from $5.0 million during the same period in 2012. This increase was primarily due to increased personnel costs of $0.9 million which was due to a 43% headcount increase in the number of employees engaged in sales and marketing activities, primarily resulting from our acquisition of the STB business from Trident in April 2012. General customer support, marketing and trade show related activities accounted for $0.4 million of the increase and overhead allocations accounted for the remaining $0.2 million of the increase during the three months ended March 31, 2013 compared to the same period in 2012.
General and Administrative Expenses

	Three Months Ended March 31,
	2013	2012	% Change
General and administrative	$6,083	$5,290	15%
% of net revenues	8%	9%

General and administrative expenses increased by $0.8 million, or 15%, to $6.1 million during the three months ended March 31, 2013 from $5.3 million during the same period in 2012. This increase was driven by an increase in personnel costs of $0.9 million which was due to a 105% headcount increase in the number of employees engaged in general and administrative activities, primarily resulting from our acquisition of the STB business from Trident in 2012, an increase in outside service and consulting costs of $1.2 million and an increase of $0.2 million related to facility costs and overhead allocation expenses as a result of our increased headcount during the three months ended March 31, 2013 as compared to the same period in 2012. These increases were offset by $1.5 million in transaction related costs associated with our acquisition of the STB business from Trident during the three months ended March 31, 2012, which we did not incur during the three months ended March 31, 2013.
Loss related to equity method investment
During both the three months ended March 31, 2013 and March 31, 2012, we recorded an expense of $0.8 million, related to our investment in a privately held entity which is accounted for under the equity method of accounting. Under the equity method of accounting, the change in the carrying value of our investment in the privately held entity is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). The change in the value of the investment is comprised of our proportionate share of the private company's losses plus a charge relating to the amortization of the intangible asset associated with the premium paid on our investment.
Other income, net
Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was $0.4 million during the three months ended March 31, 2013 compared to $0.3 million during the same period in 2012. Interest income earned on our marketable securities and cash equivalents was $0.3 million during both the three months ended March 31, 2013 and March, 31 2012. Other income, net also includes a gain of $0.2 million related to the fair value of the outstanding hedging contracts during the three months ended March 31, 2013 as compared to $0 during the three months ended March 31, 2012.
Income taxes
Income tax (benefit) expense for the three months ended March 31, 2013 was $(4.6) million compared to $3.0 million for the three months ended March 31, 2012, or 66% and 43% of pre-tax (loss) income, respectively. On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. As a result, the benefit related to both the 2012 and 2013 federal research and development credit were recorded in the first quarter of 2013. The effective tax rate for the three months ended March 31, 2013 was comprised of the federal benefit at statutory rates plus an increase in our tax rate due to the impact of the federal research and development credits, which resulted in a benefit of 39%, partially offset by an increase the valuation allowance on certain deferred tax assets and the impact of certain permanent items and reserves for uncertain tax positions. The effective tax rate for the three months ended March 31, 2012 was comprised of federal expense at statutory rates plus an increase in our tax rate of 7% due to the impact of certain permanent items and an increase in our tax rate of 1% due to the reserves for uncertain tax positions. Our net state income tax rate was less than 0.1% for the three months ended March 31, 2013 and March 31, 2012, due to the impact of the California single sales factor apportionment to calculate our tax liability.
Liquidity and Capital Resources
As of March 31, 2013 and December 31, 2012, we had cash, cash equivalents and investments of $177.6 million and $168.9 million, respectively. At March 31, 2013 and December 31, 2012, we had $3.3 million and $5.4 million of cash, respectively, which was held outside of the United States. The cash held outside the United States was needed to meet local working capital requirements for our foreign subsidiaries and is considered permanently reinvested in the applicable foreign subsidiary.
In April 2012, we completed our acquisition of the STB business from Trident for a total purchase price of $74.1 million. The purchase price included working capital assets of $24.4 million ($10.7 million above the agreed upon target working capital balance) and assumed employee liabilities of $2.3 million.

In July, 2012, we acquired specific direct broadcast satellite intellectual property and corresponding technologies from PLX. The purchased assets relate to the design and development of a digital channel stacking switch semiconductor product. The purchase price included a one-time licensing fee for intellectual property which is related to the acquired assets. The total consideration for the net assets and the licensing fee is up to $11.9 million, consisting of an initial cash payment of $6.9 million, which was paid to PLX in July 2012. The additional consideration of up to $5 million is payable upon the achievement of a technical product development milestone and a license approval milestone. In November 2012 we agreed to settle the first milestone and $3.4 million of additional consideration was paid.
The following table shows our cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$13,167	$17,771
Net cash (used in) provided by investing activities	(8,047)	67,289
Net cash provided by financing activities	356	1,363
Net effect of exchange rates on cash	(136)	(1)
Net increase in cash and cash equivalents	$5,340	$86,422
Cash Flows from Operating Activities
Net cash provided by operating activities was $13.2 million for the three months ended March 31, 2013. Sources of cash provided by operating activities included non-cash charges of $3.5 million in stock-based compensation expenses, amortization of intangible assets of $3.2 million, depreciation and amortization expense of $1.9 million, amortization of premiums on marketable securities of $0.9 million, loss related to equity method investment of $0.8 million, a reserve for excess and obsolete inventory of $0.2 million and an excess tax expense from share-based payment arrangements of $0.1 million, offset by a net loss of $2.4 million and $5.8 million of changes in deferred taxes. Cash provided by working capital changes was $10.8 million, which included a decrease in our inventory balances of $8.8 million, an increase in our accounts payable balance of $7.8 million and an increase of $1.2 million in accrued expenses and other liabilities. These working capital sources of cash were partially offset by working capital uses of cash including an increase in our accounts receivable balance of $3.2 million, an increase in prepaid expenses and other current assets of $2.2 million, an increase in long-term assets of $0.8 million and a decrease in accrued payroll and benefit expenses of $0.8 million.
Net cash provided by operating activities was $17.8 million for the three months ended March 31, 2012. Sources of cash provided by operating activities included cash generated from net income of $3.9 million, which included non-cash charges of $3.1 million in stock-based compensation expenses, depreciation and amortization expense of $1.2 million, amortization of premiums on marketable securities of $1.0 million, loss related to equity method investment of $0.8 million and a reserve for excess and obsolete inventory of $0.4 million, offset by $0.5 million of excess tax benefits from share-based payment arrangements. Cash generated from working capital changes were approximately $7.8 million, which included a decrease of $2.5 million in prepaid expenses and other current assets, an increase in our accounts payable balance of $2.4 million due to the timing of payments for inventory purchases, an increase in accrued payroll and benefit expenses of approximately $1.6 million, an increase in accrued expenses and other liabilities of approximately $1.0 million, a decrease in long-term assets of $0.6 million and a decrease in our accounts receivable balance of $0.1 million. These working capital sources of cash were partially offset by working capital uses of cash including an increase in our inventory balances of $0.3 million as we increased our inventory levels on our DBS products during the first three months of 2012.
Cash Flows from Investing Activities
Net cash used in investing activities was $8.0 million for the three months ended March 31, 2013 due to purchases of available-for-sale securities of $29.7 million and purchases of property and equipment of $3.8 million. Cash used in investing activities was partially offset by proceeds from sales and maturities of available-for-sale securities of $25.5 million.
Net cash provided by investing activities was $67.3 million for the three months ended March 31, 2012 due to sales and maturities of available-for-sale securities of $72.1 million.These investing activity proceeds of cash were partially offset by purchases of available-for-sale securities of $4.2 million and purchases of property and equipment of $0.6 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2013, due to proceeds from the issuance of common stock in connection with stock option exercises of $0.5 million, offset by $0.1 million of excess tax expense from share-based payment arrangements.
Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2012, due to proceeds from the issuance of common stock in connection with stock option exercises of $0.9 million and $0.5 million of excess tax benefits from share-based payment arrangements.
We believe that our cash, cash equivalents and investments of $177.6 million as of March 31, 2013, will be sufficient to fund our projected operating requirements for at least the next 12 months.
We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies.
Indemnities
In the ordinary course of business, we have entered into agreements that include indemnity provisions with certain customers. Based on historical experience and information known as of March 31, 2013, we have not recorded any indemnity obligations.
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
Recent Accounting Standards
In February 2013, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on our financial statements.
There have been no other recent accounting standards or changes in accounting standards during the three months ended March 31, 2013, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
Our sales have been historically denominated in U.S. dollars and an increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could materially affect the demand of our products by non-U.S. customers, leading to a reduction in orders placed by these customers, which would adversely affect our business. However, we are exposed to foreign currency exchange rate risks inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The most significant currencies other than the U.S. dollar to our operations for the quarter ended March 31, 2013 were the Chinese yuan, the British pound, the Taiwanese dollar, the Indian rupee, the Israeli shekel and the South Korean won. We have established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements. Our foreign currency risk management program includes foreign currency derivatives that utilize foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. The fair value of these contracts is reflected as other assets or other liabilities and the change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income, net to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded in other income, net.
At March 31, 2013, we had foreign currency forward contracts in place that amounted to a net purchase in U.S. dollar equivalent of $21.2 million to partially hedge our expected future expenses related to funding our China, India and UK operations costs. The maturities of these contracts were less than 12 months. Relative to foreign currency exposures existing at March 31, 2013, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would expose us to $1.5 million in losses in earnings or cash flows.
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
At March 31, 2013, we had $177.6 million in cash, cash equivalents and investments, all of which were stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of the $22.5 million of cash and cash equivalents held as of March 31, 2013, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the fair value of the $154.1 million of our investments by $1.5 million.

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
In connection with our acquisition of the STB business from Trident, we began the process of implementing a new Enterprise Resource Planning, or ERP, system on a company-wide basis. An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting. In connection with these ERP system implementations, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that these ERP system implementations will have an adverse effect on our internal control over financial reporting.
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
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5.    Other Information
The unaudited financial statements included in this report contain updated information from that which we furnished on April 30, 2013, including a $1.4 million decrease in sales and marketing expense and a $1.4 million increase in research and development expense for the three months ended March 31, 2013. The updated information does not impact the previously reported loss per share of $0.03 for the three months ended March 31, 2013. The update resulted from adjustments identified by us during our normal closing processes performed for the period ended March 31, 2013. Corresponding updates have been made to the Non-GAAP financial statements previously furnished by us and can be found on the “Investors” page of the our website under “Financial Information”.

PART II: OTHER INFORMATION

Item 1A.    Risk Factors
Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold or sell our common stock, you should carefully consider the following information, the other information in this Quarterly Report on Form 10-Q, or Quarterly Report, and information contained in our Annual Report and in our other filings with the Securities and Exchange Commission, or SEC. If any of these risks were to occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Moreover, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.
The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in our Annual Report.
Risks Related to Our Business
We have had net operating losses for most of the time we have been in existence, had an accumulated deficit of $148.5 million as of March 31, 2013 and we are unable to predict whether we will remain profitable.
We were incorporated in 2001, did not commence shipping production quantities of our home networking, high-speed broadband access and direct broadcast satellite outdoor unit, or DBS ODU, and collectively, our Connectivity solutions, until December 2004 and only became profitable on an annual basis for the first time in 2010. Additionally, in 2012 we acquired the assets comprising our set-top box, or STB, system-on-a-chip, or SoC, solutions from Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, and the integration of those assets into our legacy operations is in its initial phase. Consequently, any predictions about future performance of our going forward operations may not be as accurate as they could be if we had a longer history of successfully commercializing our Connectivity solutions and the more recently acquired STB SoC solutions, and of profitable operations. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.
For the years ended December 31, 2012 and 2011, we generated net income of $4.5 million and $26.6 million, respectively, and for the year ended December 31, 2010, we generated net income of $64.7 million. Although we have been profitable on an annual basis since 2010, we have incurred substantial net losses since our inception and, as of March 31, 2013, we had an accumulated deficit of $148.5 million. Despite our recent profitability, during the first quarter of 2013 we incurred a loss of $2.4 million and we may incur operating losses in the future as we continue to make significant expenditures related to the development of our STB SoC and Connectivity solutions and the expansion of our business, including in connection with our recent acquisition of certain assets, including STB SoC assets, used in or related to the STB business of Trident. Prior to our acquisition, the STB business of Trident was not profitable and unless or until we are able to make the STB business profitable, it will negatively impact our overall profitability going forward. In addition, the costs associated with integrating the STB business into our existing operations could impair our financial condition and results of operations.
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
We derive a substantial portion of our revenues from a limited number of customers. For example, for the year ended December 31, 2012, Wistron and Motorola accounted for 21% and 13% of our net revenues, respectively; for the year ended December 31, 2011, Wistron and Motorola accounted for 25% and 17% of our net revenues, respectively; and for the year ended December 31, 2010, Wistron and Motorola accounted for 21% and 17% of our net revenues, respectively. More recently, during the three months ended March 31, 2013, Wistron and MTI Laboratory, Inc. accounted for approximately 13% and 11% of our net revenues, respectively. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to sell our solutions to our existing and prospective large customers.
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
Many of these same market dynamics apply to advanced STB SoCs which we acquired when we purchased the STB business of Trident. For example, some of our STB solutions use Google's Android operating system, which allows third party applications and other advanced features to be deployed by service providers. The market for such advanced STB features is relatively new, still evolving and difficult to predict. The future success of our STB solutions line may depend on the adoption and deployment of advanced STB features by service providers and the availability of OTT services that deliver Internet video content into the home. As with our Connectivity solutions, it is difficult to predict the levels of demand and market acceptance of advanced STB solutions, and therefore, if may be difficult to predict future revenues and our investment return from STB solutions that offer advanced features.

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

The semiconductor and communications industries also periodically experience increased demand and production capacity constraints, which may affect the ability of companies such as ours to ship products to customers. Any factor adversely affecting either the semiconductor or communications industries in general, or the particular segments of any of these industries that our solutions target, may adversely affect our ability to generate revenue and could negatively impact our operating results, cash flow and financial condition. The semiconductor and communications industries may experience supply shortages due to sudden increases in demand beyond foundry capacity. In addition to capacity issues, during periods of increased demand these industries may also experience difficulty obtaining sufficient manufacturing, assembly and test resources from manufacturers. If, as a result of these industry issues or other factors that cause capacity constraints at our suppliers, we are unable to meet our customers' increased demand for our solutions, we would miss opportunities for additional revenue and could experience a negative impact on our relationships with affected customers. Further, in response to the cyclical and rapidly changing nature of the semiconductor and communications industries, our operating results may fluctuate from period to period as we adjust our inventory and production requirements to meet the changing demands of our customers, which could impact our financial condition and cash flows and may increase the volatility of the price of our common stock.
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

•
costs related to acquisitions of complementary products, technologies or businesses, including costs associated with our 2012 acquisitions of the STB business of Trident and broadcast satellite intellectual property and corresponding technologies from PLX;

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
We derive a significant portion of our revenues from sales of our digital broadcast satellite outdoor unit solutions into markets served by digital broadcast satellite providers and their ODM and OEM partners, the deployment of which may also increase demand for our MoCA-compliant Connectivity solutions. These revenues result from the demand for HD based TV's and DVR's within single family households, multi dwelling units and hospitality establishments that receive their video from digital broadcast satellites. The digital broadcast satellite market may not grow in the future as anticipated or a significant market slowdown may occur, which would in turn reduce the demand for applications or devices, such as multi-switch and low-noise block converters that rely on our digital broadcast satellite outdoor unit solutions. Because of the intense competition in the satellite, terrestrial and cable digital television markets, the unproven technology of many products addressing these markets and the short product life cycles of many consumer applications or devices, it is difficult to predict the potential size and future growth rate of the markets for our digital broadcast satellite outdoor unit solutions. If the demand for our digital broadcast satellite outdoor unit solutions is not as great as we expect, or if we are unable to produce competitive solutions to meet that demand, our revenues could be adversely affected.
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

In 2012, primarily as a result of our acquisition of the STB business from Trident and specific direct broadcast satellite intellectual property and corresponding technologies from PLX, our global head count increased from 336 to 693. Although we do not anticipate this significant of a head count increase on a routine basis, we do anticipate that we will continue to expand our infrastructure and grow our headcount to accommodate changes in our research and development strategy and achieve planned expansion of our solution offerings, projected increases in our customer base and anticipated growth in the number of our solution deployments. Continued growth will place a strain on our administrative and operational infrastructure. Our success in managing our growth will be dependent upon our ability to:

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
Such transactions, including our 2012 acquisitions of the STB business from Trident and broadcast satellite intellectual property and corresponding technologies from PLX, are often complex, time consuming and expensive, and may present numerous challenges and risks including:

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

•	requirements to record substantial charges and amortization expense related to certain intangible assets, deferred stock-based compensation and other items.
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
We will need to overcome challenges, some of which may be significant, in order to realize the benefits or synergies from the acquisitions we have completed to date and any acquisitions that we may complete from time to time in the future, including our 2012 acquisitions of the STB business of Trident and broadcast satellite intellectual property and corresponding technologies from PLX. These challenges include the following:

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
Our solutions and products sold by other companies in our industry have historically experienced a decrease in average selling prices over time. We anticipate that the average selling prices of our solutions will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions from our competitors. For example, we expect that other chipset manufacturers who are members of MoCA will produce competing chipsets and create pricing pressure for such solutions. Broadcom's announcements about the availability of competing discrete MoCA chipsets and integrated MoCA SoCs in certain applications will put further pressure on pricing. Our future operating results may be harmed due to the decrease of our average selling prices. To maintain our current gross margins or increase our gross margins in the future, we must develop and introduce on a timely basis new solutions and solution enhancements, continually reduce our solution costs and manage solution transitions in a timely and cost-effective manner. Our failure to do so would likely cause our revenues and gross margins to decline, which could have a material adverse effect on our operating results and cause the value of our common stock to decline.
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
Our solution development efforts require substantial research and development expense. Our research and development expense was $28.1 million and $15.5 million for the three months ended March 31, 2013 and 2012, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.
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
A portion of our revenue is realized through independent resellers and distributors that are not under our control. For the year ended December 31, 2012, 5% of our net revenues were through these entities. For the three months ended March 31, 2013, 4% of our net revenues were through these entities.These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. Our revenues could be adversely affected if our relationships with resellers or distributors were to deteriorate or if the financial condition of one or more significant resellers or distributors were to decline. In addition, as our business grows, there may be an increased reliance on indirect channels of distribution. There can be no assurance that we will be successful in maintaining or expanding these indirect channels of distribution. This uncertainty could result in the loss of certain sales opportunities. Furthermore, our reliance on indirect channels of distribution may reduce visibility with respect to future business opportunities, thereby making it more difficult to accurately forecast orders. Further, we use the “sell-through” accounting policy model which recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. Because we use the “sell-through” methodology, we may have variability in our revenue from quarter to quarter.

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
We sell our solutions to customers who integrate them into their products. We do not obtain firm, long-term purchase commitments from our customers. We have limited visibility as to the volume of our solutions that our customers are selling or carrying in their inventory. In addition, certain service providers are affected by seasonality in their deployment of products that incorporate our solutions, which may in turn impact the timing of our sales. Because production lead times often exceed the amount of time required to fulfill orders, we often must build inventory in advance of orders, relying on an imperfect demand forecast to project volumes and solution mix. Further, because we acquired the STB business of Trident out of bankruptcy proceedings, Trident's customers may have switched to alternative suppliers to meet their needs and we may be unable to secure such customers' business in the future, which could result in lost sales and revenues which we otherwise would have received had Trident's business not deteriorated prior to the closing of our acquisition of the STB business. In addition, we may incur costs in building a relationship or improving upon existing relationships with these customers which could affect our profit margins and results of operations, with no guarantee of any commitment in return.
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
We are party to an inventory “hubbing” arrangement with Motorola and we may enter into similar arrangements with other customers (including customers of the STB business, acquired in 2012) in the future. Pursuant to these arrangements, we ship our solutions to a designated third-party warehouse, or hub, rather than shipping them directly to the customer. The solutions generally remain in the hub until the customer removes them for incorporation into its own products. In the absence of any hubbing arrangement, we generally recognize revenues on sales of our solutions upon shipment of those solutions to the buyer. Under our hubbing arrangement with Motorola, however, we maintain ownership of our solutions in the hub, and therefore do not recognize the related revenue until the date Motorola removes them from the hub. As a result, our ability to accurately predict future revenues recognized from sales to Motorola or any other customers with which we implement hubbing arrangements may be impaired, and we may experience significant fluctuations in our quarterly operating results depending on when Motorola or any such other customers remove our solutions from the hub, which they may do with little or no lead time. In the short term, we may experience an increase in operating expenses as we build and ship inventory to the hub and will not recognize revenues from sales of this inventory, if at all, until Motorola or any such other customers remove it from the hub at a later time. Furthermore, because we continue to own but do not maintain control over our solutions after they are shipped to the hub, our ability to effectively manage inventory levels may be impaired as our shipments under the hubbing arrangement increase and we may be exposed to additional risk that the inventory in the hub becomes obsolete before sales are recognized.

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
We do not own or operate a manufacturing, assembly or test facility for our solutions. Rather, we outsource the manufacture, assembly and testing of our solutions to third-party subcontractors including Taiwan Semiconductor Manufacturing Company, Ltd., Jazz Semiconductor, Inc. (a wholly owned subsidiary of Tower Semiconductor, Inc), Amkor Technologies, Inc., Advance Semiconductor Engineering Group and Giga Solution Tech. Co., Ltd. Further, the STB business acquired from Trident in 2012 relies heavily on NXP to manufacturer certain STB solutions. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality solutions on time. Our reliance on sole or limited suppliers involves several risks, including susceptibility to increased manufacturing costs if competition for foundry capacity intensifies and reduced control over the following:

•	supply of our solutions available for sale;

•	pricing, quality and timely delivery of our solutions;

•	prices and availability of components for our solutions; and

•	production capacity for our solutions, including shortages due to the difficulties of suppliers to meet production capacities because of unexpected increases in demand.
Because we rely on a limited number of third-party manufacturers, if we elect to expand the number of third-party manufacturers to whom we outsource the manufacture, assembly or testing of our solutions, or if we are required to change contract manufacturers because any of our contract manufacturers become unable or unwilling to continue manufacturing our solutions for any reason, we may sustain lost revenues, increased costs and damage to our customer relationships or other harm to our business. Any engagement of new or alternative third-party manufacturers will require us to spend significant time and expense in identifying and qualifying such manufacturers and solutions manufactured by such manufacturers will, in turn, need to be qualified by our customers. The lead time required to establish a relationship with a new manufacturer is long, and it takes time to adapt a solution's design and technological requirements to a particular manufacturer's processes. In connection with our engagement of new or alternative third-party manufacturers, we may experience bugs and defects as we work through the process, which could result in delayed or decreased revenue and harm to our reputation and our relationship with our customers.
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
The ability of each of our supplier's manufacturing facilities to provide us with chipsets is limited by its available capacity and existing obligations. Although we may have purchase order commitments to supply products to our customers, we do not have a guaranteed level of production capacity from any of our suppliers’ facilities to produce our solutions. Facility capacity may not be available when we need it or at reasonable prices. In addition, our subcontractors may allocate capacity to the production of other companies’ products and thereby reduce deliveries to us on short notice.

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
The acquisition of the STB business of Trident greatly expanded the size of our patent portfolio and our ability to manage this growth could have significant effects on our business.
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

We have in the past received, and in the future we, our customers or the service providers that purchase products from our customers may receive, inquiries from other patent holders and may become subject to claims that we infringe their intellectual property rights. Furthermore, we are, and may in the future be, engaged in development projects with technology partners that will result in the incorporation of technology contributed by us and our technology partners into one or more jointly developed products. Accordingly, even if our own technology and stand-alone products do not infringe third party patents, the technology that is contributed by any of our technology partners, or the combination of our technology with that of our technology partners, may infringe third party patents, subjecting us through the use, manufacture, sale, offer for sale or importation of our solutions to claims that we infringe the intellectual property rights of others. Any intellectual property claim or dispute, regardless of its merits, could force us, our customers or the service providers that purchase our solutions from our customers to license the third-party's patents for substantial royalty payments or cease the sale of the alleged infringing products or use of the alleged infringing technologies, or force us to defend ourselves and possibly our customers or contract manufacturers in litigation. Any cessation of solution sales by us, our customers or the service providers that purchase products from our customers could have a substantial negative impact on our revenues. Any litigation, regardless of its outcome, could result in substantial expense and significant diversion of our management's time and other resources. Moreover, any such litigation could subject us, our customers or the service providers that purchase our solutions from our customers to significant liability for damages (including treble damages), temporary or permanent injunctions, or the invalidation of proprietary rights or require us, our customers or the service providers that purchase products from our customers to license the third-party patents for substantial royalty or other payments.
In addition, we may also be required to indemnify our customers and contract manufacturers under our agreements if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party's proprietary rights. We have received requests from certain customers to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, extend our liability beyond the products we provide to include liability for combinations of components or system level designs and for consequential damages and/or lost profits. Even if claims or litigation against us are not valid or successfully asserted, these claims could result in significant costs and diversion of the attention of management and other key employees to defend.
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
We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised 98% and 99% of our total revenues for the three months ended March 31, 2013 and 2012, respectively. In addition, most of our products are manufactured overseas and a significant portion of our labor force is outside the United States. Our international presence has significantly increased as a result of our acquisition of the STB business from Trident and as a result our exposure to the risks of international business activities has increased. Certain of these risks, include:

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
As a result of our efforts to increase our sales in China, we are increasingly exposed to risks of doing business in China.
We have a large STB product design center in Shanghai, and we are particularly exposed to risks of doing business in China. We expect to continue to expand our business and operations in China. Our success in the Chinese markets may be adversely affected by China's continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, environmental regulations, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results. Further, the evolving labor market and increasing labor unrest in China may have a negative impact on our customers which would result in a negative impact on our business and results of operations.
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

•	the sustainability of an active trading market for our common stock;

•	future sales of our common stock by our executive officers, directors and significant stockholders;

•	announcements of mergers or acquisition transactions;

•	market acceptance and understanding of our 2012 acquisitions of the STB business of Trident and direct broadcast satellite intellectual property from PLX;

•	announcements of technical innovations, new products or design wins by our competitors or customers;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•	changes in accounting principles.
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
As of March 31, 2013, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 22.8% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Recent Sales of Unregistered Securities
The following sets forth information regarding all unregistered securities of the Company that were sold during the three months ended March 31, 2013:

(1)
As of December 31, 2012, options to purchase up to 702,354 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the three months ended March 31, 2013, none of these options were canceled without being exercised and options to purchase 26,103 shares of common stock were exercised at a weighted average exercise price of $0.92 per share. As of March 31, 2013, options to purchase up to 676,251 shares of our common stock remained outstanding under the 2001 Plan.

(2)
As of December 31, 2012, options to purchase up to 197,275 shares of our common stock were outstanding under our RF Magic, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the three months ended March 31, 2013, none of these options were canceled without being exercised and options to purchase 35,463 shares of common stock were exercised at a weighted average exercise price of $0.45 per share. As of March 31, 2013, options to purchase up to 161,812 shares of our common stock remained outstanding under the RF Magic Plan.

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

ENTROPIC COMMUNICATIONS, INC.

By:	/S/ David Lyle
David Lyle Duly Authorized Officer and Principal Financial Officer

Date:	May 3, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Form of Common Stock Certificate of the Registrant.
10.1*	Amended Office Lease dated February 21, 2013 by and between the Registrant and Kilroy Realty, L.P.
10.2*	Employment Offer Letter dated August 30, 2012 by and between the Registrant and Charlie Lesko, as amended.
10.3*	Employment Offer Letter dated August 12, 2012 by and between the Registrant and Vahid Manian.
31.1*	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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