Form 10-Q
period 2013-06-30
ENTROPIC COMMUNICATIONS INC
filed 2013-08-08
CIK 1227930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

There were 91,024,772 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding as of July 31, 2013.

ENTROPIC COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2013	December 31, 2012 (1)
Assets
Current assets:
Cash and cash equivalents	$14,349	$17,206
Marketable securities	91,334	79,981
Accounts receivable	45,452	41,847
Inventory	15,323	26,395
Deferred tax assets, current	—	7,157
Prepaid expenses and other current assets	15,323	11,988
Total current assets	181,781	184,574
Property and equipment, net	18,992	17,629
Long-term marketable securities	60,118	71,748
Intangible assets, net	53,355	46,997
Goodwill	4,688	4,664
Deferred tax assets, long-term	661	19,255
Other long-term assets	3,483	8,683
Total assets	$323,078	$353,550
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,910	$11,380
Accrued expenses and other current liabilities	8,273	8,067
Accrued payroll and benefits	9,223	9,474
Total current liabilities	32,406	28,921
Deferred rent	2,244	683
Other long-term liabilities	1,511	1,281
Stockholders’ equity:
Common stock	91	89
Additional paid-in capital	475,311	468,526
Accumulated deficit	(188,436)	(146,119)
Accumulated other comprehensive (loss) income	(49)	169
Total stockholders’ equity	286,917	322,665
Total liabilities and stockholders’ equity	$323,078	$353,550

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

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$70,612	$83,052	$145,069	$142,155
Cost of net revenues	36,356	40,197	75,974	66,108
Gross profit	34,256	42,855	69,095	76,047
Operating expenses:
Research and development	28,334	25,671	56,404	41,142
Sales and marketing	6,017	6,975	12,472	12,020
General and administrative	5,456	8,584	11,539	13,874
Amortization of intangibles	495	715	1,425	715
Restructuring charges	1,763	—	1,763	—
Total operating expenses	42,065	41,945	83,603	67,751
Income (loss) from operations	(7,809)	910	(14,508)	8,296
Loss related to equity method investment	(335)	(905)	(1,115)	(1,737)
Impairment of investment	(4,780)	—	(4,780)	—
Other income, net	255	246	683	536
Income (loss) before income taxes	(12,669)	251	(19,720)	7,095
Income tax provision	27,244	78	22,597	3,029
Net (loss) income	$(39,913)	$173	$(42,317)	$4,066
Net (loss) income per share—basic	$(0.44)	$—	$(0.47)	$0.05
Net (loss) income per share—diluted	$(0.44)	$—	$(0.47)	$0.05
Weighted average number of shares used to compute net (loss) income per share—basic	90,281	87,991	89,795	87,667
Weighted average number of shares used to compute net (loss) income per share—diluted	90,281	89,484	89,795	89,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(39,913)	$173	$(42,317)	$4,066

Other comprehensive (loss) income, net of taxes:
Change in foreign currency translation adjustment	65	17	21	17
Available-for-sale investments:
Change in net unrealized gain/loss	(217)	(66)	(239)	135
	(152)	(49)	(218)	152

Comprehensive (loss) income	$(40,065)	$124	$(42,535)	$4,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net (loss) income	$(42,317)	$4,066
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,048	2,537
Amortization of intangible assets	5,881	2,492
Change in acquisition related contingent consideration liability	(131)	—
Deferred taxes	23,574	(792)
Excess tax expense (benefit) on stock option exercises	2,177	(471)
Stock-based compensation	7,229	6,777
Amortization of premiums on investments	1,802	1,775
Provision for excess and obsolete inventory	878	357
Loss related to equity method investment	1,115	1,737
Impairment of investment	4,780	—
Gain on disposal of assets	(66)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,604)	(7,529)
Inventory	10,193	(11,185)
Prepaid expenses and other current assets	(3,320)	(10,506)
Other long-term assets	(704)	(542)
Accounts payable	3,552	18,115
Accrued expenses and other current liabilities	1,110	1,548
Accrued payroll and benefits	(129)	5,586
Deferred rent	1,562	(249)
Other long-term liabilities	230	13
Net cash provided by operating activities	17,860	13,729
Investing activities:
Purchases of property and equipment	(5,337)	(1,834)
Purchases of marketable securities	(60,583)	(43,115)
Sales/maturities of marketable securities	58,755	98,551
Net cash used in acquisition - Trident	—	(67,895)
Net cash used in acquisition - Mobius	(13,017)	—
Net cash used in investing activities	(20,182)	(14,293)
Financing activities:
Net proceeds from the issuance of equity plan exercises	1,735	2,349
Excess tax (expense) benefit on stock option exercises	(2,177)	471
Net cash (used in) provided by financing activities	(442)	2,820
Net effect of exchange rates on cash	(93)	(14)
Net (decrease) increase in cash and cash equivalents	(2,857)	2,242
Cash and cash equivalents at beginning of period	17,206	20,193
Cash and cash equivalents at end of period	$14,349	$22,435

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
Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to hedge non-functional currency risks and to guarantee a minimum fixed price in local currency. Our accounting policies for derivative financial instruments are based on the criteria for designation of a hedging transaction as an accounting hedge, either as a cash flow or fair value hedge. A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from derivatives designated as fair value accounting hedges generally offset changes in the values of the hedged assets or liabilities over the life of the hedge. We recognize gains and losses on derivatives that are not currently designated as hedges for accounting purposes in earnings in other income, net. As of June 30, 2013, we had no derivative instruments designated as accounting hedges. As such, all gains and losses on derivatives for the three and six months ended June 30, 2013 were recognized in earnings.

Revenue Recognition
Our net revenues are generated principally by sales of our semiconductor solutions products. During the three and six months ended June 30, 2013 and 2012, product net revenues represented more than 99% of our total net revenues.
Our sales primarily occur through the efforts of our direct sales force. The remainder of our sales occur through third-party sales representatives and distributors. During the three and six months ended June 30, 2013, 97% and 96% of our sales, respectively, occurred through the efforts of our direct sales force. During the three and six months ended June 30, 2012, 97% and 98% of our sales, respectively, occurred through the efforts of our direct sales force.
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
We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and, based on our historical experience rate, do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the three and six months ended June 30, 2013, we reduced net revenue by $0.3 million and $0.6 million in connection with our rebate programs. For the three and six months ended June 30, 2012, the reduction in our revenues in connection with our rebate programs was not material.
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

We maintain cash and cash equivalent accounts with Federal Deposit Insurance Corporation, or FDIC, insured financial institutions. In addition, certain of the our interest bearing collateral money market and savings accounts are each insured up to $250,000 by the FDIC. Our exposure for amounts in excess of FDIC insured limits at June 30, 2013 was $13.8 million. We have not experienced any losses in such accounts.
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
Deferred Compensation
In June 2011, we implemented a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At June 30, 2013, we had marketable securities totaling $0.6 million related to investments in equity securities that are held in a rabbi trust under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.6 million at June 30, 2013, all of which was classified as non-current liabilities and is recorded in the unaudited condensed consolidated balance sheets under other long-term liabilities.
Marketable Securities
We account for marketable securities by determining the appropriate classification of such securities at the time of purchase and reevaluating such classification as of each balance sheet date. As of June 30, 2013, we had classified $0.3 million of bank and time deposits and $0.6 million held under our non-qualified deferred compensation plan as trading securities. Trading securities are bought and held principally for the purpose of selling in the near term and are reported at fair value, with unrealized gains and losses included in earnings. All other marketable securities were classified as available-for-sale. Cash equivalents and available-for-sale marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders' equity, net of tax. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the unaudited condensed consolidated statements of operations.
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

Allowance for Doubtful Accounts
We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, we will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and our historical experience. We recorded no allowance for doubtful accounts as of June 30, 2013 and December 31, 2012.
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
We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, we recorded charges for excess and obsolete inventory of $0.7 million, $0.0 million, $0.9 million and $0.4 million, respectively.
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

Investment in a Privately Held Company
Through the second quarter of 2013, we had accounted for our investment in a privately held company under the equity method of accounting since we had exercised significant influence, but we did not have the elements of control that would require consolidation. The rights of the other investors were both protective and participating. Unless we were determined to be the primary beneficiary, these rights precluded us from consolidating the investment. The investment was recorded initially at cost as an investment in a privately held company, and subsequently was adjusted for equity in net income and cash contributions and distributions. Any difference between the carrying amount of the investment on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. As described in Note 2, during the second quarter of 2013, we recorded an impairment charge of $4.8 million relating to our investment. As of June 30, 2013, our investment in the privately held company was $0.
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
There have been no other recent accounting standards, or changes in accounting standards, during the six months ended June 30, 2013, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

2.	Supplemental Financial Information
Marketable Securities
We have marketable securities and financial instruments that are classified as either available-for-sale or trading securities. As of June 30, 2013, our short-term investment portfolio included $0.6 million of trading securities invested in a defined set of mutual funds directed by the participants in our non-qualified deferred compensation plan. As of June 30, 2013 these securities had net unrealized gains of $38,000 and a cost basis of $0.5 million. As of June 30, 2013, our short-term investment portfolio also included $0.3 million of trading securities invested in principal and interest guaranteed bank and time deposit accounts.
The following tables summarize available-for-sale investments by security type as of June 30, 2013 and December 31, 2012 (in thousands):

	As of June 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$6,490	$1	$(2)	$6,489
Corporate notes/bonds	82,578	135	(13)	82,700
State and municipal bonds	1,235	—	—	1,235
Total marketable securities, short-term	90,303	136	(15)	90,424
Corporate notes/bonds, long-term	60,370	4	(256)	60,118
Total	$150,673	$140	$(271)	$150,542

	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$6,988	$11	$(1)	$6,998
Corporate notes/bonds	67,944	56	(10)	67,990
U.S. treasury and agency notes/bonds	3,000	5	—	3,005
State and municipal bonds	1,235	3	—	1,238
Total marketable securities, short-term	79,167	75	(11)	79,231
Corporate notes/bonds, long-term	71,648	146	(46)	71,748
Total	$150,815	$221	$(57)	$150,979
Realized gains on our available-for-sale securities for the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012 were $7,000, $2,000, $10,000 and $11,000, respectively.
The following table summarizes the contractual maturities of our available-for-sale securities (in thousands):

As of June 30,
2013
Less than one year	$90,424
Due in one to five years	60,118
Due after five years	—
$150,542

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
Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no assets classified as Level 3 instruments. There were no transfers between different levels during the three months ended June 30, 2013.
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

The fair value measurements of our cash equivalents, marketable securities, contingent consideration and non-qualified deferred compensation plan consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements as of June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,868	$4,868	$—	$—
Short-term investments:
Commercial paper	6,489	—	6,489	—
Corporate notes/bonds	82,700	—	82,700	—
State and municipal bonds	1,235	—	1,235	—
Mutual funds	575	575	—	—
Bank and time deposits	335	335	—	—
Long-term investments:
Corporate notes/bonds	60,118	—	60,118	—
Total assets at fair value	$156,320	$5,778	$150,542	$—

Liabilities:
Employee stock-based compensation guarantees	$26	$—	$—	$26
Non-qualified deferred compensation plan	575	575	—	—
Total liabilities at fair value	$601	$575	$—	$26

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,083	$2,083	$—	$—
Short-term investments:
Commercial paper	6,998	—	6,998	—
Corporate notes/bonds	67,990	—	67,990	—
U.S. treasury and agency notes/bonds	3,005	—	3,005	—
State and municipal bonds	1,238	—	1,238	—
Mutual funds	368	368	—	—
Bank and time deposits	382	382	—	—
Long-term investments:
Corporate notes/bonds	71,748	—	71,748	—
Total assets at fair value	$153,812	$2,833	$150,979	$—

Liabilities:
Acquisition related contingent consideration	$131	$—	$—	$131
Employee stock-based compensation guarantees	152	—	—	152
Non-qualified deferred compensation plan	368	368	—	—
Total liabilities at fair value	$651	$368	$—	$283

The following table represents the change in level 3 liabilities which relate to acquisition related contingent consideration and employee stock compensation guarantees (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Acquisition related contingent consideration	Employee stock-based compensation guarantees	Total
Liability as of December 31, 2012	$131	$152	$283
Adjustments to fair value	(131)	—	(131)
Decrease in compensation expense	—	(126)	(126)
Liability as of June 30, 2013	$—	$26	$26
On July 6, 2012, in connection with our acquisition of specific direct broadcast satellite intellectual property and corresponding technologies from PLX Technology, Inc., or PLX, a liability was recognized for an estimate of the acquisition date fair value of the contingent milestone consideration based on the probability of achieving the milestones and the probability-weighted discount on cash flows. Changes in the fair value of the contingent milestone consideration subsequent to the acquisition date are recognized in the statements of operations. See Note 3 for further discussion of the fair value measurement of the acquisition related contingent consideration.
The employee stock-based compensation guarantees represent compensation liability associated with certain restricted stock unit grants. Based on the terms of these grants, a cash payment is required to be made in the event that the stock price at the date of vesting falls below the grant date price. The fair value of this liability is remeasured quarterly using the Black-Scholes option pricing model which considers the potential payout, the remaining time until payout, volatility of the underlying shares, and the risk-free interest rate to calculate the liability that may be due under the arrangement.
Nonrecurring Fair Value Measurements
We measure certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a non-monetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the six months ended June 30, 2013, we determined that we had incurred an other-than-temporary impairment of our investment in Zenverge and we wrote off the remainder of the investment of approximately $4.8 million. During the six months ended June 30, 2012, we did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Inventory
The components of inventory were as follows (in thousands):

	June 30, 2013	December 31, 2012
Work in process	$10,216	$16,353
Finished goods	5,107	10,042
Total inventory	$15,323	$26,395

Property and Equipment
Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	June 30, 2013	December 31, 2012
Office and laboratory equipment	5	$22,764	$20,629
Computer equipment	3 - 5	7,427	6,473
Furniture and fixtures	3 - 7	2,193	2,032
Leasehold improvements	Lease term	7,071	6,438
Software	1 - 3	4,635	2,913
Construction in progress		94	846
		44,184	39,331
Accumulated depreciation		(25,192)	(21,702)
Property and equipment, net		$18,992	$17,629
Depreciation and amortization expense for the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012 was $2.2 million, $1.3 million, $4.1 million and $2.5 million, respectively.
Goodwill and Intangible Assets
On June 5, 2013, we acquired the intellectual property assets of Mobius Semiconductor, Inc., or Mobius, and recognized $0.8 million of goodwill in connection with the acquisition.
On July 6, 2012, we acquired specific direct broadcast satellite intellectual property and corresponding technologies from PLX and recognized $0.7 million of goodwill in connection with the acquisition.
On April 12, 2012, we completed our acquisition of assets from Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, used in or related to Trident's set-top box business, or STB business, and recognized $4.0 million of goodwill in connection with the acquisition. During the six months ended June 30, 2013, we finalized the acquisition related hold back payments with Trident. The finalization of these amounts resulted in a decrease to goodwill of $0.7 million. As of June 30, 2013, the goodwill related to the acquisition of Trident was $3.3 million.
Intangible assets consisted of the following (in thousands):

	As of June 30, 2013
	Gross	Accumulated Amortization	Net
Developed technology	$35,650	$(10,283)	$25,367
In-process research and development	21,586	—	21,586
Total intangibles amortized to cost of net revenues	57,236	(10,283)	46,953
Customer relationships	6,800	(1,094)	5,706
Non-compete agreement	1,603	(907)	696
Customer backlog	2,000	(2,000)	—
Total intangibles amortized to operating expense	10,403	(4,001)	6,402
Total intangible assets	$67,639	$(14,284)	$53,355

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
During the quarter ended June 30 2013, we gave Zenverge notice of our intent to terminate the joint development arrangement and in July 2013, our CEO resigned from the board of directors of Zenverge. As a result, we determined that the ability to exercise significant influence over Zenverge no longer existed and we no longer accounted for the investment under the equity method. As such, we no longer recognize any earnings from our investment in Zenverge.
Additionally, during the quarter ended June 30 2013, our preferred stock investment was converted into common stock based on the terms of a financing in which Zenverge raised additional funds where we did not participate. We then reviewed the available information to determine if our investment in Zenverge's common stock had indicators of possible impairment. As a result of the liquidation preferences held by the remaining preferred stock holders, we concluded that our common stock investment did not have any value and as a result, we had incurred an other-than-temporary impairment of our investment in Zenverge and we wrote off the remainder of the investment from $4.8 million to $0.
For the three and six months ended June 30, 2013, the change in the carrying value of our investment was $5.1 million and $5.9 million, respectively, which is reflected as a decrease in our investment. As of June 30, 2013 and December 31, 2012, the carrying amount of our investment in a privately held company was $0 and $5.9 million, respectively, which is the extent of our exposure related to our investment in this entity.
Accrued Warranty
The following table presents a rollforward of our product warranty liability, which is included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets (in thousands):

Six Months Ended June 30,
2013
Beginning balance	$448
Accruals for warranties issued during the period	95
Settlements made during the period	(17)
Change in estimated warranty rate	(445)
Expirations	(14)
Ending balance	$67
Accrued Bonuses
We maintain a discretionary management bonus plan. The potential bonus payments made under our plans are based significantly on the achievement of operational, financial and business development objectives for each calendar year. As of June 30, 2013 we believed that the achievement of our performance targets specified by the 2013 bonus plan was not probable. Therefore, as of June 30, 2013 we had no accrual for management bonuses.

Restructuring Activity
In order to rebalance our operations in an attempt to leverage synergies from our acquisitions and to refine our business operations, we have implemented two operational restructuring plans. As a result of these activities, we recorded a restructuring charge of $1.8 million in the six months ended June 30, 2013. This plan resulted in a reduction of our personnel by 66 employees or approximately 10% of our workforce. In November 2012, we incurred a restructuring charge of $0.9 million, which resulted in a reduction of our personnel by 40 employees or approximately 6% of our workforce.
The following table presents a rollforward of our restructuring liability as of June 30, 2013, which is included within accrued payroll and benefits in the unaudited condensed consolidated balance sheets (in thousands):

Restructuring Liability - Employee Separation Expenses
Liability as of January 1, 2012	$—
Restructuring charges	897
Cash payments	(363)
Liability as of December 31, 2012	534
Restructuring charges	1,763
Cash payments	(451)
Liability as of June 30, 2013	$1,846
Deferred Compensation
We have a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At June 30, 2013, we had marketable securities totaling $0.6 million related to investments in equity securities that are held in a rabbi trust established under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.6 million at June 30, 2013, all of which was classified as a non-current liability and recorded in our unaudited condensed consolidated balance sheets under other long-term liabilities.
Purchase Commitments
We had firm purchase order commitments for the acquisition of inventory as of June 30, 2013 and December 31, 2012 of $11.7 million and $12.0 million, respectively.
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

Stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 includes compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of net revenues	$230	$179	$431	$350
Research and development	1,975	1,894	3,964	3,524
Sales and marketing	516	585	814	1,004
General and administrative	1,054	977	2,020	1,899
Total stock-based compensation expense	$3,775	$3,635	$7,229	$6,777
Equity Incentive Plans
As part of our continual evaluation of the calculation of our stock-based compensation expense, we reviewed and updated our forfeiture rate, expected term and volatility assumptions during the three and six months ended June 30, 2013 and there was no significant impact. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. We use a combination of our historical experience, the contractual term and the average option term of a comparable peer group to determine the expected life of our option grants. The peer group historical term is used due to the limited trading history of our common stock. The estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.
We granted options and other stock awards to consultants in connection with their service agreements. For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012 we recorded stock-based compensation expense related to these awards of $3,000, $5,000, $9,000 and $38,000, respectively. The fair value of the awards was estimated using a Black-Scholes option-pricing model.
The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected life (years)	5.4	5.2	5.3 - 5.4	5.1 - 5.2
Contractual term (years)	10.0	10.0	10.0	10.0
Risk-free interest rate	0.86%	1.09%	0.79% - 0.86%	0.86% - 1.09%
Expected volatility	90%	89%	90%	89%
Expected dividend yield	—	—	—	—
As of June 30, 2013, we estimated there were $24.8 million in total unrecognized compensation costs related to employee equity incentive agreements, which are expected to be recognized over a weighted-average period of 1.4 years.

For the three and six months ended June 30, 2013 and 2012 the fair value of expected shares to be issued under the ESPP were estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected life (years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.08% to 0.19%	0.05% to 0.22%	0.08% to 0.19%	0.05% to 0.22%
Expected volatility	47% to 84%	58% to 100%	47% to 84%	58% to 100%
Expected dividend yield	—	—	—	—
For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012 we recorded stock-based compensation expense related to awards under the ESPP totaling $0.4 million, $0.6 million, $0.7 million and $1.2 million, respectively. As of June 30, 2013 we estimated there were $1.0 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.5 years.
Stock Options
During the three and six months ended June 30, 2013, we granted stock options to purchase 1.0 million shares of our common stock. During the three and six months ended June 30, 2013, stock options to purchase approximately 0.3 million and 0.5 million shares of common stock were exercised, respectively. During the three and six months ended June 30, 2013, options to purchase 0.3 million and 0.7 million shares of common stock were forfeited or expired, respectively. As of June 30, 2013, we had outstanding options to purchase approximately 10.4 million shares of common stock.
Restricted Stock Units
During the three and six months ended June 30, 2013, 1.0 million shares of our common stock vested and were released pursuant to outstanding restricted stock units. As of June 30, 2013, we had approximately 3.7 million shares of common stock subject to restricted stock units outstanding.
During the three and six months ended June 30, 2013, 1.7 million and 1.9 million restricted stock units were granted, respectively, and 0.1 million and 0.3 million restricted stock units were forfeited, respectively. Generally, restricted stock units vest annually with a term of one year to four years from the date of the grant on the anniversary date of the grant or on a predetermined quarterly vesting date following the anniversary date of the grant. The related compensation expense of restricted stock units is being recognized ratably over the service period.

3.	Business Combinations
Mobius Semiconductor
On June 5, 2013, we acquired the assets of Mobius Semiconductor, Inc., or Mobius, a leading product development company focused on low power, high performance analog mixed-signal semiconductor solutions for a total cash consideration of $13.0 million. The acquired technology will enable Entropic to provide cable and satellite operators with solutions that encompass system designs that are low power, broadband, high-speed, and which capture the full bandwidth of the signal payload - to drive more entertainment streams and IP services to more connected devices in the home. This technology can also be leveraged by global satellite service providers to migrate to digital single-wire communications.
In connection with the completion of the Mobius transaction, certain Mobius personnel entered into employment arrangements with Entropic. On July 18, 2013 we granted restricted stock units, or RSUs, for an aggregate 3.2 million shares of common stock as long-term retention grants to certain employees of Mobius who joined Entropic. The RSUs had an estimated value of $14.0 million on the grant date. Approximately 0.9 million RSUs vest over a 15 month period, or earlier upon the achievement of certain milestones and the remaining 2.3 million RSUs vest over a 36 month period. These RSUs are being accounted for as compensation expense over the vesting periods.

On the acquisition date, based on preliminary estimates of fair value, we allocated the total consideration to the following assets (in thousands):

Allocation of
Purchase Price
Intangible assets	$12,239
Goodwill	752
Prepaid expenses	25
Property and equipment, net	9
Total purchase price	$13,025
The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of the following intangible assets (in thousands, except for years):

		Estimated Useful
	Amount	Life (in years)
In-process research and development	$12,136	*
Non-compete agreement	103	2
Total intangible assets	$12,239

*Upon completion of each project, the related in-process research and development, or IPR&D, asset will be amortized over its estimated useful life. If any of the projects are abandoned or the forecast of the project indicates that the fair value is less than the carrying amount, we will be required to write down the related IPR&D asset.
Under the purchase method of accounting, the identifiable net assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values. In the determination of the fair value of the in-process research and development, or IPR&D, various factors were considered, such as future revenue contributions, additional licensing costs associated with the underlying technology, and contributory asset charges. The fair value of the IPR&D was calculated using an income approach and the rate utilized to discount net future cash flows to their present values was based on a weighted average cost of capital of approximately 21%. This discount rate was determined after considering our cost of debt adjusted for a risk premium that market participants would require in an investment in companies that are at similar stages of development as Mobius.
IPR&D will not be amortized until the product is complete, at which time it will be amortized over the estimated useful life of the developed technology. The useful life of the IPR&D will be estimated as the period over which the asset is expected to contribute directly or indirectly to our future cash flows. Up to the point that the product is complete, we will assess the IPR&D annually for impairment, or more frequently if certain indicators are present.
The excess of the fair value of the total consideration over the estimated fair value of the net assets was recorded as goodwill. We allocated $0.8 million of the total consideration to goodwill. We consider the acquired business an addition to our product development effort and not an additional reporting unit or operating segment. The goodwill recognized is expected to be deductible for income tax purposes.

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
On the acquisition date, a liability was recognized for an estimate of the acquisition date fair value of the contingent milestone consideration based on the probability of achieving the milestones and the probability-weighted discount on cash flows. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date is recognized in the statements of operations. During the year ended December 31, 2012, we reassessed the fair value of the remaining contingent consideration at $3.5 million and recorded the increase of $0.4 million in the fair value of the remaining contingent consideration. In November 2012 we agreed to settle the first milestone and $3.4 million of additional consideration was paid.
This fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. In June 2013, we reassessed the likelihood of achieving the second milestone and determined that the milestone would not be achieved. As such, we reversed the remaining $0.1 million accrual related to the fair value of the contingent milestone during the second quarter of 2013.
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
The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of the following intangible assets (in thousands, except for years):

		Estimated Useful
	Amount	Life (in years)
In-process research and development	$6,200	*
Customer relationships	2,900	7
Non-compete agreement	100	2
Total intangible assets	$9,200

*Upon completion of each project, the related IPR&D asset will be amortized over its estimated useful life. If any of the projects are abandoned or the forecast of the project indicates that the fair value is less than the carrying amount, we will be required to write down the related IPR&D asset.

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
IPR&D will not be amortized until the product is complete, at which time it will be amortized over the estimated useful life of the developed technology. The useful life of the IPR&D will be estimated as the period over which the asset is expected to contribute directly or indirectly to our future cash flows. Up to the point that the product is complete, we will assess the IPR&D annually for impairment, or more frequently if certain indicators are present.
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

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of the following intangible assets (in thousands, except for years):

		Estimated Useful
	Amount	Life (in years)
Developed technology	$32,400	4
In-process research and development	6,500	*
Customer relationships	3,900	7
Non-compete agreement	1,400	2
Customer backlog	2,000	1
Total intangible assets	$46,200

*Upon completion of each project, the related IPR&D asset will be amortized over its estimated useful life. If any of the projects are abandoned or the forecast of the project indicates that the fair value is less than the carrying amount, we will be required to write down the related IPR&D asset.
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
Supplemental Pro Forma Information
The following unaudited pro forma information presents the consolidated results of operations of Entropic and Trident as if the acquisition had occurred at the beginning of the period presented, with pro forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Net revenues	$85,802	$164,872
Net income (loss)	774	(3,397)
Net loss per share - basic and diluted	0.01	(0.04)

Adjustments to the supplemental pro forma combined results of operations were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Net impact of the change in amortization of intangibles	$(79)	$(733)
Transaction related expenses related to acquisition	2,754	4,301
Reorganization expenses related to Trident's bankruptcy filing	—	1,471
Adjust taxes to the blended rate after business combination	(323)	4,018
	$2,352	$9,057
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
In the fourth quarter of 2012 we implemented a policy to manage some of our foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short-term effect of currency fluctuations. Our policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in other income, net. We use quoted prices to value our derivative instruments. During the three and six months ended June 30, 2013, we recorded a loss of $0.2 million and $0.1 million, respectively, related to these fair value hedging contracts. As of June 30, 2013, we had outstanding contracts to purchase $15.4 million of Chinese yuan, $3.9 million of Indian rupees and $1.9 million of British pounds which settle during the course of the next 12 months.

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
As of June 30, 2013, we evaluated our net deferred income tax assets, including an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance is required. A significant negative factor in our assessment at June 30, 2013 was the expectation that we may be in a three-year historical cumulative loss as of the end of the first quarter of fiscal 2014 and through the near term, as profitable quarters in the earlier years are removed from the rolling three-year calculation. After considering our recent history of losses and management's expectation of additional near-term losses, we recorded a valuation allowance on our net deferred tax assets, with a corresponding charge to our income tax provision, of approximately $26.7 million in the quarter ended June 30, 2013. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist.
Income tax expense for the three months ended June 30, 2013 was $27.2 million compared to $0.1 million for the three months ended June 30, 2012, or (215)% and 31% of pre-tax (loss) income, respectively. The effective tax rate for the three months ended June 30, 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets in the quarter. The effective tax rate for the three months ended June 30, 2012 was comprised of federal expense at statutory rates less a net decrease in our tax rate of 4% due to the impact of certain permanent items and reserves for uncertain tax positions. Our net state income tax rate was approximately 0.1% for the three months ended June 30, 2013 and June 30, 2012, due to the impact of the California single sales factor apportionment to calculate our tax liability.

Income tax expense for the six months ended June 30, 2013 was $22.6 million compared to $3.0 million for the six months ended June 30, 2012, or (115)% and 43% of pre-tax (loss) income, respectively. The effective tax rate for the six months ended June 30, 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets during the quarter ended June 30, 2013. The effective tax rate for the six months ended June 30, 2012 was comprised of federal expense at statutory rates plus an increase in our tax rate of 7% due to the impact of certain permanent items and an increase in our tax rate of 1% due to the reserves for uncertain tax positions. Our net state income tax rate was approximately 0.1% for the six months ended June 30, 2013 and June 30, 2012 due to the impact of the California single sales factor election to calculate our tax liability.
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
The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income—basic and diluted	$(39,913)	$173	$(42,317)	$4,066
Denominator:
Weighted average number of shares of common stock outstanding—basic	90,281	87,991	89,795	87,667
Effect of dilutive securities:
ESPP shares	—	45	—	59
Stock award common share equivalents	—	1,448	—	1,702
Weighted average number of shares of common stock outstanding—diluted	90,281	89,484	89,795	89,428
Net (loss) income per share—basic	$(0.44)	$—	$(0.47)	$0.05
Net (loss) income per share—diluted	$(0.44)	$—	$(0.47)	$0.05

For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, potentially dilutive securities covering 14.2 million, 8.8 million, 13.7 million and 6.5 million shares of our common stock, respectively, were not included in the diluted net (loss) income per share calculations because they would be antidilutive.

7.	Supplemental Disclosure of Cash-Flow Activity
Cash-Flow
The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash paid for taxes	$304	$2,708	$521	$2,728

8.	Significant Customer and Geographic Information
Customers
Based on direct shipments, customers that exceeded 10% of total net revenues or accounts receivable were as follows:

	Net Revenues		Net Revenues		Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,	As of December 31,
	2013	2012	2013	2012	2013	2012
CyberTan Technology, Inc.	11%	*	*	*	*	*
Foxconn Electronics, Inc.	16%	*	14%	10%	17%	*
Motorola Mobility, Inc.	*	11%	*	14%	*	11%
Wistron NeWeb Corporation	18%	24%	15%	23%	25%	29%

*	Customer accounted for less than 10% of total net revenues or accounts receivable, as applicable, for the period indicated.
Geographic Information
Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Asia	$62,117	$73,140	$126,764	$123,007
Europe	1,043	2,864	2,242	3,249
United States	1,679	547	3,398	1,010
North America, other	5,773	6,501	12,665	14,889
Total	$70,612	$83,052	$145,069	$142,155
As of June 30, 2013 and December 31, 2012, long-lived assets, which represent property, plant and equipment, net of accumulated depreciation, and lease deposits, located outside of the United States were $7.5 million and $6.3 million, respectively.

9.	Legal Matters
From time to time, we may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. There are no outstanding claims or litigation against us at June 30, 2013.

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

Forward-Looking Statements
All statements included in this Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning our ability to return to profitability; our 2012 acquisition of the assets used in or related to the STB business of Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, the competitive nature of the markets in which we compete and the effect of competing products and technologies; the demand for our solutions; the adoption of our technologies and the Multimedia over Coax Alliance, or MoCA, standard; the competitive nature of service providers; our dependence on manufacturers, sales representatives, distributors and other third parties; our ability to create and introduce new solutions and technologies; our ability to effectively manage our growth; our ability to successfully acquire companies or technologies that would complement our business; the ability of our contract manufacturers to produce and deliver products in a timely manner and at satisfactory prices; our ability to protect our intellectual property and avoid infringement of the intellectual property of others; our reliance on our key personnel; the effects of government regulation; our ability to obtain sufficient capital to expand our business; our ability to manage our business in the midst of a fragile economy; the cyclical nature of our industry; our ability to effectively transact business in foreign countries; and our ability to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.
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
Direct Broadcast Satellite outdoor unit, or DBS ODU, solutions which consist of our band translation switch, or BTS, and channel stacking switch, or CSS, products which simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable. Adding to our breadth of DBS ODU offerings, in July 2012, we acquired specific direct broadcast satellite intellectual property and corresponding technologies from PLX Technology, Inc. or PLX, a leading global supplier of high-speed connectivity solutions enabling emerging data center architectures. The purchased assets provided an accelerated roadmap for our digital channel stacking switch, or dCSS, semiconductor product, which will ultimately lead toward highly-integrated products that incorporate broadband capture and IP output.

In June 2013, we enhanced our analog mixed signal expertise, ultimately strengthening our competitive product offering in both the cable and satellite markets through the acquisition of Mobius. Mobius' technology blends signal processing with analog circuit design to dramatically reduce power dissipation while attaining leading-edge performance. The addition of the Mobius technology will enable Entropic to provide cable and satellite operators with solutions that encompass system designs that are low power, broadband, high-speed, and which capture the full bandwidth of the signal payload - to drive more entertainment streams and IP services to more connected devices in the home. This technology can also be leveraged by global satellite service providers to migrate to digital single-wire communications.
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
After making two acquisitions in 2012, we updated our brand identity in January 2013, to represent the significant shift in our overall vision, look and message. The corporate logo was modernized to reflect the newly integrated company. Under the new brand identity, we dropped "Communications" from our name in all new marketing communications programs.
Since inception, we have invested heavily in product development and achieved profitability on an annual basis for the first time in 2010, with net income of $64.7 million. For the years ended December 31, 2011 and December 31, 2012, our net income was $26.6 million and $4.5 million, respectively and for the six months ended June 30, 2013 we had a net loss of $42.3 million. In 2012, our net revenues increased to $321.7 million from $240.6 million in 2011. The increase in net revenues during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to the additional revenues generated by the STB SoC solutions that we acquired from Trident in April 2012, as well as an increase in the demand for our Connectivity solutions during the year ended December 31, 2012. Our net revenues were $145.1 million for the six months ended June 30, 2013 compared to $142.2 million for the six months ended June 30, 2012. The increase in net revenues during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to the additional revenues generated by the STB SoC solutions that we acquired from Trident in April 2012. As of June 30, 2013, we had an accumulated deficit of $188.4 million.
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
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	100%	100%	100%	100%
Cost of net revenues	51	48	52	47
Gross profit	49	52	48	53
Operating expenses:
Research and development	40	31	39	29
Sales and marketing	9	9	9	8
General and administrative	8	10	8	10
Amortization of intangibles	1	1	1	—
Restructuring charges	2	—	1	—
Total operating expenses	60	51	58	47
Income (loss) from operations	(11)	1	(10)	6
Loss related to equity method investment	—	(1)	(1)	(1)
Impairment of investment	(7)	—	(3)	—
Income (loss) before income taxes	(18)	—	(14)	5
Income tax provision	39	—	15	2
Net (loss) income	(57)%	—%	(29)%	3%
Comparison of Three and Six Months Ended June 30, 2013 and 2012
(Tables presented in thousands, except percentage amounts)
Net Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Net revenues	$70,612	$83,052	(15)%	$145,069	$142,155	2%
Our net revenues for the three months ended June 30, 2013 were $70.6 million compared to net revenues of $83.1 million during the same period in 2012, a decrease of $12.5 million or 15%. Our net revenues for the six months ended June 30, 2013 were $145.1 million compared to net revenues of $142.2 million during the same period in 2012, an increase of $2.9 million or 2%. The decrease in net revenues during the three months ended June 30, 2013 compared to the same period ended June 30, 2012 was primarily due to a decrease in the demand for our Connectivity solutions during this period. The increase in net revenues during the six months ended June 30, 2013 compared to the same period ended June 30, 2012 was primarily due to revenues from the STB SoC solutions that we acquired from Trident in April 2012, partially offset by a decrease in the demand for our Connectivity solutions during this period.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Gross profit	$34,256	$42,855	(20)%	$69,095	$76,047	(9)%
% of net revenues	49%	52%		48%	53%
Gross profit for the three months ended June 30, 2013 was $34.3 million, a decrease of $8.6 million, or 20%, from gross profit of $42.9 million during the same period in 2012. The decrease in gross profit during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to lower revenues associated with our Connectivity solutions, partially offset by a positive impact from lower unit costs of our Connectivity solutions, principally as a result of more favorable manufacturing costs.
Gross profit for the six months ended June 30, 2013 was $69.1 million, a decrease of $6.9 million, or 9%, from gross profit of $76.0 million during the same period in 2012. The decrease in gross profit during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to the sales of lower margin products associated with the STB business acquired from Trident in April 2012, as well as an overall decrease in the sales of higher margin Connectivity solutions, partially offset by a positive impact from lower unit costs of our Connectivity solutions, principally as a result of more favorable manufacturing costs.
As a result of our acquisition of the STB business from Trident in April 2012, during the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012, we recorded amortization expense of $2.2 million, $1.8 million, $4.5 million and $1.8 million, respectively, relating to certain intangible assets acquired. This expense negatively impacted gross margins by approximately 3%, 2%, 3% and 1% during the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012, respectively.
Cost of net revenues for the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012 included a net increase in the reserve for excess and obsolete inventory of $0.7 million, $0.4 million, $0.9 million and $0.4 million, respectively, in each case less than 1% of net revenues.
Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Research and development	$28,334	$25,671	10%	$56,404	$41,142	37%
% of net revenues	40%	31%		39%	29%
Research and development expenses increased by $2.6 million, or 10%, to $28.3 million during the three months ended June 30, 2013 from $25.7 million during the same period in 2012. This increase was largely due to increased personnel costs of $1.6 million (of which $0.1 million was due to stock-based compensation) which was due to a 12% headcount increase in the number of employees engaged in research and development activities. In addition, there was an overall increase in facility costs and overhead allocation expenses of $1.3 million as a result of our increased headcount during the three months ended June 30, 2013 compared to the same period in 2012. The remaining increase of $0.4 million was due to an increase in development tool costs, supply costs and outside service costs during the three months ended June 30, 2013 compared to the same period in 2012.
Research and development expenses increased by 15.3 million, or 37%, to $56.4 million during the six months ended June 30, 2013 from $41.1 million during the same period in 2012. This increase was largely due to increased personnel costs of $7.5 million (of which $0.4 million was due to stock-based compensation) which was due to a 51% headcount increase in the number of employees engaged in research and development activities, primarily resulting from our acquisition of the STB business from Trident in April 2012. In addition, there was an overall increase in development tool costs, supply costs and outside service costs of $4.1 million during the six months ended June 30, 2013 compared to the same period in 2012, which was primarily driven by increased research and development activities associated with our acquisition of the STB business. The remaining increase of $3.6 million was primarily due to an increase in facility costs and overhead allocation expenses as a result of our increased headcount during the six months ended June 30, 2013 compared to the same period in 2012.

Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Sales and marketing	$6,017	$6,975	(14)%	$12,472	$12,020	4%
% of net revenues	9%	9%		9%	8%
Sales and marketing expenses decreased by $1.0 million, or 14%, to $6.0 million during the three months ended June 30, 2013 from $7.0 million during the same period in 2012. The decrease was primarily due to decreased personnel costs of $0.8 million which was due to a 5% headcount reduction in the number of employees engaged in sales and marketing activities, as well as an overall decrease in variable compensation costs. Costs associated with general customer support, marketing and trade show related activities decreased by $0.3 million. These decreases were partially offset by an increase in overhead allocations of $0.1 million during the three months ended June 30, 2013 compared to the same period in 2012.
Sales and marketing expenses increased by $0.5 million, or 4%, to $12.5 million during the six months ended June 30, 2013 from $12.0 million during the same period in 2012. This increase was due to an increase in overhead allocations of $0.4 million and a $0.1 million increase in general customer support, marketing and trade show related costs during the six months ended June 30, 2013 compared to the same period in 2012.
General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
General and administrative	$5,456	$8,584	(36)%	$11,539	$13,874	(17)%
% of net revenues	8%	10%		8%	10%
General and administrative expenses decreased by $3.1 million, or 36%, to $5.5 million during the three months ended June 30, 2013 from $8.6 million during the same period in 2012. The decrease was primarily due to a decrease of $2.5 million in transaction related costs associated with our acquisition of the STB business from Trident during the three months ended June 30, 2012, which we did not incur during the three months ended June 30, 2013. In addition, personnel costs decreased by $0.5 million due to a reduction in variable compensation expense and a decrease in outside service and consulting costs of $0.4 million. These decreases were partially offset by an increase of $0.2 million related to facility costs and overhead allocation expenses during the three months ended June 30, 2013 as compared to the same period in 2012
General and administrative expenses decreased by $2.4 million, or 17%, to $11.5 million during the six months ended June 30, 2013 from $13.9 million during the same period in 2012. The decrease was primarily due to a decrease of $4.1 million in transaction related costs associated with our acquisition of the STB business from Trident during the six months ended June 30, 2012, which we did not incur during the six months ended June 30, 2013.This decrease was partially offset an increase in outside service and consulting costs of $0.8 million, an increase in personnel costs of $0.5 million which was due to a 50% headcount increase in the number of employees engaged in general and administrative activities, primarily resulting from our acquisition of the STB business from Trident in April 2012 and an increase of $0.4 million related to facility costs and overhead allocation expenses as a result of our increased headcount during the six months ended June 30, 2013 as compared to the same period in 2012.
Loss related to equity method investment
During the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, we recorded expense of $0.3 million, $0.9 million, $1.1 million and $1.7 million, respectively, related to our investment in a privately held entity which is accounted for under the equity method of accounting. Under the equity method of accounting, the change in the carrying value of our investment in the privately held entity is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). The change in the value of the investment is comprised of our proportionate share of the private company's losses plus a charge relating to the amortization of the intangible asset associated with the premium paid on our investment.

Other income, net
Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was $0.3 million during the three months ended June 30, 2013 compared to $0.2 million during the same period in 2012. For the three months ended June 30, 2013, in addition to interest income of $0.3 million, other income, net also included a loss of $0.2 million related to the fair value of outstanding hedging contracts which is offset by a gain of $0.1 million related to fair value reassessment of the PLX contingent consideration milestone payment and a gain of $0.1 million related to the disposal of property and equipment.
Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was $0.7 million during the six months ended June 30, 2013 compared to $0.5 million during the same period in 2012. For the six months ended June 30, 2013, in addition to interest income of $0.5 million, other income, net also included a gain of $0.1 million related to fair value reassessment of the PLX contingent consideration milestone payment and a gain of $0.1 million related to the disposal of property and equipment.
Impairment of investment
During the three months ended June 30, 2013, we recorded an impairment charge of $4.8 million against the carrying value of our investment balance in privately held Zenverge, a venture capital funded technology company. This impairment charge represents a full write down of the carrying value of our preferred stock investment, which had been converted into common stock based on the terms of a financing in which Zenverge raised additional funds where we did not participate. The impairment charge was recorded as we had determined that our investment in Zenverge had incurred an other-than-temporary impairment.
Income taxes
As of June 30, 2013, we evaluated our net deferred income tax assets, including an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance is required. A significant negative factor in our assessment at June 30, 2013 was the expectation that we may be in a three-year historical cumulative loss as of the end of the first quarter of fiscal 2014 and through the near term, as profitable quarters in the earlier years are removed from the rolling three-year calculation. After considering our recent history of losses and management's expectation of additional near-term losses, we recorded a valuation allowance on our net deferred tax assets, with a corresponding charge to our income tax provision, of approximately $26.7 million in the quarter ended June 30, 2013. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist.
Income tax expense for the three months ended June 30, 2013 was $27.2 million compared to $0.1 million for the three months ended June 30, 2012, or (215)% and 31% of pre-tax (loss) income, respectively. The effective tax rate for the three months ended June 30, 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets in the quarter. The effective tax rate for the three months ended June 30, 2012 was comprised of federal expense at statutory rates less a net decrease in our tax rate of 4% due to the impact of certain permanent items and reserves for uncertain tax positions. Our net state income tax rate was approximately 0.1% for the three months ended June 30, 2013 and June 30, 2012, due to the impact of the California single sales factor apportionment to calculate our tax liability.
Income tax expense for the six months ended June 30, 2013 was $22.6 million compared to $3.0 million for the six months ended June 30, 2012, or (115)% and 43% of pre-tax (loss) income, respectively. The effective tax rate for the six months ended June 30, 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets during the quarter ended June 30, 2013. The effective tax rate for the six months ended June 30, 2012 was comprised of federal expense at statutory rates plus an increase in our tax rate of 7% due to the impact of certain permanent items and an increase in our tax rate of 1% due to the reserves for uncertain tax positions. Our net state income tax rate was approximately 0.1% for the six months ended June 30, 2013 and June 30, 2012 due to the impact of the California single sales factor election to calculate our tax liability.

Liquidity and Capital Resources
As of June 30, 2013 and December 31, 2012, we had cash, cash equivalents and investments of $165.8 million and $168.9 million, respectively. At June 30, 2013 and December 31, 2012, we had $4.8 million and $5.4 million of cash, respectively, which was held outside of the United States. The cash held outside the United States was needed to meet local working capital requirements for our foreign subsidiaries and is considered permanently reinvested in the applicable foreign subsidiary.
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
In June 2013, we acquired the assets of Mobius Semiconductor, Inc., a leading product development company focused on low power, high performance analog mixed-signal semiconductor solutions. The assets acquired from Mobius include proprietary Intellectual Property to be used in our digital channel stacking switch, or dCSS, products. Under the terms of the transaction, we purchased the Mobius assets for approximately $13.0 million. In addition, upon acceptance of the employment offers, the Mobius employees (including the two founders) were granted approximately 3.2 million restricted stock units (or $14.0 million in value) by us, which vest over 3 years for $10.0 million of the RSU grants and 15 months for $4.0 million of the RSU grants.
The following table shows our cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$17,860	$13,729
Net cash used in investing activities	(20,182)	(14,293)
Net cash (used in) provided by financing activities	(442)	2,820
Net effect of exchange rates on cash	(93)	(14)
Net (decrease) increase in cash and cash equivalents	$(2,857)	$2,242
Cash Flows from Operating Activities
Net cash provided by operating activities was $17.9 million for the six months ended June 30, 2013. Sources of cash provided by operating activities included non-cash charges of $7.2 million in stock-based compensation expenses, amortization of intangible assets of $5.9 million, impairment of investment of $4.8 million, depreciation and amortization expense of $4.0 million, amortization of premiums on marketable securities of $1.8 million, loss related to equity method investment of $1.1 million, a reserve for excess and obsolete inventory of $0.9 million, changes in deferred taxes of $23.6 million primarily due to the establishment of the valuation allowance against our net federal deferred tax assets and an excess tax expense from share-based payment arrangements of $2.2 million, offset by a net loss of $42.3 million and the change in acquisition related contingent consideration liability of $0.1 million. Cash provided by working capital changes was $8.9 million, which included a decrease in our inventory balances of $10.2 million, an increase in our accounts payable balance of $3.6 million and an increase of $2.8 million in accrued expenses and other liabilities. These working capital sources of cash were partially offset by working capital uses of cash including an increase in our accounts receivable balance of $3.6 million,an increase in long-term assets of $0.7 million and an increase in prepaid expenses and other current assets of $3.3 million.

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
Cash Flows from Investing Activities
Net cash used in investing activities was $20.2 million for the six months ended June 30, 2013 due to cash payments in connection with our acquisition of intellectual property assets from Mobius of $13.0 million, purchases of available-for-sale securities of $60.6 million and purchases of property and equipment of $5.3 million. Cash used in investing activities was partially offset by proceeds from sales and maturities of available-for-sale securities of $58.8 million.
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
Cash Flows from Financing Activities
Net cash used by by financing activities was $0.4 million for the six months ended June 30, 2013, due to $2.2 million of excess tax expense from share-based payment arrangements, offset by proceeds from the issuance of common stock in connection with stock option exercises of $1.7 million.
Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2012, due to proceeds from the issuance of common stock in connection with stock option exercises of $2.3 million and $0.5 million of excess tax benefits from share-based payment arrangements.
We believe that our cash, cash equivalents and investments of $165.8 million as of June 30, 2013, will be sufficient to fund our projected operating requirements for at least the next 12 months.
We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies.
Indemnities
In the ordinary course of business, we have entered into agreements that include indemnity provisions with certain customers. Based on historical experience and information known as of June 30, 2013, we have not recorded any indemnity obligations.
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
There have been no other recent accounting standards or changes in accounting standards during the six months ended June 30, 2013, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
Our sales have been historically denominated in U.S. dollars and an increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could materially affect the demand of our products by non-U.S. customers, leading to a reduction in orders placed by these customers, which would adversely affect our business. However, we are exposed to foreign currency exchange rate risks inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The most significant currencies other than the U.S. dollar to our operations for the six months ended June 30, 2013 were the Chinese yuan, the British pound, the Taiwanese dollar, the Indian rupee, the Israeli shekel and the South Korean won. We have established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements. Our foreign currency risk management program includes foreign currency derivatives that utilize foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. The fair value of these contracts is reflected as other assets or other liabilities and the change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income, net to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded in other income, net.
At June 30, 2013, we had foreign currency forward contracts in place that amounted to a net purchase in U.S. dollar equivalent of $21.2 million to partially hedge our expected future expenses related to funding our China, India and UK operations costs. The maturities of these contracts were less than 12 months. Relative to foreign currency exposures existing at June 30, 2013, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would expose us to $1.5 million in losses in earnings or cash flows.
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
At June 30, 2013, we had $165.8 million in cash, cash equivalents and investments, all of which were stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of the $14.3 million of cash and cash equivalents held as of June 30, 2013, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the fair value of the $150.5 million of our investments by $1.5 million.

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
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business
We have had net operating losses for most of the time we have been in existence, had an accumulated deficit of $188.4 million as of June 30, 2013 and we are unable to predict when we will return to profitability.*
We were incorporated in 2001, did not commence shipping production quantities of our home networking, high-speed broadband access and direct broadcast satellite outdoor unit, or DBS ODU, and collectively, our Connectivity solutions, until December 2004 and only became profitable on an annual basis for the first time in 2010. Additionally, in 2012 we acquired the assets comprising our set-top box, or STB, system-on-a-chip, or SoC, solutions from Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, and the integration of those assets into our legacy operations is still in progress. Consequently, any predictions about future performance of our going forward operations may not be as accurate as they could be if we had a longer history of successfully commercializing our Connectivity solutions and the more recently acquired STB SoC solutions, and of profitable operations. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.
For the years ended December 31, 2012, 2011 and 2010, we generated net income of $4.5 million, $26.6 million and $64.7 million, respectively. Although we have been profitable on an annual basis since 2010, we were not profitable on an annual basis prior to 2010, and we have incurred substantial net losses since our inception. As of June 30, 2013, we had an accumulated deficit of $188.4 million. Despite our recent profitability on an annual basis, during the six months ended June 30, 2013 we incurred a net loss of $42.3 million, and we expect to incur additional operating losses in the future as we continue to make significant expenditures related to the development of our STB SoC and Connectivity solutions and the expansion of our business. Prior to our acquisition of the STB SoC assets from Trident, the STB business of Trident was not profitable and unless or until we are able to make the STB business profitable, it will negatively impact our overall profitability going forward. In addition, the costs associated with integrating the STB business and other acquisitions into our existing operations could impair our financial condition and results of operations.
Our ability to return to profitability depends on the extent to which we can increase revenue and control our costs in order to, among other things, counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures, or unforeseen difficulties or costs associated with the integration of acquired assets or businesses, including the STB business. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, we are unable to predict the extent of our future losses. If we are unable to achieve adequate growth, we may not return to profitability.
Our acquisition of the STB business from Trident in 2012 may not provide the anticipated benefits when and to the extent we expect, which could negatively impact our business and harm our financial position.*
In April 2012, we completed our acquisition of the STB business from Trident. While we anticipate many benefits and synergies from this acquisition, our ability to achieve such benefits in a timely and cost-efficient manner depends on our ability to manage the risks associated with this acquisition. We are continuing to integrate the STB business into our existing operations and expect to encounter ongoing challenges and risks in connection with this integration, including:

•
the necessity of investing substantially more time and financial resources in the growth and development of the STB business, or in integrating the STB business with our existing operations, than presently anticipated, resulting in increased costs and demands on management and time which could otherwise be devoted to more profitable activities;

•	our ability to integrate, on a timely and cost efficient basis, the STB business, which is more geographically dispersed and substantially more complex than our business prior to the acquisition;

•	difficulty dealing with tax, employment, logistics, and other related issues resulting from our expanded international operations;

•
the ability of our systems, infrastructure and personnel to accommodate the integration of the STB business into our existing operations, including the need to establish uniform standards, controls, procedures and policies (including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002) across our entire business;

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

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*
We derive a substantial portion of our revenues from a limited number of customers. For example, for the year ended December 31, 2012, Wistron and Motorola accounted for 21% and 13% of our net revenues, respectively; for the year ended December 31, 2011, Wistron and Motorola accounted for 25% and 17% of our net revenues, respectively; and for the year ended December 31, 2010, Wistron and Motorola accounted for 21% and 17% of our net revenues, respectively. More recently, during the six months ended June 30, 2013, Wistron and Foxconn accounted for approximately 15% and 14% of our net revenues, respectively. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to sell our solutions to our existing and prospective large customers.
Further, we depend on a limited number of service providers that purchase products from our customers which incorporate our solutions. If these service providers, or other service providers that elect to use our solutions, delay, reduce or eliminate purchases of our customers’ products which incorporate our solutions, this would significantly reduce our revenues and adversely affect our operating results. In addition, any delayed launch or any sudden or unexpected slowdown in deployments by service providers that incorporate our solutions may lead to an inventory buildup by service providers or by our customers who may, in turn, postpone taking delivery of our solutions or wait to clear their existing inventory before ordering more solutions from us, which, in turn, may adversely affect our results. Our operating results for the foreseeable future will continue to depend on a limited number of service providers’ demand for products which incorporate our solutions.
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
If the market for HD video and other multimedia content delivery solutions does not continue to develop as we anticipate, our revenues may decline or fail to grow, which would adversely affect our operating results.*
We derive, and expect to continue to derive for the foreseeable future, a significant portion of our revenues from sales of our Connectivity solutions based on the MoCA standard. The market for multimedia content delivery solutions based on the MoCA standard is relatively new, still evolving and difficult to predict. Currently, the growth of the MoCA-based multimedia content delivery market and the success of our business are largely driven by the adoption and deployment of existing and future generations of the technology by service providers, ODMs and OEMs and, to a lesser extent, by consumer adoption of such technology which is dependent on upgrades from standard definition television services to high-definition television services, or HD services, and on the availability of over-the-top, or OTT, services that directly deliver Internet video content into the home. It is difficult to predict whether the MoCA standard will continue to achieve and sustain high levels of demand and market acceptance by service providers or consumers, the rate at which consumers will upgrade to HD services, whether the availability of OTT services will continue to grow or whether consumers beyond the early technology adopters will embrace OTT services in increasing numbers, if at all. Even if MoCA solutions continue to proliferate, it is difficult to anticipate the specifications and features that service providers will require for MoCA-based products purchased for their deployments. Failure to accurately make such predictions may have a material adverse effect on revenue and expense projections. Even if products incorporating our MoCA solutions are ultimately selected by service providers, the timing and speed of deployments of such products by service providers are subject to variables outside of our control which make if difficult to accurately predict revenues for any given period.

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

•	changes in demand for our solutions or products offered by service providers and our customers;

•	the timing and amount of orders, especially from significant service providers and customers;

•	the seasonal nature of the sales of products that incorporate our solutions by certain service providers which may affect the timing of orders for our solutions;

•	the level and timing of capital spending of service providers, both in the United States and in international markets;

•	competitive market conditions, including pricing actions by us or our competitors;

•	adverse market perception of our products or their features;

•	any delay in the development, certification or adoption associated with new MoCA standards (e.g., MoCA 2.0) by the alliance, OEMs or service providers;

•	any cut backs or delayed deployments of products that include our solutions by service providers;

•	our unpredictable and lengthy sales cycles;

•	the mix of solutions and solution configurations sold;

•	our ability to successfully define, design and release new solutions on a timely basis that meet customers’ or service providers’ needs;

•
costs related to acquisitions of complementary products, technologies or businesses, including costs associated with our 2012 acquisitions of the STB business of Trident and broadcast satellite intellectual property and corresponding technologies from PLX and our recent 2013 acquisition of assets from Mobius, Inc.;

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

•
long, engineering-intensive product development and testing cycles, including expensive third-party "tape-out" costs required to bring parts to production, which make it difficult to quickly adjust expenses in response to changes in revenue or revenue outlook

•	fixed expenses and long-term commitments that also limit our ability to reduce operating expenses in a particular quarter if revenues for that quarter fall below expectations;

•	future accounting pronouncements and changes in accounting policies;

•	disputes between content owners and service providers that result in the delay or elimination of the sale of products using our technology;

•	costs associated with litigation; and

•	domestic and international regulatory changes.
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
We may also experience adverse conditions in our cost base due to changes in foreign currency exchange rates that reduce the purchasing power of the U.S. dollar, increase research and development expenses and otherwise harm our business. These conditions may harm our margins and prevent us from sustaining profitability if we are unable to increase the selling prices of our solutions or reduce our costs sufficiently to offset the effects of effective increases in our costs. Our attempts to offset the effects of cost increases through controlling our expenses, passing cost increases on to our customers or any other method may not succeed. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we enter into foreign currency forward contracts. The contracts are intended to reduce, but will not eliminate, the impact of foreign currency exchange rate movements. In addition, this foreign currency risk management policy may not be effective in addressing long-term fluctuations since our contracts do not extend beyond a 12-month maturity.
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
Our restructuring activities could result in management distractions, operational disruptions and other difficulties.*
During 2013, we have taken steps to restructure and simplify our business and operations. Specifically, we implemented plans to restructure portions of our business and to significantly reduce operating expenses, in part by implementing a reduction in our workforce. We cannot guarantee that we will be successful in implementing such initiatives, or that such efforts will not interfere with our ability to achieve our business objectives. To the extent that we are unable to effectively reallocate employee responsibilities, this reduction in our workforce may impact our ability to accurately forecast future financial results or deliver on those projections. Moreover, a reduction in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business. Employees whose positions were eliminated in connection with these restructuring activities may seek employment with our competitors, customers or suppliers. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.
We have and in the future intend to continue to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this expansion and growth, or if our business does not continue to grow as we expect, we may not be able to realize a return on the resources we devote to expansion.*
In 2012, primarily as a result of our acquisition of the STB business from Trident and specific direct broadcast satellite intellectual property and corresponding technologies from PLX, our global head count increased from 336 to 693. Although we do not anticipate this significant of a head count increase on a routine basis, we do anticipate that in the future we will continue to expand our infrastructure and we may grow our headcount to accommodate changes in our research and development strategy and achieve planned expansion of our solution offerings, projected increases in our customer base and anticipated growth in the number of our solution deployments. Such growth will place a strain on our administrative and operational infrastructure. Our success in managing our growth will be dependent upon our ability to:

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
Our joint development and technology licensing arrangements with customers, companies that we have investments in and other third parties may not be successful.*
We have entered into joint development, product collaboration and technology licensing arrangements with customers, companies we have investments in and other third parties, and we expect to enter into new arrangements of these kinds from time to time in the future. Currently we have investments in, and various obligations and commitments to, third parties related to these arrangements. Such arrangements can magnify several risks for us, including loss of control over the development and development timeline of jointly developed products. Accordingly, we face increased risk that our joint development activities may result in products that are not commercially successful or that are not available in a timely fashion. In addition, any third party with whom we enter into a joint development, product collaboration or technology licensing arrangement may fail to commit sufficient resources to the project, change its policies or priorities and abandon or fail to perform its obligations related to the collaboration. The failure to timely develop commercially successful products through our joint development activities as a result of any of these and other challenges could have a material adverse affect on our business, results of operations, and financial condition. We recently terminated our development agreement with Zenverge prior to any products becoming available from our joint development activities. While we don't believe that termination of the joint development project with Zenverge will result in lost revenues in the near term, the project was not successful and, in hindsight, it is likely that the resources devoted to it could have been deployed more effectively in other areas of our business.
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
Such transactions, including our 2012 acquisitions of the STB business from Trident and broadcast satellite intellectual property and corresponding technologies from PLX and our recently completed acquisition of assets from Mobius Semiconductor, Inc., are often complex, time consuming and expensive. We will need to overcome challenges, some of which may be significant, in order to realize the benefits or synergies from the acquisitions we have completed to date and any acquisitions we may complete from time to time in the future. Such acquisitions present numerous challenges and risks including:

•	difficulties in assimilating any acquired workforce and merging operations;

•	attrition and the loss of key personnel or the impairment of relationships with employees, suppliers and customers;

•	creating uniform standards, controls, procedures, policies and information systems;

•	an acquired company, asset or technology, or a strategic collaboration or licensed asset or technology not furthering our business strategy as anticipated;

•	uncertainty related to the value, benefits or legitimacy or intellectual property or technologies acquired in such transaction;

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
We may not realize the anticipated financial and strategic benefits from the businesses we have acquired or be able to successfully integrate such businesses with ours.*
We will need to overcome challenges, some of which may be significant, in order to realize the benefits or synergies from the acquisitions we have completed to date and any acquisitions that we may complete from time to time in the future, including our 2012 acquisitions of the STB business of Trident and broadcast satellite intellectual property and corresponding technologies from PLX and our recently completed acquisition of assets from Mobius Semiconductor, Inc. These challenges include the following:

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
The average selling prices of our solutions have historically decreased over time and will likely do so in the future, which may reduce our revenues and gross margin.*
Our solutions and products sold by other companies in our industry have historically experienced a decrease in average selling prices over time. We anticipate that the average selling prices of our solutions will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions from our competitors. For example, we expect that other chipset manufacturers who are members of MoCA will produce competing chipsets and create pricing pressure for such solutions. Broadcom's and others announcements about the availability of competing discrete MoCA chipsets and integrated MoCA SoCs in certain applications will put further pressure on pricing. Our future operating results may be harmed due to the decrease of our average selling prices. To maintain our current gross margins or increase our gross margins in the future, we must develop and introduce on a timely basis new solutions and solution enhancements, continually reduce our solution costs and manage solution transitions in a timely and cost-effective manner. Our failure to do so would likely cause our revenues and gross margins to decline, which could have a material adverse effect on our operating results and cause the value of our common stock to decline.
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

Our solution development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*
Our solution development efforts require substantial research and development expense. Our research and development expense was $56.4 million and $41.1 million for the six months ended June 30, 2013 and 2012, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.
The development of our solutions is also highly complex. Due to the relatively small size of our solution design teams, our research and development efforts in our core technologies may lag behind those of our competitors, some of whom have substantially greater financial and technical resources. In the past, we have occasionally experienced delays in completing the development and introduction of new solutions and solution enhancements, and we could experience delays in the future. Unanticipated problems in developing solutions could also divert substantial engineering resources, which may impair our ability to develop new solutions and enhancements and could substantially increase our costs. Furthermore, we may expend significant amounts on a research and development program that may not ultimately result in a commercially successful solution, and we have in the past terminated ongoing research and development programs before they could be brought to successful conclusions. As a result of these and other factors, we may be unable to develop and introduce new solutions successfully and in a cost-effective and timely manner, and any new solutions we develop and offer may never achieve market acceptance or an acceptable return on our investment. Any failure to develop future solutions that are commercially successful would have a material adverse effect on our business, financial condition and results of operations.
Our solutions typically have lengthy sales cycles, which may cause our operating results to fluctuate, and a service provider, ODM or OEM customer may decide to cancel or change its service or product plans, which could cause us to lose anticipated sales and expected revenue.*
Our solutions typically have lengthy sales cycles. Before deciding to deploy a product containing one of our solutions, a service provider must first evaluate our solutions. This initial evaluation period can vary considerably based on the service provider and solution being evaluated, and could take a significant amount of time to complete. Solutions incorporating new technologies generally require longer periods for evaluation. After this initial evaluation period, if a service provider decides to adopt our solutions, that service provider and the applicable ODM or OEM customers will need to further test and evaluate our solutions prior to completing the design of the equipment that will incorporate our solutions. Additional time is needed to begin volume production of equipment that incorporates our solutions. Due to these lengthy sales cycles, we may experience significant delays from the time we incur research and development and sales expenses until the time, if ever, that we generate sales and revenue from these solutions. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel or change its product plans. From time to time, we have experienced changes, delays and cancellations in the purchase plans of service providers or our customers. A cancellation or change in plans by a service provider, ODM or OEM customer could prevent us from realizing anticipated sales and the associated revenue. In addition, our anticipated sales could be lost or substantially reduced if a significant service provider, ODM or OEM customer reduces or delays orders during our sales cycle or chooses not to release equipment that contains our solutions. We may invest significant time and effort in marketing to a particular customer that does not ultimately result in a sale to that customer. As a result of these lengthy and uncertain sales cycles for our solutions, it is difficult for us to predict if or when our customers may purchase solutions in volume from us, our projected financial results may fluctuate and prove inaccurate, and our actual operating results may vary significantly from quarter to quarter, which may negatively affect our operating results for any given quarter.

We have limited control over the indirect channels of distribution we utilize, which makes it difficult to accurately forecast orders and could result in the loss of certain sales opportunities.
A portion of our revenue is realized through independent resellers and distributors that are not under our control. For the year ended December 31, 2012, 5% of our net revenues were through these entities. For the six months ended June 30, 2013, 4% of our net revenues were through these entities.These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. Our revenues could be adversely affected if our relationships with resellers or distributors were to deteriorate or if the financial condition of one or more significant resellers or distributors were to decline. In addition, as our business grows, there may be an increased reliance on indirect channels of distribution. There can be no assurance that we will be successful in maintaining or expanding these indirect channels of distribution. This uncertainty could result in the loss of certain sales opportunities. Furthermore, our reliance on indirect channels of distribution may reduce visibility with respect to future business opportunities, thereby making it more difficult to accurately forecast orders. Further, we use the “sell-through” accounting policy model which recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. Because we use the “sell-through” methodology, we may have variability in our revenue from quarter to quarter.
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
We do not have long-term commitments from our customers and our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand for our solutions accurately, we may incur solution shortages, delays in solution shipments or excess or insufficient solution inventory.*
We sell our solutions to customers who integrate them into their products. We do not obtain firm, long-term purchase commitments from our customers. We have limited visibility as to the volume of our solutions that our customers are selling or carrying in their inventory. In addition, certain service providers are affected by seasonality in their deployment of products that incorporate our solutions, which may in turn impact the timing of our sales. Because production lead times often exceed the amount of time required to fulfill orders, we often must build inventory in advance of orders, relying on an imperfect demand forecast to project volumes and solution mix. Further, because we acquired the STB business of Trident out of bankruptcy proceedings, Some of Trident's customers used alternative suppliers to meet their needs and we may be unable to secure such customers' business in the future, which could result in lost sales and revenues which we otherwise would have received had Trident's business not deteriorated prior to the closing of our acquisition of the STB business. In addition, we may incur costs in building a relationship or improving upon existing relationships with these customers which could affect our profit margins and results of operations, with no guarantee of any commitment in return.
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

Our ability to accurately predict revenues and inventory needs, and to effectively manage inventory levels, may be adversely impacted due to our use of inventory “hubbing” arrangements.*
We are party to an inventory “hubbing” arrangement with Motorola and we may enter into similar arrangements with other customers (including customers of the STB business, acquired in 2012) in the future. Pursuant to these arrangements, we ship our solutions to a designated third-party warehouse, or hub, rather than shipping them directly to the customer. The solutions generally remain in the hub until the customer removes them for incorporation into its own products. In the absence of any hubbing arrangement, we generally recognize revenues on sales of our solutions upon shipment of those solutions to the buyer. Under a hubbing arrangement, however, we maintain ownership of our solutions in the hub, and therefore do not recognize the related revenue until the date our customer removes them from the hub. As a result, our ability to accurately predict future revenues recognized from sales to customers with which we implement hubbing arrangements may be impaired, and we may experience significant fluctuations in our quarterly operating results depending on when such customers remove our solutions from the hub, which they may do with little or no lead time. In the short term, we may experience an increase in operating expenses as we build and ship inventory to the hub and will not recognize revenues from sales of this inventory, if at all, until such customers remove it from the hub at a later time. Furthermore, because we continue to own but do not maintain control over our solutions after they are shipped to the hub, our ability to effectively manage inventory levels may be impaired as our shipments under the hubbing arrangement increase and we may be exposed to additional risk that the inventory in the hub becomes obsolete before sales are recognized.
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

Changes in valuation allowance of deferred tax assets may affect our future operating results*
We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more-likely-than-not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more-likely-than-not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future taxable income in related tax jurisdictions. If our assumptions and consequently our estimates change in the future, the valuation allowances may be increased or decreased, resulting in a respective increase or decrease in income tax expense.
We assessed that it was more-likely-than-not that we will not realize our federal deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal deferred tax assets during the second quarter of 2013.
Our ability to utilize our net operating loss and tax credit carryforwards may be limited, which could result in our payment of income taxes earlier than if we were able to fully utilize our net operating loss and tax credit carryforwards.
As of December 31, 2012, we had federal and state net operating loss carryforwards of $0.3 million and $32.0 million, respectively, and federal and state research and development tax credit carryforwards of $9.9 million and $17.2 million, respectively. During 2013, we are expecting to generate additional net operating loss carryforwards based on our current forecasts. The tax benefits related to utilization of net operating loss and tax credit carryforwards may be limited due to ownership changes or as a result of other events. For example, Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone a significant change in its ownership. While prior changes in our ownership of acquired entities have resulted in annual limitations on the amount of our net operating loss and tax credit carryforwards that may be utilized in the future, we do not anticipate that such annual limitations will preclude the utilization of substantially all the net operating loss and tax credit carryforwards described above in the event we remain profitable. However, to the extent our use of net operating loss and tax credit carryforwards is further limited by future offerings or transactions or by our implementation of an international tax structure or other future events, our income would be subject to cash payments of income tax earlier than it would be if we were able to fully utilize our net operating loss and tax credit carryforwards without such further limitation.

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

Risks Related to Our Intellectual Property
Our ability to compete and our business could be jeopardized if we are unable to secure or protect our intellectual property.*
We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents at all or they may not issue as patents in a form that will be advantageous to us. Our issued patents and those that may issue in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products. Furthermore, we may not be able to detect infringement by our competitors of some of the inventions protected by our patents. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to invalidate, render unenforceable, infringe without detection or design around our patents. Additionally, the U.S. Congress recently passed the Leahy-Smith America Invests Act, or the Leahy-Smith Act. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include changing the standard for patent approval from a "first to invent" standard to a "first to file" standard and instituting a post-grant review system. At this point, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
Because we license some of our software source code directly to customers, we face increased risks that our trade secrets will be exposed through inadvertent or intentional disclosure, which could harm our competitive position or increase our costs.*
We license some of our software source code to our customers, which increases the number of people who have access to some of our trade secrets and other proprietary rights. Contractual obligations of our licensees not to disclose or misuse our source code or not to reverse engineer our solutions may not be sufficient to prevent such disclosure or misuse. The costs of enforcing contractual rights could substantially increase our operating costs and may not be cost-effective, reasonable under the circumstances or ultimately succeed in protecting our proprietary rights. If our competitors access our source code or reverse engineer our solutions, they may gain further insight into the technology and design of our solutions, which would harm our competitive position.
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
We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised 98% and 99% of our total revenues for the six months ended June 30, 2013 and 2012, respectively. In addition, most of our products are manufactured overseas and a significant portion of our labor force is outside the United States. Our international presence has significantly increased as a result of our acquisition of the STB business from Trident and as a result our exposure to the risks of international business activities has increased. Certain of these risks, include:

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
Sales of a substantial number of shares of our common stock by stockholders, the issuance by the company of securities convertible into or exercisable for shares of our common stock, or the expectation or perception in the market that the holders of a large number of our shares of common stock intend to sell their shares, could significantly reduce the market price of our common stock. Our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock and lead to increased volatility in our stock price.
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
As of June 30, 2013, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 17.5% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Recent Sales of Unregistered Securities
The following sets forth information regarding all unregistered securities of the Company that were sold during the three months ended June 30, 2013:

(1)
As of March 31, 2013, options to purchase up to 676,251 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the three months ended June 30, 2013, none of these options were canceled without being exercised and options to purchase 10,296 shares of common stock were exercised at a weighted average exercise price of $1.97 per share. As of June 30, 2013, options to purchase up to 665,955 shares of our common stock remained outstanding under the 2001 Plan.

(2)
As of March 31, 2013, options to purchase up to 161,812 shares of our common stock were outstanding under our RF Magic, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the three months ended June 30, 2013, none of these options were canceled without being exercised and options to purchase 2,138 shares of common stock were exercised at a weighted average exercise price of $0.97 per share. As of June 30, 2013, options to purchase up to 159,674 shares of our common stock remained outstanding under the RF Magic Plan.

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

ENTROPIC COMMUNICATIONS, INC.

By:	/S/ David Lyle
David Lyle Duly Authorized Officer and Principal Financial Officer

Date:	August 8, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Form of Common Stock Certificate of the Registrant.
31.1*	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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