Form 10-Q
period 2013-09-30
ENTROPIC COMMUNICATIONS INC
filed 2013-11-05
CIK 1227930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

There were 91,258,822 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding as of October 31, 2013.

ENTROPIC COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2013	December 31, 2012 (1)
Assets
Current assets:
Cash and cash equivalents	$27,901	$17,206
Marketable securities	59,549	79,981
Accounts receivable	40,797	41,847
Inventory	15,116	26,395
Deferred tax assets, current	13	7,157
Prepaid expenses and other current assets	17,405	11,988
Total current assets	160,781	184,574
Property and equipment, net	17,928	17,629
Long-term marketable securities	73,894	71,748
Intangible assets, net	50,487	46,997
Goodwill	4,688	4,664
Deferred tax assets, long-term	—	19,255
Other long-term assets	6,356	8,683
Total assets	$314,134	$353,550
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,956	$11,380
Accrued expenses and other current liabilities	7,158	8,067
Accrued payroll and benefits	8,156	9,474
Total current liabilities	30,270	28,921
Deferred rent	2,178	683
Other long-term liabilities	1,586	1,281
Stockholders’ equity:
Common stock	91	89
Additional paid-in capital	480,109	468,526
Accumulated deficit	(200,371)	(146,119)
Accumulated other comprehensive income	271	169
Total stockholders’ equity	280,100	322,665
Total liabilities and stockholders’ equity	$314,134	$353,550

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

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$56,376	$89,825	$201,445	$231,980
Cost of net revenues	28,863	45,778	104,837	111,886
Gross profit	27,513	44,047	96,608	120,094
Operating expenses:
Research and development	28,510	28,072	84,914	69,214
Sales and marketing	6,137	6,966	18,609	18,986
General and administrative	5,751	5,718	17,290	19,592
Amortization of intangibles	443	930	1,868	1,645
Restructuring charges	(69)	—	1,694	—
Total operating expenses	40,772	41,686	124,375	109,437
Income (loss) from operations	(13,259)	2,361	(27,767)	10,657
Loss related to equity method investment	—	(799)	(1,115)	(2,536)
Impairment of investment	—	—	(4,780)	—
Other income, net	464	31	1,147	567
Income (loss) before income taxes	(12,795)	1,593	(32,515)	8,688
Income tax (benefit) provision	(860)	1,185	21,737	4,214
Net (loss) income	$(11,935)	$408	$(54,252)	$4,474
Net (loss) income per share—basic	$(0.13)	$—	$(0.60)	$0.05
Net (loss) income per share—diluted	$(0.13)	$—	$(0.60)	$0.05
Weighted average number of shares used to compute net (loss) income per share—basic	91,069	88,399	90,225	87,913
Weighted average number of shares used to compute net (loss) income per share—diluted	91,069	90,885	90,225	89,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(11,935)	$408	$(54,252)	$4,474

Other comprehensive (loss) income, net of taxes:
Change in foreign currency translation adjustment	162	59	183	76
Available-for-sale investments:
Change in net unrealized gain/loss	159	172	(81)	307
	321	231	102	383

Comprehensive (loss) income	$(11,614)	$639	$(54,150)	$4,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net (loss) income	$(54,252)	$4,474
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,288	3,937
Amortization of intangible assets	8,750	5,447
Change in acquisition related contingent consideration liability	(131)	230
Deferred taxes	24,221	(202)
Excess tax expense (benefit) on stock option exercises	2,177	(286)
Stock-based compensation	11,821	10,982
Amortization of premiums on investments	2,593	2,652
Provision for excess and obsolete inventory	3,492	365
Loss related to equity method investment	1,115	2,536
Impairment of investment	4,780	—
Gain on disposal of assets	(98)	—
Changes in operating assets and liabilities:
Accounts receivable	1,050	(2,142)
Inventory	7,787	(12,553)
Prepaid expenses and other current assets	(5,400)	(4,117)
Other long-term assets	(3,586)	(363)
Accounts payable	3,580	8,524
Accrued expenses and other current liabilities	30	3,296
Accrued payroll and benefits	(1,251)	6,728
Deferred rent	1,497	(371)
Other long-term liabilities	305	942
Net cash provided by operating activities	14,768	30,079
Investing activities:
Purchases of property and equipment	(6,482)	(4,876)
Purchases of marketable securities	(93,364)	(79,719)
Sales/maturities of marketable securities	108,962	129,953
Net cash used in acquisition - Trident	—	(69,490)
Net cash used in acquisition - PLX	—	(6,874)
Net cash used in acquisition - Mobius	(13,017)	—
Net cash used in investing activities	(3,901)	(31,006)
Financing activities:
Net proceeds from the issuance of equity plan exercises	1,941	2,885
Excess tax (expense) benefit on stock option exercises	(2,177)	286
Net cash (used in) provided by financing activities	(236)	3,171
Net effect of exchange rates on cash	64	74
Net increase in cash and cash equivalents	10,695	2,318
Cash and cash equivalents at beginning of period	17,206	20,193
Cash and cash equivalents at end of period	$27,901	$22,511
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$726	$4,475

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
Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to hedge non-functional currency risks and to guarantee a minimum fixed price in local currency. Our accounting policies for derivative financial instruments are based on the criteria for designation of a hedging transaction as an accounting hedge, either as a cash flow or fair value hedge. A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from derivatives designated as fair value accounting hedges generally offset changes in the values of the hedged assets or liabilities over the life of the hedge. We recognize gains and losses on derivatives that are not currently designated as hedges for accounting purposes in earnings in other income, net. As of September 30, 2013, we had no derivative instruments designated as accounting hedges. As such, all gains and losses on derivatives for the three and nine months ended September 30, 2013 were recognized in earnings.

Revenue Recognition
Our net revenues are generated principally by sales of our semiconductor solutions products. During the three and nine months ended September 30, 2013 and 2012, product net revenues represented more than 99% of our total net revenues.
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
We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and, based on our historical experience rate, do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, we reduced net revenue by $1.3 million, $0.2 million, $1.9 million and $0.4 million, respectively, in connection with our rebate programs.
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
We maintain cash and cash equivalent accounts with Federal Deposit Insurance Corporation, or FDIC, insured financial institutions. In addition, certain of the our interest bearing collateral money market and savings accounts are each insured up to $250,000 by the FDIC. Our exposure for amounts in excess of FDIC insured limits at September 30, 2013 was $20.6 million. We have not experienced any losses in such accounts.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash, money market funds and commercial paper. We consider all highly liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.
Deferred Compensation
In June 2011, we implemented a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At September 30, 2013, we had marketable securities totaling $0.4 million related to investments in equity securities that are held in a rabbi trust under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.4 million at September 30, 2013, all of which was classified as non-current liabilities and is recorded in the unaudited condensed consolidated balance sheets under other long-term liabilities.
Marketable Securities
We account for marketable securities by determining the appropriate classification of such securities at the time of purchase and reevaluating such classification as of each balance sheet date. As of September 30, 2013, we had classified $0.5 million of bank and time deposits and $0.4 million held under our non-qualified deferred compensation plan as trading securities. Trading securities are bought and held principally for the purpose of selling in the near term and are reported at fair value, with unrealized gains and losses included in earnings. All other marketable securities were classified as available-for-sale. Cash equivalents and available-for-sale marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders' equity, net of tax. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the unaudited condensed consolidated statements of operations.
Fair Value of Financial Instruments
The carrying amounts of cash equivalents, marketable securities, trade receivables, accounts payable and other accrued liabilities approximate fair value due to their relative short-term maturities. The fair value of marketable securities was determined using the quoted market price for those securities. The carrying amounts of our capital lease obligations and other long-term liabilities approximate their fair value. The fair value of capital lease obligations was estimated based on the current interest rates available to us for debt instruments with similar terms, degrees of risk and remaining maturities.

Allowance for Doubtful Accounts
We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, we will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and our historical experience. We recorded no allowance for doubtful accounts as of September 30, 2013 and December 31, 2012.
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
We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, we recorded charges for excess and obsolete inventory of $2.6 million, $8,000, $3.5 million and $0.4 million, respectively.
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

Investment in a Privately Held Company
Through the second quarter of 2013, we had accounted for our investment in a privately held company under the equity method of accounting since we had exercised significant influence, but we did not have the elements of control that would require consolidation. The rights of the other investors were both protective and participating. Unless we were determined to be the primary beneficiary, these rights precluded us from consolidating the investment. The investment was recorded initially at cost as an investment in a privately held company, and subsequently was adjusted for equity in net income and cash contributions and distributions. As described in Note 2, during the nine months ended September 30, 2013, we recorded an impairment charge of $4.8 million relating to our investment. As of September 30, 2013, our investment in the privately held company was $0.
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
Our stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using either the Black-Scholes option pricing model for stock options or the grant date fair value of the stock on the date of the grant for restricted stock units, and is recognized as an expense over the employee's requisite service period. We have historically not granted performance based equity awards. However, in July 2013, we granted performance based equity awards which vest over a 15 month period, or earlier upon the achievement of certain milestones (see Note 3). The stock-based compensation expense attributable to awards under our 2007 Employee Stock Purchase Plan, or ESPP, was determined using the Black-Scholes option pricing model.
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
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on our financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, subject to certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of this update to ASC 740 to have a material impact on our financial position, results of operations or cash flows.

There have been no other recent accounting standards, or changes in accounting standards, during the nine months ended September 30, 2013, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

2.	Supplemental Financial Information
Marketable Securities
We have marketable securities and financial instruments that are classified as either available-for-sale or trading securities. As of September 30, 2013, our short-term investment portfolio included $0.4 million of trading securities invested in a defined set of mutual funds directed by the participants in our non-qualified deferred compensation plan. As of September 30, 2013 these securities had net unrealized gains of $57,000 and a cost basis of $0.3 million. As of September 30, 2013, our short-term investment portfolio also included $0.5 million of trading securities invested in principal and interest guaranteed bank and time deposit accounts.
The following tables summarize available-for-sale investments by security type as of September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$4,495	$—	$(1)	$4,494
Corporate notes/bonds	54,100	95	—	54,195
Total marketable securities, short-term	58,595	95	(1)	58,689
Corporate notes/bonds, long-term	71,961	21	(89)	71,893
U.S. treasury and agency notes/bonds, long-term	2,000	1	—	2,001
Total	$132,556	$117	$(90)	$132,583

	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$6,988	$11	$(1)	$6,998
Corporate notes/bonds	67,944	56	(10)	67,990
U.S. treasury and agency notes/bonds	3,000	5	—	3,005
State and municipal bonds	1,235	3	—	1,238
Total marketable securities, short-term	79,167	75	(11)	79,231
Corporate notes/bonds, long-term	71,648	146	(46)	71,748
Total	$150,815	$221	$(57)	$150,979
Realized gains on our available-for-sale securities for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012 were $41,000, $2,000, $50,000 and $13,000, respectively.
The following table summarizes the contractual maturities of our available-for-sale securities (in thousands):

As of September 30,
2013
Less than one year	$58,689
Due in one to five years	73,894
Due after five years	—
$132,583

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
Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no assets classified as Level 3 instruments. There were no transfers between different levels during the three months ended September 30, 2013.
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

The fair value measurements of our cash equivalents, marketable securities, contingent consideration and non-qualified deferred compensation plan consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements as of September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,308	$14,308	$—	$—
Short-term investments:
Commercial paper	4,494	—	4,494	—
Corporate notes/bonds	54,195	—	54,195	—
Mutual funds	407	407	—	—
Bank and time deposits	453	453	—	—
Long-term investments:
Corporate notes/bonds	71,893	—	71,893	—
U.S. treasury and agency notes/bonds	2,001	—	2,001	—
Total assets at fair value	$147,751	$15,168	$132,583	$—

Liabilities:
Employee stock-based compensation guarantees	$28	$—	$—	$28
Non-qualified deferred compensation plan	407	407	—	—
Total liabilities at fair value	$435	$407	$—	$28

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,083	$2,083	$—	$—
Short-term investments:
Commercial paper	6,998	—	6,998	—
Corporate notes/bonds	67,990	—	67,990	—
U.S. treasury and agency notes/bonds	3,005	—	3,005	—
State and municipal bonds	1,238	—	1,238	—
Mutual funds	368	368	—	—
Bank and time deposits	382	382	—	—
Long-term investments:
Corporate notes/bonds	71,748	—	71,748	—
Total assets at fair value	$153,812	$2,833	$150,979	$—

Liabilities:
Acquisition related contingent consideration	$131	$—	$—	$131
Employee stock-based compensation guarantees	152	—	—	152
Non-qualified deferred compensation plan	368	368	—	—
Total liabilities at fair value	$651	$368	$—	$283

The following table represents the change in level 3 liabilities which relate to acquisition related contingent consideration and employee stock compensation guarantees (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Acquisition related contingent consideration	Employee stock-based compensation guarantees	Total
Liability as of December 31, 2012	$131	$152	$283
Adjustments to fair value	(131)	—	(131)
Decrease in compensation expense	—	(124)	(124)
Liability as of September 30, 2013	$—	$28	$28
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
Nonrecurring Fair Value Measurements
We measure certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a non-monetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the nine months ended September 30, 2013, we determined that we had incurred an other-than-temporary impairment of our investment in a privately held company and we wrote off the remainder of the investment of approximately $4.8 million. During the nine months ended September 30, 2012, we did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Inventory
The components of inventory were as follows (in thousands):

	September 30, 2013	December 31, 2012
Work in process	$8,061	$16,353
Finished goods	7,055	10,042
Total inventory	$15,116	$26,395

Property and Equipment
Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	September 30, 2013	December 31, 2012
Office and laboratory equipment	5	$23,430	$20,629
Computer equipment	3 - 5	7,617	6,473
Furniture and fixtures	3 - 7	2,193	2,032
Leasehold improvements	Lease term	7,090	6,438
Software	1 - 3	4,663	2,913
Construction in progress		253	846
		45,246	39,331
Accumulated depreciation		(27,318)	(21,702)
Property and equipment, net		$17,928	$17,629
Depreciation and amortization expense for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012 was $2.2 million, $1.4 million, $6.3 million and $3.9 million, respectively.
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
On April 12, 2012, we completed our acquisition of assets from Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, used in or related to Trident's set-top box business, or STB business, and recognized $4.0 million of goodwill in connection with the acquisition. During the nine months ended September 30, 2013, we finalized the acquisition related hold back payments with Trident. The finalization of these amounts resulted in a decrease to goodwill of $0.7 million. As of September 30, 2013, the goodwill related to the acquisition of Trident was $3.3 million.
Intangible assets consisted of the following (in thousands):

	As of September 30, 2013
	Gross	Accumulated Amortization	Net
Developed technology	$43,475	$(12,709)	$30,766
In-process research and development	13,761	—	13,761
Total intangibles amortized to cost of net revenues	57,236	(12,709)	44,527
Customer relationships	6,800	(1,336)	5,464
Non-compete agreement	1,603	(1,107)	496
Customer backlog	2,000	(2,000)	—
Total intangibles amortized to operating expense	10,403	(4,443)	5,960
Total intangible assets	$67,639	$(17,152)	$50,487

Investment in a Privately Held Company
In September 2011, we purchased shares of convertible preferred stock in Zenverge, Inc., a privately-held, venture capital funded technology company, for a total investment cost of $10.0 million, which at the time of the investment represented a 16.3% equity interest in the company. We also entered into a strategic partnership to co-develop an integrated chip that combines our MoCA functionality with this entity's independently developed technology. As a result of our joint development arrangement with this company and the appointment of our CEO as a member of the company's board of directors, we determined that the ability to exercise significant influence over the company existed and, accordingly, we accounted for this investment following the equity method. The investment was recorded initially at cost as an investment in a privately held company and was subsequently adjusted for our equity position in net operating results and cash contributions and distributions. In addition, we recorded a charge relating to our proportionate ownership percentage of the premium paid for our investment in excess of our share of their net worth. The fair value of this premium consisted of certain intangible asset and goodwill values as determined by a valuation calculation. These intangible assets represent the excess of the book value of the privately held company as compared to the valuation of the privately held company.
During the second quarter of 2013, we gave Zenverge notice of our intent to terminate the joint development arrangement and in July 2013, our CEO resigned from the board of directors of Zenverge. As a result, we determined that the ability to exercise significant influence over Zenverge no longer existed and we no longer accounted for the investment under the equity method. As such, we no longer recognize any earnings from our investment in Zenverge.
Additionally, during the second quarter of 2013, our preferred stock investment was converted into common stock based on the terms of a financing in which Zenverge raised additional funds where we did not participate. We then reviewed the available information to determine if our investment in Zenverge's common stock had indicators of possible impairment. As a result of the liquidation preferences held by the remaining preferred stockholders, we concluded that our common stock investment did not have any value and as a result, we had incurred an other-than-temporary impairment of our investment in Zenverge; we wrote off the remainder of the investment from $4.8 million to $0 in June 2013.
For the three and nine months ended September 30, 2013, the change in the carrying value of our investment was $0 and $5.9 million, respectively, which is reflected as a decrease in our investment. As of September 30, 2013 and December 31, 2012, the carrying amount of our investment in a privately held company was $0 and $5.9 million, respectively, which is the extent of our exposure related to our investment in this entity.
Accrued Warranty
The following table presents a roll forward of our product warranty liability, which is included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets (in thousands):

Nine Months Ended September 30,
2013
Beginning balance	$448
Accruals for warranties issued during the period	134
Settlements made during the period	(21)
Change in estimated warranty rate	(445)
Expirations	(32)
Ending balance	$84
Accrued Bonuses
We maintain a discretionary management bonus plan. The potential bonus payments made under our plans are based significantly on the achievement of operational, financial and business development objectives for each calendar year. As of September 30, 2013 we believed that the achievement of our performance targets specified by the 2013 bonus plan was not probable. Therefore, as of September 30, 2013 we had no accrual for management bonuses.

Restructuring Activity
In order to rebalance our operations in an attempt to leverage synergies from our acquisitions and to refine our business operations, we have implemented two operational restructuring plans. As a result of these activities, we recorded a restructuring charge of $1.7 million in the nine months ended September 30, 2013. This plan resulted in a reduction of our personnel by 66 employees or approximately 10% of our workforce. In November 2012, we incurred a restructuring charge of $0.9 million, which resulted in a reduction of our personnel by 40 employees or approximately 6% of our workforce.
The following table presents a roll forward of our restructuring liability as of September 30, 2013, which is included within accrued payroll and benefits in the unaudited condensed consolidated balance sheets (in thousands):

Restructuring Liability - Employee Separation Expenses
Liability as of January 1, 2012	$—
Restructuring charges	897
Cash payments	(363)
Liability as of December 31, 2012	534
Restructuring charges	1,694
Cash payments	(1,985)
Liability as of September 30, 2013	$243
Deferred Compensation
We have a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At September 30, 2013, we had marketable securities totaling $0.4 million related to investments in equity securities that are held in a rabbi trust established under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.4 million at September 30, 2013, all of which was classified as a non-current liability and recorded in our unaudited condensed consolidated balance sheets under other long-term liabilities.
Purchase Commitments
We had firm purchase order commitments for the acquisition of inventory as of September 30, 2013 and December 31, 2012 of $8.3 million and $12.0 million, respectively.
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

Stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 includes compensation expense for stock-based options and awards granted subsequent to December 31, 2005, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of net revenues	$227	$217	$658	$567
Research and development	2,766	2,030	6,730	5,554
Sales and marketing	510	675	1,324	1,679
General and administrative	1,089	1,283	3,109	3,182
Total stock-based compensation expense	$4,592	$4,205	$11,821	$10,982
Equity Incentive Plans
As part of our continual evaluation of the calculation of our stock-based compensation expense, we reviewed and updated our forfeiture rate, expected term and volatility assumptions during the three and nine months ended September 30, 2013 and there was no significant impact. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. Through June 30, 2013, we used a combination of our historical experience, the contractual term and the average option term of a comparable peer group to determine the expected life of our option grants. The peer group historical term was used due to the limited trading history of our common stock. The estimated volatility incorporated historical volatility of similar entities whose share prices are publicly available. Effective July 1, 2013, we no longer incorporate peer group data in determining our expected life and volatility assumptions. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.
We granted options and other stock awards to consultants in connection with their service agreements. For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012 we recorded stock-based compensation expense related to these awards of $0, $8,000, $9,000 and $46,000, respectively. The fair value of the awards was estimated using a Black-Scholes option-pricing model.
The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected life (years)	5.4	5.2	5.3 - 5.4	5.1 - 5.2
Contractual term (years)	10.0	10.0	10.0	10.0
Risk-free interest rate	1.52%	0.76%	0.79% - 1.52%	0.76% - 1.09%
Expected volatility	89%	90%	89% - 90%	89% - 90%
Expected dividend yield	—	—	—	—
As of September 30, 2013, we estimated there were $33.2 million in total unrecognized compensation costs related to employee equity incentive agreements, which are expected to be recognized over a weighted-average period of 1.3 years.

For the three and nine months ended September 30, 2013 and 2012 the fair value of expected shares to be issued under the ESPP were estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected life (years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.08% to 0.18%	0.13% to 0.19%	0.08% to 0.19%	0.05% to 0.22%
Expected volatility	47% to 63%	64% to 84%	47% to 84%	58% to 100%
Expected dividend yield	—	—	—	—
For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012 we recorded stock-based compensation expense related to awards under the ESPP totaling $0.5 million, $0.6 million, $1.2 million and $1.8 million, respectively. As of September 30, 2013 we estimated there were $0.5 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.4 years.
Stock Options
During the three and nine months ended September 30, 2013, we granted stock options to purchase 0.2 million and 1.2 million shares of our common stock, respectively. During the three and nine months ended September 30, 2013, stock options to purchase approximately 0.1 million and 0.6 million shares of common stock were exercised, respectively. During the three and nine months ended September 30, 2013, options to purchase 0.3 million and 1.0 million shares of common stock were forfeited or expired, respectively. As of September 30, 2013, we had outstanding options to purchase approximately 10.2 million shares of common stock.
Restricted Stock Units
During the three and nine months ended September 30, 2013, 0.1 million and 1.1 million shares of our common stock vested and were released pursuant to outstanding restricted stock units, respectively. As of September 30, 2013, we had approximately 6.8 million shares of common stock subject to restricted stock units outstanding.
During the three and nine months ended September 30, 2013, 3.5 million and 5.4 million restricted stock units were granted, respectively, and 0.3 million and 0.7 million restricted stock units were forfeited, respectively. Generally, restricted stock units vest annually with a term of one year to four years from the date of the grant on the anniversary date of the grant or on a predetermined quarterly vesting date following the anniversary date of the grant. The related compensation expense of restricted stock units is being recognized ratably over the service period.

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
In connection with the completion of the Mobius transaction, certain Mobius personnel entered into employment arrangements with Entropic. On July 18, 2013 we granted restricted stock units, or RSUs, for an aggregate 3.2 million shares of common stock as long-term retention grants to certain employees of Mobius who joined Entropic. The RSUs had an estimated value of $14.0 million on the grant date. Approximately 0.9 million RSUs vest over a 15 month period, or earlier upon the achievement of certain milestones and the remaining 2.3 million RSUs vest over a 36 month period. These RSUs are being accounted for as compensation expense over the vesting periods. We currently estimate that the performance based milestones related to the 0.9 million RSUs will not be achieved prior to the 15 month service period.

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
Supplemental Pro Forma Information
The following unaudited pro forma information presents the consolidated results of operations of Entropic and Trident as if the acquisition had occurred at the beginning of the period presented, with pro forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Net revenues	$89,825	$254,697
Net income (loss)	527	(2,870)
Net income (loss) per share - basic and diluted	0.01	(0.03)

Adjustments to the supplemental pro forma combined results of operations were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Net impact of the change in amortization of intangibles	$—	$(733)
Transaction related expenses related to acquisition	183	4,484
Reorganization expenses related to Trident's bankruptcy filing	—	1,471
Adjust taxes to the blended rate after business combination	(64)	3,954
	$119	$9,176
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
In the fourth quarter of 2012 we implemented a policy to manage some of our foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short-term effect of currency fluctuations. Our policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in other income, net. We use quoted prices to value our derivative instruments. During the three and nine months ended September 30, 2013, we recorded a gain of $0.1 million and $31,000, respectively, related to these fair value hedging contracts. As of September 30, 2013, we had outstanding contracts to purchase $14.0 million of Chinese yuan, $2.8 million of Indian rupees and $1.2 million of British pounds which settle during the course of the next 12 months.

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
During the second quarter of 2013, we evaluated our net deferred income tax assets, including an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance is required. A significant negative factor in our assessment was the expectation that we may be in a three-year historical cumulative loss as of the end of the first quarter of fiscal 2014 and through the near term, as profitable quarters in the earlier years are removed from the rolling three-year calculation. After considering our recent history of losses and management's expectation of additional near-term losses, during the second quarter of 2013, we recorded a valuation allowance of approximately $26.7 million on our net deferred tax assets with a corresponding charge to our income tax provision. We continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist.
Income tax benefit for the three months ended September 30, 2013 was $0.9 million compared to an expense of $1.2 million for the three months ended September 30, 2012, or 7% and 74% of pre-tax (loss) income, respectively. The effective tax rate for the three months ended September 30, 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets in the second quarter of 2013. The effective tax rate for the three months ended September 30, 2012 was comprised of federal expense at statutory rates plus a net increase in our tax rate of 39% due to the impact of certain permanent items and reserves for uncertain tax positions. Our net state income tax rate was nominal for the three months ended September 30, 2013 and September 30, 2012 due to the impact of the California single sales factor election to calculate our tax liability.

Income tax expense for the nine months ended September 30, 2013 was $21.7 million compared to $4.2 million for the nine months ended September 30, 2012, or (67)% and 49% of pre-tax (loss) income, respectively. The effective tax rate for the nine months ended September 30, 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets in the second quarter of 2013. The effective tax rate for the nine months ended September 30, 2012 was comprised of federal expense at statutory rates plus an increase in our tax rate of 14% due to the impact of certain permanent items and reserves for uncertain tax positions. Our net state income tax rate was nominal for the nine months ended September 30, 2013 and September 30, 2012 due to the impact of the California single sales factor election to calculate our tax liability.
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
The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income—basic and diluted	$(11,935)	$408	$(54,252)	$4,474
Denominator:
Weighted average number of shares of common stock outstanding—basic	91,069	88,399	90,225	87,913
Effect of dilutive securities:
ESPP shares	—	97	—	75
Stock award common share equivalents	—	2,389	—	1,930
Weighted average number of shares of common stock outstanding—diluted	91,069	90,885	90,225	89,918
Net (loss) income per share—basic	$(0.13)	$—	$(0.60)	$0.05
Net (loss) income per share—diluted	$(0.13)	$—	$(0.60)	$0.05

For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, potentially dilutive securities covering 17.1 million, 5.8 million, 14.8 million and 6.3 million shares of our common stock, respectively, were not included in the diluted net (loss) income per share calculations because they would be antidilutive.
7.     Share Repurchase Program
In September 2013, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $30.0 million of our common stock. Purchases under this program may be made from time to time through 10b5-1 programs, open market purchases, or privately negotiated transactions. The number of shares ultimately repurchased, and the timing of the purchases, depend on market conditions, share price, and other factors. Purchases under this program may be made until September 30, 2014, however, the program may be discontinued at any time.
During the three months ended September 30, 2013, no purchases were made under this program.

8.	Significant Customer and Geographic Information
Customers
Based on direct shipments, customers that exceeded 10% of total net revenues or accounts receivable were as follows:

	Net Revenues		Net Revenues		Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,	As of December 31,
	2013	2012	2013	2012	2013	2012
Foxconn Electronics, Inc.	23%	*	17%	*	22%	*
Motorola Mobility, Inc.	*	12%	*	13%	*	11%
Wistron NeWeb Corporation	21%	20%	17%	22%	23%	29%

*	Customer accounted for less than 10% of total net revenues or accounts receivable, as applicable, for the period indicated.
Geographic Information
Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Asia	$44,620	$81,102	$171,384	$204,109
Europe	686	1,787	2,927	5,036
United States	2,246	1,378	5,644	2,388
North America, other	8,824	5,558	21,490	20,447
Total	$56,376	$89,825	$201,445	$231,980
As of September 30, 2013 and December 31, 2012, long-lived assets, which represent property, plant and equipment, net of accumulated depreciation, and lease deposits, located outside of the United States were $7.5 million and $6.3 million, respectively.

9.	Legal Matters
From time to time, we may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. There are no material outstanding claims or litigation against us at September 30, 2013.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and related notes as of and for the year ended December 31, 2012 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC on March 1, 2013.

Forward-Looking Statements
All statements included in this Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning our ability to return to profitability; our acquisitions or plans for future acquisitions; the competitive nature of the markets in which we compete and the effect of competing products and technologies; the demand for our solutions; the adoption of our technologies and the Multimedia over Coax Alliance, or MoCA, standard; the competitive nature of service providers; our dependence on manufacturers, sales representatives, distributors and other third parties; our ability to create and introduce new solutions and technologies; our ability to effectively manage our growth; our ability to successfully acquire companies or technologies that would complement our business; the ability of our contract manufacturers to produce and deliver products in a timely manner and at satisfactory prices; our ability to protect our intellectual property and avoid infringement of the intellectual property of others; our reliance on our key personnel; the effects of government regulation; our ability to obtain sufficient capital to expand our business; our ability to manage our business in the midst of a fragile economy; the cyclical nature of our industry; our ability to effectively transact business in foreign countries; and our ability to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.
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
Our products allow telecommunications carriers, cable operators, DBS ODU, over-the-air, and over-the-top, or OTT, service providers, which we collectively refer to as service providers, to enhance and expand their service offerings and reduce deployment costs in an increasingly competitive environment. Our STB SoC and Connectivity solutions are now being deployed into consumer homes to support advanced services such as multi-room DVR, HD video calling, and OTT content delivery. Our products are deployed by major Pay-TV service providers globally, including Comcast, Cox Communications, DIRECTV, DISH Network, OCN (China), Time Warner Cable, Topway (China), UPC (Netherlands) and Verizon, as well as by a number of smaller service providers.
We have extensive core competencies in video communications, networking algorithms and protocols, SoC design, embedded software, analog and high-speed mixed signal, radio frequency integrated circuit design and systems and communications. We use our considerable experience with service provider-based deployments to create solutions that address the complex requirements associated with delivering multiple streams of HD video into and throughout the home and processing those video streams for display on televisions or other devices in the home.
After making two acquisitions in 2012, we updated our brand identity in January 2013, to represent the significant shift in our overall vision, look and message. The corporate logo was modernized to reflect the newly integrated company. Under the new brand identity, we dropped "Communications" from our name in all new marketing communications programs.
Since inception, we have invested heavily in product development. We achieved profitability on an annual basis in fiscal years 2010 through 2012, with net income of $64.7 million, $26.6 million and $4.5 million, respectively. However, for the nine months ended September 30, 2013 we had a net loss of $54.3 million. In 2012, our net revenues increased to $321.7 million from $240.6 million in 2011. The increase in net revenues during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to the additional revenues generated by the STB SoC solutions that we acquired from Trident in April 2012, as well as an increase in the demand for our Connectivity solutions during the year ended December 31, 2012. Our net revenues were $201.4 million for the nine months ended September 30, 2013 compared to $232.0 million for the nine months ended September 30, 2012. The decrease in net revenues during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to a decrease in the demand for our Connectivity solutions, partially offset by additional revenues generated by the STB SoC solutions that we acquired from Trident in April 2012. As of September 30, 2013, we had an accumulated deficit of $200.4 million.
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
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	100%	100%	100%	100%
Cost of net revenues	51	51	52	48
Gross profit	49	49	48	52
Operating expenses:
Research and development	51	31	42	30
Sales and marketing	11	8	9	8
General and administrative	10	6	9	8
Amortization of intangibles	1	1	1	1
Restructuring charges	—	—	1	—
Total operating expenses	73	46	62	47
Income (loss) from operations	(24)	3	(14)	5
Loss related to equity method investment	—	(1)	(1)	(1)
Impairment of investment	—	—	(2)	—
Other income, net	1	—	1	—
Income (loss) before income taxes	(23)	2	(16)	4
Income tax (benefit) provision	(2)	1	11	2
Net (loss) income	(21)%	1%	(27)%	2%
Comparison of Three and Nine Months Ended September 30, 2013 and 2012
(Tables presented in thousands, except percentage amounts)
Net Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Net revenues	$56,376	$89,825	(37)%	$201,445	$231,980	(13)%
Our net revenues for the three months ended September 30, 2013 were $56.4 million compared to net revenues of $89.8 million during the same period in 2012, a decrease of $33.4 million or 37%. Our net revenues for the nine months ended September 30, 2013 were $201.4 million compared to net revenues of $232.0 million during the same period in 2012, a decrease of $30.6 million or 13%. The decrease in net revenues during the three months ended September 30, 2013 compared to the same period ended September 30, 2012 was due to a decrease in the demand for both our Connectivity and STB SoC solutions during this period. The decrease in net revenues during the nine months ended September 30, 2013 compared to the same period ended September 30, 2012 was primarily due to a decrease in the demand for our Connectivity solutions during this period, partially offset by additional revenues from the STB SoC solutions that we acquired from Trident in April 2012.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Gross profit	$27,513	$44,047	(38)%	$96,608	$120,094	(20)%
% of net revenues	49%	49%		48%	52%
Gross profit for the three months ended September 30, 2013 was $27.5 million, a decrease of $16.5 million, or 38%, from gross profit of $44.0 million during the same period in 2012. The decrease in gross profit during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was due to lower revenues associated with both our Connectivity and STB SoC solutions, partially offset by a positive impact from lower unit costs of our Connectivity solutions, principally as a result of more favorable manufacturing costs.
Gross profit for the nine months ended September 30, 2013 was $96.6 million, a decrease of $23.5 million, or 20%, from gross profit of $120.1 million during the same period in 2012. The decrease in gross profit during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was due to sales of lower margin products associated with the STB business acquired from Trident in April 2012, as well as an overall decrease in the sales of higher margin Connectivity solutions, partially offset by a positive impact from lower unit costs of our Connectivity solutions, principally as a result of more favorable manufacturing costs.
As a result of our acquisition of the STB business from Trident in April 2012, during the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, we recorded amortization expense of $2.4 million, $2.0 million, $6.9 million and $3.8 million, respectively, relating to certain intangible assets acquired. This expense negatively impacted gross margins by approximately 4%, 2%, 3% and 2% during the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, respectively.
Cost of net revenues for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012 included a net increase in the reserve for excess and obsolete inventory of $2.6 million, $8,000, $3.5 million and $0.4 million, respectively.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Research and development	$28,510	$28,072	2%	$84,914	$69,214	23%
% of net revenues	51%	31%		42%	30%
Research and development expenses increased by $0.4 million, or 2%, to $28.5 million during the three months ended September 30, 2013 from $28.1 million during the same period in 2012. This increase was due to an increase of $0.5 million in development tool costs, supply costs and outside service costs during the three months ended September 30, 2013 compared to the same period in 2012. In addition, personnel costs increased by $0.4 million due to an increase in stock-based compensation expense of $0.7 million, offset by a decrease in personnel compensation expense of $0.3 million due to a 14% headcount decrease in the number of employees engaged in research and development activities during the three months ended September 30, 2013 compared to the same period in 2012. These increases were partially offset by an overall decrease in facility costs and overhead allocation expenses of $0.5 million as a result of our decreased headcount during the three months ended September 30, 2013 compared to the same period in 2012.
Research and development expenses increased by $15.7 million, or 23%, to $84.9 million during the nine months ended September 30, 2013 from $69.2 million during the same period in 2012. This increase was due to increased personnel costs of $8.0 million (of which $1.2 million was due to stock-based compensation) which were due to a 15% average headcount increase in the number of employees engaged in research and development activities during the nine months ended September 30, 2013 as compared to the same period in 2012, which was due to our acquisition of the STB business from Trident in April 2012. In addition, there was an overall increase in development tool costs, supply costs and outside service costs of $4.6 million during the nine months ended September 30, 2013 compared to the same period in 2012, which was driven by increased research and development activities associated with our acquisition of the STB business. The remaining increase of $3.1 million was due to an increase in facility costs and overhead allocation expenses as a result of our increased headcount during the nine months ended September 30, 2013 compared to the same period in 2012.
Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Sales and marketing	$6,137	$6,966	(12)%	$18,609	$18,986	(2)%
% of net revenues	11%	8%		9%	8%
Sales and marketing expenses decreased by $0.9 million, or 12%, to $6.1 million during the three months ended September 30, 2013 from $7.0 million during the same period in 2012. The decrease was due to decreased personnel costs of $1.0 million which were due to a 21% headcount reduction in the number of employees engaged in sales and marketing activities, as well as an overall decrease in variable compensation costs during the three months ended September 30, 2013 as compared to the same period in 2012. Costs associated with general customer support, marketing and trade show related activities decreased by $0.1 million during the three months ended September 30, 2013 as compared to the same period in 2012. These decreases were partially offset by an increase in overhead allocations of $0.2 million during the three months ended September 30, 2013 compared to the same period in 2012.
Sales and marketing expenses decreased by $0.4 million, or 2%, to $18.6 million during the nine months ended September 30, 2013 from $19.0 million during the same period in 2012. The decrease was due to decreased personnel costs of $1.0 million, of which $0.4 million was due to a reduction in stock-based compensation expense and the remainder was due to a decrease in variable compensation costs during the nine months ended September 30, 2013 as compared to the same period in 2012. This decrease was partially offset by an increase in overhead allocations of $0.6 million during the nine months ended September 30, 2013 compared to the same period in 2012.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
General and administrative	$5,751	$5,718	1%	$17,290	$19,592	(12)%
% of net revenues	10%	6%		9%	8%
General and administrative expenses were consistent at approximately $5.8 million during the three months ended September 30, 2013 as compared to the same period in 2012. Personnel costs decreased by $0.6 million, of which $0.2 million was due to a reduction in stock-based compensation expense and the remainder of the decrease was due to an overall decrease in variable compensation costs during the three months ended September 30, 2013 as compared to the same period in 2012. Transaction related costs associated with our acquisition of the STB business from Trident were $0.2 million during the three months ended September 30, 2012. There were no such expenses during the three months ended September 30, 2013. These decreases were offset by an increase of $0.6 million in outside service and consulting costs and a $0.2 million increase in facility costs and overhead allocation expenses during the three months ended September 30, 2013 as compared to the same period in 2012.
General and administrative expenses decreased by $2.3 million, or 12%, to $17.3 million during the nine months ended September 30, 2013 from $19.6 million during the same period in 2012. The decrease was due to a decrease of $4.2 million in transaction related costs associated with our acquisition of the STB business from Trident during the nine months ended September 30, 2012, which we did not incur during the nine months ended September 30, 2013. Personnel costs decreased by approximately $0.2 million, of which $0.1 million was due to a reduction in stock-based compensation expense and the remainder was due to an overall decrease in variable compensation costs during the nine months ended September 30, 2013 as compared to the same period in 2012. This decrease was partially offset by an increase in outside service and consulting costs of $1.5 million and an increase of $0.6 million related to facility costs and overhead allocation expenses during the nine months ended September 30, 2013 as compared to the same period in 2012.
Loss related to equity method investment
During the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, we recorded expense of $0, $0.8 million, $1.1 million and $2.5 million, respectively, related to our investment in a privately held entity which is accounted for under the equity method of accounting. Under the equity method of accounting, the change in the carrying value of our investment in the privately held entity is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). The change in the value of the investment is comprised of our proportionate share of the private company's losses plus a charge relating to the amortization of the intangible asset associated with the premium paid on our investment. Since our investment in a privately held entity was fully impaired during the second quarter of 2013, no further expenses were recorded during the three months ended September 30, 2013.
Other income, net
Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was $0.5 million during the three months ended September 30, 2013 compared to $31,000 during the same period in 2012. For the three months ended September 30, 2013, in addition to interest income of $0.3 million, other income, net also included a gain of $0.2 million related to the fair value of outstanding hedging contracts.
Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was $1.1 million during the nine months ended September 30, 2013 compared to $0.6 million during the same period in 2012. For the nine months ended September 30, 2013, in addition to interest income of $0.8 million, other income, net also included a gain of $0.1 million related to fair value reassessment of the PLX contingent consideration milestone payment, a gain of $0.1 million related to the disposal of property and equipment and a gain of $0.1 million related to the fair value of outstanding hedging contracts.

Impairment of investment
During the nine months ended September 30, 2013, we recorded an impairment charge of $4.8 million against the carrying value of our investment balance in privately held Zenverge, a venture capital funded technology company. This impairment charge represents a full write down of the carrying value of our preferred stock investment, which had been converted into common stock based on the terms of a financing in which Zenverge raised additional funds where we did not participate. The impairment charge was recorded during the second quarter of 2013 as we had determined that our investment in Zenverge had incurred an other-than-temporary impairment.
Income taxes
During the second quarter of 2013, we evaluated our net deferred income tax assets, including an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance is required. A significant negative factor in our assessment was the expectation that we may be in a three-year historical cumulative loss as of the end of the first quarter of fiscal 2014 and through the near term, as profitable quarters in the earlier years are removed from the rolling three-year calculation. After considering our recent history of losses and management's expectation of additional near-term losses, during the second quarter of 2013, we recorded a valuation allowance of approximately $26.7 million on our net deferred tax assets with a corresponding charge to our income tax provision. We continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist.
Income tax benefit for the three months ended September 30, 2013 was $0.9 million compared to an expense of $1.2 million for the three months ended September 30, 2012, or 7% and 74% of pre-tax (loss) income, respectively. The effective tax rate for the three months ended September 30, 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets in the second quarter of 2013. The effective tax rate for the three months ended September 30, 2012 was comprised of federal expense at statutory rates plus a net increase in our tax rate of 39% due to the impact of certain permanent items and reserves for uncertain tax positions. Our net state income tax rate was nominal for the three months ended September 30, 2013 and September 30, 2012 due to the impact of the California single sales factor election to calculate our tax liability.
Income tax expense for the nine months ended September 30, 2013 was $21.7 million compared to $4.2 million for the nine months ended September 30, 2012, or (67)% and 49% of pre-tax (loss) income, respectively. The effective tax rate for the nine months ended September 30, 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets in the second quarter of 2013. The effective tax rate for the nine months ended September 30, 2012 was comprised of federal expense at statutory rates plus an increase in our tax rate of 14% due to the impact of certain permanent items and reserves for uncertain tax positions. Our net state income tax rate was nominal for the nine months ended September 30, 2013 and September 30, 2012 due to the impact of the California single sales factor election to calculate our tax liability.
Liquidity and Capital Resources
As of September 30, 2013 and December 31, 2012, we had cash, cash equivalents and investments of $161.3 million and $168.9 million, respectively. At September 30, 2013 and December 31, 2012, we had $6.4 million and $5.4 million, respectively, of cash, cash equivalents and investments which were held outside of the United States. The cash held outside the United States was needed to meet local working capital requirements for our foreign subsidiaries and is considered permanently reinvested in the applicable foreign subsidiary.
In April 2012, we completed our acquisition of the STB business from Trident for a total purchase price of $74.1 million. The purchase price included working capital assets of $24.4 million ($10.7 million above the agreed upon target working capital balance) and assumed employee liabilities of $2.3 million.
In July 2012, we acquired specific direct broadcast satellite intellectual property and corresponding technologies from PLX. The purchased assets relate to the design and development of a digital channel stacking switch semiconductor product. The purchase price included a one-time licensing fee for intellectual property which is related to the acquired assets. The total consideration for the net assets and the licensing fee is up to $11.9 million, consisting of an initial cash payment of $6.9 million, which was paid to PLX in July 2012. The additional consideration of up to $5.0 million is payable upon the achievement of a technical product development milestone and a license approval milestone. In November 2012 we agreed to settle the first milestone and $3.4 million of additional consideration was paid.

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
In September 2013, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $30.0 million of our common stock. Purchases under this program may be made from time to time through 10b5-1 programs, open market purchases, or privately negotiated transactions. The number of shares ultimately repurchased, and the timing of the purchases, depend on market conditions, share price, and other factors. Purchases under this program may be made until September 30, 2014, however, the program may be discontinued at any time. During the three months ended September 30, 2013, no purchases were made under this program.
The following table shows our cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$14,768	$30,079
Net cash used in investing activities	(3,901)	(31,006)
Net cash (used in) provided by financing activities	(236)	3,171
Net effect of exchange rates on cash	64	74
Net increase in cash and cash equivalents	$10,695	$2,318
Cash Flows from Operating Activities
Net cash provided by operating activities was $14.8 million for the nine months ended September 30, 2013. Sources of cash provided by operating activities included non-cash charges of $11.8 million in stock-based compensation expenses, amortization of intangible assets of $8.8 million, depreciation and amortization expense of $6.3 million, impairment of investment of $4.8 million, a reserve for excess and obsolete inventory of $3.5 million, amortization of premiums on marketable securities of $2.6 million, loss related to equity method investment of $1.1 million, changes in deferred taxes of $24.2 million primarily due to the establishment of the valuation allowance against our net federal deferred tax assets and an excess tax expense from share-based payment arrangements of $2.2 million, offset by a net loss of $54.3 million and the change in acquisition related contingent consideration liability of $0.1 million. Cash provided by working capital changes was $4.0 million, which included a decrease in our inventory balances of $7.8 million, an increase in our accounts payable balance of $3.6 million, a decrease in our accounts receivable balance of $1.1 million and an increase of $0.6 million in accrued expenses and other liabilities. These working capital sources of cash were partially offset by working capital uses of cash including an increase in long-term assets of $3.6 million and an increase in prepaid expenses and other current assets of $5.4 million.
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

Cash Flows from Investing Activities
Net cash used in investing activities was $3.9 million for the nine months ended September 30, 2013 due to cash payments in connection with our acquisition of intellectual property assets from Mobius of $13.0 million, purchases of available-for-sale securities of $93.4 million and purchases of property and equipment of $6.5 million. Cash used in investing activities was partially offset by proceeds from sales and maturities of available-for-sale securities of $109.0 million.
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
Cash Flows from Financing Activities
Net cash used by financing activities was $0.2 million for the nine months ended September 30, 2013, due to $2.2 million of excess tax expense from share-based payment arrangements, offset by proceeds from the issuance of common stock in connection with stock option exercises of $1.9 million.
Net cash provided by financing activities was $3.2 million for the nine months ended September 30, 2012, due to proceeds from the issuance of common stock in connection with stock option exercises of $2.9 million and $0.3 million of excess tax benefits from share-based payment arrangements.
We believe that our cash, cash equivalents and investments of $161.3 million as of September 30, 2013, will be sufficient to fund our projected operating requirements for at least the next 12 months.
We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies.
Indemnities
In the ordinary course of business, we have entered into agreements that include indemnity provisions with certain customers. Based on historical experience and information known as of September 30, 2013, we have not recorded any indemnity obligations.
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

Recent Accounting Standards
In February 2013, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on our financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, subject to certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of this update to ASC 740 to have a material impact on our financial position, results of operations or cash flows.
There have been no other recent accounting standards or changes in accounting standards during the nine months ended September 30, 2013, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
Our sales have been historically denominated in U.S. dollars and an increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could materially affect the demand of our products by non-U.S. customers, leading to a reduction in orders placed by these customers, which would adversely affect our business. However, we are exposed to foreign currency exchange rate risks inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The most significant currencies other than the U.S. dollar to our operations for the nine months ended September 30, 2013 were the Chinese yuan, the British pound, the Taiwanese dollar, the Indian rupee, the Israeli shekel and the South Korean won. We have established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements. Our foreign currency risk management program includes foreign currency derivatives that utilize foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. The fair value of these contracts is reflected as other assets or other liabilities and the change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income, net to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded in other income, net.
At September 30, 2013, we had foreign currency forward contracts in place that amounted to a net purchase in U.S. dollar equivalent of $18.0 million to partially hedge our expected future expenses related to funding our China, India and UK operations costs. The maturities of these contracts were less than 12 months. Relative to foreign currency exposures existing at September 30, 2013, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would expose us to $1.9 million in losses in earnings or cash flows.
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
At September 30, 2013, we had $161.3 million in cash, cash equivalents and investments, all of which were stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of the $27.9 million of cash and cash equivalents held as of September 30, 2013, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the fair value of the $132.6 million of our investments by $1.4 million.

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
In connection with our acquisition of the STB business from Trident, we implemented a new Enterprise Resource Planning, or ERP, system on a company-wide basis. An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting. In connection with this ERP system implementation, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that these ERP system implementations will have an adverse effect on our internal control over financial reporting.
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
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business
We have had net operating losses for most of the time we have been in existence, had an accumulated deficit of $200.4 million as of September 30, 2013 and we are unable to predict if or when we will return to profitability.*
We were incorporated in 2001, did not commence shipping production quantities of our home networking, high-speed broadband access and direct broadcast satellite outdoor unit, or DBS ODU, and collectively, our Connectivity solutions, until December 2004 and only became profitable on an annual basis for the first time in 2010. Additionally, in 2012 we acquired the assets comprising our set-top box, or STB, system-on-a-chip, or SoC, solutions from Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, and the integration of those assets into our legacy operations is still in progress. Consequently, any predictions about future performance of our going forward operations may not be as accurate as they could be if we had a longer history of successfully commercializing our Connectivity solutions and the more recently acquired STB SoC solutions, and of profitable operations. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.
For the years ended December 31, 2012, 2011 and 2010, we generated net income of $4.5 million, $26.6 million and $64.7 million, respectively. Although we were profitable on an annual basis in those three years, we were not profitable on an annual basis prior to 2010, and we have incurred substantial net losses since our inception. As of September 30, 2013, we had an accumulated deficit of $200.4 million. Despite our recent profitability on an annual basis, during the nine months ended September 30, 2013 we incurred a net loss of $54.3 million and we expect to incur additional operating losses as we develop our STB SoC and Connectivity solutions and expand our business. Prior to our acquisition of the STB SoC assets from Trident, the STB business of Trident was not profitable and unless or until we are able to make the STB business profitable, it will negatively impact our overall profitability going forward. In addition, the costs associated with integrating the STB business and other acquisitions into our existing operations could impair our financial condition and results of operations.
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

•
the necessity of investing substantially more time and financial resources in the growth and development of the STB business, or in integrating the STB business with our existing operations, resulting in increased costs and demands on management and time which could otherwise be devoted to more profitable activities;

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

Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we currently face, or in the future expect to face, competition from companies such as Broadcom Corporation, STMicroelectronics N.V., or STMicro, Sigma Designs, Inc., MStar Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., MaxLinear, Inc., or MaxLinear, Qualcomm Incorporated, Lantiq Deutschland GmbH and Vixs Systems, Inc., in the sale of MoCA compliant chipsets and technology, and from companies such as Broadcom, NXP Semiconductors N.V., MaxLinear and STMicro, in the sale of DBS ODU products and from companies such as Broadcom, STMicro, MediaTek Inc., MStar Semiconductor, Inc., Sigma Designs, Inc., Marvell, AMlogic, Abilis, Intel, Qualcomm, HiSilicon Technologies and Vixs in the sale of STB SoCs, and other STB solutions. Consolidation by industry participants could result in competitors with further increased market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which would allow them to compete more effectively against us. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge and could acquire significant market share. Further, our current and potential competitors may also enter into licensing arrangements with third parties with respect to MoCA chipsets or other technology on licensing terms that are more favorable than the licensing terms that we would be able to offer through the direct licensing of our MoCA chipsets and other technology to such third parties. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop solutions or technologies that cause our solutions and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.
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
We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*
We derive a substantial portion of our revenues from a limited number of customers. For example, for the year ended December 31, 2012, Wistron and Motorola accounted for 21% and 13% of our net revenues, respectively; for the year ended December 31, 2011, Wistron and Motorola accounted for 25% and 17% of our net revenues, respectively; and for the year ended December 31, 2010, Wistron and Motorola accounted for 21% and 17% of our net revenues, respectively. More recently, during the nine months ended September 30, 2013, Foxconn and Wistron each accounted for approximately 17% of our net revenues. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to sell our solutions to our existing and prospective large customers.
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
If we fail to develop and introduce new or enhanced solutions on a timely basis, our ability to attract and retain customers could be impaired, and our competitive position may be harmed.*
The industries in which we compete are volatile and highly competitive. In order to compete effectively, we must continually introduce new products or enhance existing products and accurately anticipate customer requirements for new and upgraded products. The introduction of new products by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our existing or future solutions obsolete. Our failure to anticipate or timely develop new or enhanced solutions or technologies in response to technological shifts or changes in customer requirements could result in decreased revenues and an increase in design wins by our competitors.

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

If the market for HD video and other multimedia content delivery solutions does not continue to develop as we anticipate, our revenues may decline or fail to grow, which would adversely affect our operating results.*
We derive, and expect to continue to derive for the foreseeable future, a significant portion of our revenues from sales of our Connectivity solutions based on the MoCA standard. The market for multimedia content delivery solutions based on the MoCA standard is relatively new, still evolving and difficult to predict. Currently, the growth of the MoCA-based multimedia content delivery market is largely driven by the adoption and deployment of existing and future generations of the technology by service providers, ODMs and OEMs and, to a lesser extent, by consumer adoption of such technology which is dependent on upgrades from standard definition television services to high-definition television services, or HD services, and on the availability of over-the-top, or OTT, services that directly deliver Internet video content into the home. It is difficult to predict whether the MoCA standard will continue to achieve and sustain high levels of demand and market acceptance by service providers or consumers, the rate at which consumers will upgrade to HD services, whether the availability of OTT services will continue to grow or whether consumers beyond the early technology adopters will embrace OTT services in increasing numbers, if at all. Even if MoCA solutions continue to proliferate, it is difficult to anticipate the specifications and features that service providers will require for MoCA-based products purchased for their deployments. Failure to accurately make such predictions may have a material adverse effect on revenue and expense projections. Even if products incorporating our MoCA solutions are ultimately selected by service providers, the timing and speed of deployments of such products by service providers are subject to variables outside of our control which make it difficult to accurately predict revenues for any given period.
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
Many of these same market dynamics apply to advanced STB SoCs which we acquired when we purchased the STB business of Trident. For example, some of our STB solutions use Google's Android operating system, which allows third party applications and other advanced features to be deployed by service providers. The market for such advanced STB features is relatively new, still evolving and difficult to predict. The future success of our STB solutions may depend on the adoption and deployment of advanced STB features by service providers and the availability of OTT services that deliver Internet video content into the home. As with our Connectivity solutions, it is difficult to predict the levels of demand and market acceptance of advanced STB solutions, and therefore, if may be difficult to predict future revenues and our investment return from STB solutions that offer advanced features.

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

•	changes in demand for our solutions or products offered by service providers and our customers;

•	the timing and amount of orders, especially from significant service providers and customers;

•	the seasonal nature of the sales of products that incorporate our solutions by certain service providers which may affect the timing of orders for our solutions;

•	the level and timing of capital spending of service providers, both in the United States and in international markets;

•	competitive market conditions, including pricing actions by us or our competitors;

•	adverse market perception of our products or their features;

•	any delay in the development, certification or adoption associated with new MoCA standards by the alliance, OEMs or service providers;

•	any cut backs or delayed deployments of products that include our solutions by service providers;

•	our unpredictable and lengthy sales cycles;

•	the mix of solutions and solution configurations sold;

•	our ability to successfully define, design and release new solutions on a timely basis that meet customers’ or service providers’ needs;

•
costs related to acquisitions of complementary products, technologies or businesses, including costs associated with our 2012 acquisitions of the STB business of Trident and broadcast satellite intellectual property and corresponding technologies from PLX and our recent 2013 acquisition of assets from Mobius, Inc.;

•	new solution introductions and enhancements, or the market anticipation of new solutions and enhancements, by us or our competitors;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and the effect of our use of inventory “hubbing” arrangements;

•	unexpected changes in our operating expenses;

•	general economic conditions and political conditions in the countries where we operate or our solutions are sold or used;

•	our ability to attain and maintain production volumes and quality levels for our solutions, including adequate allocation of wafer, assembly and test capacity for our solutions by our subcontractors;

•	our customers’ ability to obtain other components needed to manufacture their products;

•	the cost and availability of components and raw materials used in our solutions, including, without limitation, the price of gold and copper;

•	changes in manufacturing costs, including wafer, test and assembly costs, manufacturing yields and solution quality and reliability;

•	productivity of our sales and marketing force;

•
long, engineering-intensive product development and testing cycles, including expensive third-party "tape-out" costs required to bring parts to production, which make it difficult to quickly adjust expenses in response to changes in revenue or revenue outlook;

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
Our joint development and technology licensing arrangements with customers, companies that we have investments in and other third parties may not be successful.*
We have entered into joint development, product collaboration and technology licensing arrangements with customers, companies we have investments in and other third parties, and we expect to enter into new arrangements of these kinds from time to time in the future. Currently we have investments in, and various obligations and commitments to, third parties related to these arrangements. Such arrangements can magnify several risks for us, including loss of control over the development and development timeline of jointly developed products. Accordingly, we face increased risk that our joint development activities may result in products that are not commercially successful or that are not available in a timely fashion. In addition, any third party with whom we enter into a joint development, product collaboration or technology licensing arrangement may fail to commit sufficient resources to the project, change its policies or priorities and abandon or fail to perform its obligations related to the collaboration. The failure to timely develop commercially successful products through our joint development activities as a result of any of these and other challenges could have a material adverse effect on our business, results of operations, and financial condition. For example, we recently terminated our development agreement with Zenverge prior to any products becoming available from our joint development activities.
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

•
the acquisition of a partner with which we have a joint venture, investment or strategic relationship by an unaffiliated third party that either delays or jeopardizes the original intent of the partnering relationship or investment;

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

•
the need to use a significant portion of our available cash or issue additional equity securities that would dilute the then-current stockholders’ percentage ownership in connection with any such transaction, or make unanticipated follow-on investments or incur substantial debt or contingent liabilities in an effort to preserve value in the initial transaction;

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
Our solution development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*
Our solution development efforts require substantial research and development expense. Our research and development expense was $84.9 million and $69.2 million for the nine months ended September 30, 2013 and 2012, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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
We have limited control over the indirect channels of distribution we utilize, which makes it difficult to accurately forecast orders and could result in the loss of certain sales opportunities.*
A portion of our revenue is realized through independent resellers and distributors that are not under our control. For the year ended December 31, 2012, 5% of our net revenues were through these entities. For the nine months ended September 30, 2013, 3% of our net revenues were through these entities. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. Our revenues could be adversely affected if our relationships with resellers or distributors were to deteriorate or if the financial condition of one or more significant resellers or distributors were to decline. In addition, as our business grows, there may be an increased reliance on indirect channels of distribution. There can be no assurance that we will be successful in maintaining or expanding these indirect channels of distribution. This uncertainty could result in the loss of certain sales opportunities. Furthermore, our reliance on indirect channels of distribution may reduce visibility with respect to future business opportunities, thereby making it more difficult to accurately forecast orders. Further, we use the “sell-through” accounting policy model which recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. Because we use the “sell-through” methodology, we may have variability in our revenue from quarter to quarter.

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
Our ability to accurately predict revenues and inventory needs, and to effectively manage inventory levels, may be adversely impacted due to our use of inventory “hubbing” arrangements.*
We are party to inventory “hubbing” arrangements with Motorola and Cisco and we may enter into similar arrangements with other customers in the future. Pursuant to these arrangements, we ship our solutions to a designated third-party warehouse, or hub, rather than shipping them directly to the customer. The solutions generally remain in the hub until the customer removes them for incorporation into its own products. In the absence of any hubbing arrangement, we generally recognize revenues on sales of our solutions upon shipment of those solutions to the buyer. Under a hubbing arrangement, however, we maintain ownership of our solutions in the hub, and therefore do not recognize the related revenue until the date our customer removes them from the hub. As a result, our ability to accurately predict future revenues recognized from sales to customers with which we implement hubbing arrangements may be impaired, and we may experience significant fluctuations in our quarterly operating results depending on when such customers remove our solutions from the hub, which they may do with little or no lead time. In the short term, we may experience an increase in operating expenses as we build and ship inventory to the hub and will not recognize revenues from sales of this inventory, if at all, until such customers remove it from the hub at a later time. Furthermore, because we continue to own but do not maintain control over our solutions after they are shipped to the hub, our ability to effectively manage inventory levels may be impaired as our shipments under the hubbing arrangement increase and we may be exposed to additional risk that the inventory in the hub becomes obsolete before sales are recognized.

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
We do not own or operate a manufacturing, assembly or test facility for our solutions. Rather, we outsource the manufacture, assembly and testing of our solutions to third-party subcontractors including Taiwan Semiconductor Manufacturing Company, Ltd., Jazz Semiconductor, Inc. (a wholly owned subsidiary of Tower Semiconductor, Inc.), Amkor Technologies, Inc., Advance Semiconductor Engineering Group and Giga Solution Tech. Co., Ltd. Further, the STB business acquired from Trident in 2012 relies heavily on NXP to manufacturer certain STB solutions. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality solutions on time. Our reliance on sole or limited suppliers involves several risks, including susceptibility to increased manufacturing costs if competition for foundry capacity intensifies and reduced control over the following:

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
Our implementation of a new enterprise resource planning, or ERP, system could cause disruption to our operations.*
We are in the process of transitioning to a new ERP system. If the implementation of the ERP system does not proceed as expected, it could impede our ability to manufacture products, order materials, generate management reports, invoice customers, and comply with laws and regulations. Any of these types of disruptions could have a material adverse effect on our net sales and profitability.
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

New rules related to conflict minerals disclosure could negatively impact our business.*
The SEC recently adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements will impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed.
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
Changes in valuation allowance of deferred tax assets may affect our future operating results.
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
Risks Related to International Operations
A significant portion of our revenue comes from our international customers, most of our products are manufactured overseas and a significant portion of our employees live and work outside the United States. As a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*
We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised 97% and 99% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively. In addition, most of our products are manufactured overseas and a significant portion of our labor force is outside the United States. Our international presence has significantly increased as a result of our acquisition of the STB business from Trident and as a result our exposure to the risks of international business activities has increased. Certain of these risks, include:

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

•	the sustainability of an active trading market for our common stock;

•	future sales of our common stock by our executive officers, directors and significant stockholders;

•	announcements of mergers or acquisition transactions;

•	market acceptance and understanding of our acquisitions;

•	announcements of technical innovations, new products or design wins by our competitors or customers;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•	changes in accounting principles.
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
Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*
As of September 30, 2013, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 17.8% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Recent Sales of Unregistered Securities
The following sets forth information regarding all unregistered securities of the Company that were sold during the three months ended September 30, 2013:

(1)
As of June 30, 2013, options to purchase up to 665,955 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the three months ended September 30, 2013, none of these options were canceled without being exercised and options to purchase 32,383 shares of common stock were exercised at a weighted average exercise price of $2.08 per share. As of September 30, 2013, options to purchase up to 633,572 shares of our common stock remained outstanding under the 2001 Plan.

(2)
As of June 30, 2013, options to purchase up to 159,674 shares of our common stock were outstanding under our RF Magic, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the three months ended September 30, 2013, 18,688 of these options were canceled without being exercised and options to purchase 6,190 shares of common stock were exercised at a weighted average exercise price of $0.43 per share. As of September 30, 2013, options to purchase up to 134,796 shares of our common stock remained outstanding under the RF Magic Plan.

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

ENTROPIC COMMUNICATIONS, INC.

By:	/S/ David Lyle
David Lyle Duly Authorized Officer and Principal Financial Officer

Date:	November 5, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Form of Common Stock Certificate of the Registrant.
10.1*	Amended Office Lease dated October 16, 2013 by and between the Registrant and Kilroy Realty, L.P.
10.2 (2)	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.
31.1*	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2013.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.