Form 10-K
period 2013-12-31
ENTROPIC COMMUNICATIONS INC
filed 2014-02-24
CIK 1227930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $382.9 million based on the closing price of the registrant’s common stock on The NASDAQ Global Market of $4.27 per share on June 28, 2013.
There were 92,000,497 shares of the registrant’s common stock issued and outstanding as of February 14, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the registrant’s 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2013.

ENTROPIC COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Entropic, Entropic Communications, c.LINK®, RF Magic and our logo are among the trademarks of Entropic Communications, Inc. and/or its affiliates in the United States and certain foreign countries. Any other trademarks or trade names mentioned are the property of their respective owners.

FORWARD-LOOKING STATEMENTS
All statements included in this Annual Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning our ability to return to profitability; the competitive nature of the markets in which we compete and the effect of competing products and technologies; the demand for our solutions; the adoption of our technologies and the Multimedia over Coax Alliance, or MoCA, standard; the competitive nature of service providers; our dependence on manufacturers, sales representatives, distributors and other third parties; our ability to create and introduce new solutions and technologies; our ability to effectively manage our growth; our ability to successfully acquire and integrate companies or technologies that would complement our business; the ability of our contract manufacturers to produce and deliver products in a timely manner and at satisfactory prices; our ability to protect our intellectual property and avoid infringement of the intellectual property of others; our reliance on our key personnel; the effects of government regulation; our ability to obtain sufficient capital to expand our business; our ability to manage our business in the midst of a fragile economy; the cyclical nature of our industry; our ability to effectively transact business in foreign countries; and our ability to maintain effective internal control over financial reporting.
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

PART 1

Item 1.	Business
Overview
Entropic is a world leader in semiconductor solutions for the connected home. We transform how traditional HDTV broadcast and Internet protocol, or IP,-based streaming video content is seamlessly, reliably, and securely delivered, processed, and distributed into and throughout the home. Our next-generation Set-top Box, or STB, System-on-a-Chip, or SoC, and home connectivity, or Connectivity, solutions enable global Pay-TV operators to offer consumers more captivating whole-home entertainment experiences by evolving the way digital entertainment is delivered, connected and consumed - in the home and on the go.
We are recognized as the only pure-play platform semiconductor company in connected home entertainment. Our platform semiconductor solutions provide a unified vision for how our core silicon and software can be leveraged in reference hardware and software coupled with middleware and applications to enhance consumers' overall digital entertainment experiences. Our platform solutions power next-generation TV engagement experiences by:

•	Reliably delivering broadcast and IP content into the home with our end-to-end Satellite and Broadband Access solutions;

•	Seamlessly connecting digital entertainment to consumer devices throughout the home via a dependable MoCA® (Multimedia over Coax Alliance) backbone; and

•	Ensuring consumers can securely consume or watch rich digital entertainment with our advanced, open standards-based media processing SoC solutions.
Our platform is at the heart of the digital entertainment ecosystem - connecting technologies, applications, services and people. Looking specifically at products, we offer a diverse portfolio of STB, SoC and Connectivity solutions that include the following:

•
STB SoC Solutions: We added STB SoC solutions to our product offering in April 2012, when we completed the acquisition of assets related to the STB business of Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident. The STB product portfolio is composed of a comprehensive suite of digital STB components and system solutions for the worldwide satellite, terrestrial, cable and IP television, or IPTV, markets. Our STB products primarily consist of STB SoCs, but also include Data over Cable Service Interface Specifications, or DOCSIS, modems, interface devices and media processors. In addition to traditional standard-definition, or SD, STBs and advanced high-definition, or HD, STBs, many of these products feature ARM ® application processor-based SoCs that have been optimized for leading Web technologies.

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

◦
High-speed broadband access solutions which use coaxial cable infrastructure to deliver “last few hundred meter” connectivity for high-speed broadband access to single-family homes and multiple dwelling units; and

◦
Direct Broadcast Satellite outdoor unit, or DBS ODU, solutions which consist of our band translation switch, or BTS, and channel stacking switch, or CSS, products which simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable. Our DBS ODU offerings also provide an accelerated roadmap for our digital channel stacking switch, or dCSS, semiconductor products, which are highly-integrated products that incorporate broadband capture and IP output. To further solidify our dCSS roadmap, in June 2013, we acquired certain assets from Mobius Semiconductor, Inc., or Mobius, a leading product development company focused on low power, high performance analog mixed-signal semiconductor solutions. Mobius’ technology blends signal processing with analog circuit design to dramatically reduce power dissipation while attaining leading-edge performance. The addition of the Mobius technology allows us to provide cable and satellite operators with solutions that encompass system designs that are low power, broadband, high-speed, and which capture the full bandwidth of the signal payload - to drive more entertainment streams and IP services to more connected devices in the home.

In mid-2013, we shifted our internal organization structure from a product-driven company into a global solutions and segment-driven organization to better serve our original equipment/device manufacturers and Pay-TV service provider customers. Today, we serve five primary market segments with our technology: Cable, Satellite, Telco/IPTV, MoCA/CE Retail and Media Processing. With a focused approach on each market segment we can understand customers’ current needs and better anticipate future requirements, which in turn enables customers to accelerate time-to-market on new STB devices, as well as deploy advanced new IP- and cloud-based services such as video on demand, or VOD, multi-room DVR, HD video calling and over-the-top, or OTT, content delivery, to drive average revenue per user. Our products are deployed by major service providers globally, including Comcast, Cox Communications, DIRECTV, DISH Network, OCN (China), Time Warner Cable, Topway (China), UPC (Netherlands) and Verizon, as well as by a number of smaller service providers.
In January 2013, we unveiled a new corporate brand identity to represent the significant shift in our overall mission: to power the whole-home entertainment experience by transforming the way entertainment is delivered, connected and consumed in the home and on the go. The corporate logo was modernized and the word "Communications" was dropped in all new marketing communications programs.
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
Industry Background
The delivery of entertainment content to the home is undergoing fundamental change as digital formats affect how content is delivered and consumed. The supply of advanced devices that decode the evolving digital formats presents the core growth opportunity to our business. According to IMS Research, the number of worldwide HD video consumer premise equipment (consisting of HD-digital transport adapters, or DTAs, / STBs / Gateways / Media Servers / HD DVRs) is expected to grow from 79 million in 2011 to approximately 182 million by 2015, representing a compound annual growth rate of approximately 23 percent. In addition to this core growth, service providers are making significant investments to differentiate their offerings and adding new video services such as video-on-demand, “whole-home” DVR, "networked" DVR, as well as bundled video, voice, broadband data, 3G/4G/Wi-Fi coverage (via strategic partnerships) and other digitally enabled services in the areas of home automation, security and more. All these services also rely on the home network or “IP-backbone” to provide reliable in-home connectivity with low latency and service provider managed quality of service, or QoS.
Ultimately, the consumer can not only watch content through TVs, cell phones and tablets, but also control a variety of functions from temperature, lighting and IP cameras even when they are away from the home. Of course as more services are “bundled,” the service provider becomes integral in the day-to-day life of the consumer, reducing subscriber turnover all the while increasing the average revenue per user and driving subscriber growth.

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

•
Introduction of new video formats requiring greater bandwidth.  The development and introduction of digital video formats starting with SD and progressing to HD, three dimensional, or 3D, and ultra-high definition television, not only provide the consumer with a higher quality viewing experience, but also increase the data throughput by up to 16 times the current HD requirements.

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

•
Increasing number of services being provided.  Consumers have always envied the idea of whole-home automation, but until recently, has been a service only afforded by only a small portion of the population due to the high initial device and equipment installation costs. With the advent of premium services like “SignatureHome®” service from Time Warner Cable and Comcast's “Xfinity® Signature Service”, a much larger customer base can enjoy such conveniences in addition to folding in home security and surveillance, all of which mandate a highly-reliable “IP-backbone” within the consumer's home. As a result, MoCA is the premier choice of “home networking” of the various cable and pay satellite devices.

By providing more advanced customer premises equipment, service providers are able to more easily introduce new services, simplify and enhance the user experience, and maintain content security and service reliability while meeting these increasing consumer entertainment demands.
We believe traditional cable, satellite and telco/IPTV service providers will continue to be competitive in providing these services because of their long-standing licensed access and distribution rights to premium video content. In addition, they have established the infrastructure that enables carrier class QoS and have developed new system in-home “gateway” or “media server” topologies to leverage the demand for changing consumer behavior. These new gateways or media servers in North America will connect to MoCA-enabled client devices creating a system architecture for multiple system operators with lower total cost of ownership than current deployments. In other countries, we see leading video providers considering similar Client/Server architectures as the most efficient way to deliver broadcast and broadband video.

The stringent communications requirements associated with high-quality HD video, 3D video and other multimedia content present a significant challenge for service providers today. In response, service providers require solutions that enable the distribution of video and other multimedia content into and throughout the home, and processing of such content for display on televisions and other devices, while maintaining the high-quality standards demanded by subscribers. For any such technology solution to succeed, we believe it must satisfy the following requirements:

•
High bandwidth, reliability and full QoS for HD video. Due to the fact that video is typically a streaming, real-time, visual experience, video quality can rapidly degrade with errors or delays in packet delivery. A high-quality video experience requires reliable first-pass transmission, very low packet error rate, low latency and low jitter. Moreover, video consumes up to 10 times more bandwidth than typical voice and data services and has higher QoS requirements. A connected home with capacity to support multiple high-quality HD video streams requires a high bandwidth network with net throughput in excess of 100 megabits per second for today's services. In the future, we believe more IP-based video will be distributed around the home along with broadband service bandwidth, thereby increasing need for a home network that can support greater than 250 Mbps.

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

•
Co-existence with other services and devices. Consumers currently subscribe to a broad array of communications services, including traditional voice, broadcast television, broadband access and cellular wireless services that are delivered using a number of different technologies. In addition, consumers may use a multitude of computing, communications and consumer electronics devices, such as personal computers, video players, gaming consoles, STBs and televisions. Any successful home networking or access solution must seamlessly co-exist with existing services and devices with minimal interference or degradation in performance.

•
Security. The ability to ensure the secure delivery of content and consumer privacy is an essential element of any successful bundled service offering. Therefore, home networking and access solutions require robust data encryption and other security mechanisms to be considered viable. Service providers have multiple security technology options to choose from in the market today.

To address these requirements and find ways to increase revenues, service providers are exploring new technology platforms that enable delivery of new services into and throughout the home. Our STB and Connectivity solutions are developed to meet this need.
Our Solutions
We provide systems solutions comprised of silicon integrated circuits and software as a platform to enable delivery of multiple streams of HD video and other multimedia content into and throughout the home and process those video streams for display on HDTVs and other devices. Our solutions are based upon our ability to combine the following core competencies:

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

•
Broad format HD content decoding.  Our solutions ensure STB compatibility for current broadcast MPEG and emerging HD resolutions with commonly used online video on demand, or VOD, and OTT services, including native support for advanced codecs.

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

Our product lines include STB SoC, Home Networking, DBS outdoor unit and Broadband Access solutions. Our solutions target applications in HD video and other multimedia content distribution networks through cable, satellite, telecommunications and terrestrial mediums. Our solutions are currently used in consumer electronic and service provider customer premises equipment, including STBs, DTAs, broadband routers, DOCSIS gateways, cable modems, optical network terminals, low-noise block converters, multi-room DVRs, residential gateways, Ethernet-to-coax adapters and MoCA-to-WiFi products, and can potentially be used in other devices, such as digital televisions, gaming consoles, connected HDTVs, OTT STBs, media servers and network attached storage devices.
STB SoC
We provide STB SoCs for the worldwide satellite, terrestrial, cable and IPTV markets. STBs have the capability to receive and process DTV signals, which then drive a television that is capable of displaying digital content. This digital content is broadcast via satellite, cable networks or over the air (terrestrial broadcast) in multiple regions throughout the world. Today's STB market is characterized by advanced video services that drive new capabilities such as 3DTV, 3D graphics user interfaces, personalized multi-screen services, rich navigation and improved multimedia and Internet TV experiences. Service providers are competing to deliver these solutions at the highest quality level, the lowest cost and with the highest security protection in order to win new and retain existing subscribers for pay-TV services. At the same time, this market is also experiencing a rapid transition towards a connected home where semiconductor solutions are making it possible for consumers to access their entertainment and content anywhere and at any time throughout the home.

Our STB products include SoCs and discrete components, providing a family of solutions that deliver advanced performance, industry leading power management and support for on-line VOD services. We offer products targeted for the major markets within STB: satellite, cable and IPTV, and terrestrial STB. For the satellite set-top box market, we offer a full range of chipset solutions for pay-TV operator and free-to-air STBs including DVB-S/DVB-S2/8-PSK demodulators, highly integrated SoCs and PSTN modem interface ICs. The STB SoC portfolio covers a broad spectrum of customer needs from very low cost SD MPEG-2 SoCs to high performance HD H.264 DVR SoCs. For the cable television and telco/IPTV markets, we offer a full range of chipset solutions for STBs' including highly integrated SoCs. The cable and IPTV STB SoC portfolio covers a broad spectrum of customer needs from very low cost SD MPEG-2 SoCs to high performance HD H.264 DVR SoCs. We also offer products for DOCSIS modems. For the terrestrial broadcast television market, we also offer a full range of free-to-air STB solutions, including DVB-T demodulators and highly integrated SoCs. The terrestrial broadcast STB SoC portfolio covers a broad spectrum of customer needs from very low cost SD MPEG-2 SoCs to high performance HD H.264 DVR SoCs. Our STB chipset solutions are supported with complete system hardware reference designs and embedded system software. Multiple generations of these SoCs have been deployed in leading operator networks worldwide and support the industry leading conditional access security systems and middleware platforms for various applications including: DVRs, IP Client STBs and Zappers.
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
Home Networking
Our home networking solutions, which are based on the MoCA standard, target a large and growing market. We are a founding member of MoCA, a global home networking consortium that sets standards for the distribution of video and other multimedia entertainment over coaxial cable, and we are recognized as the pioneer of MoCA technology. MoCA was established in 2004 and includes as its members many major service providers, communications equipment companies, semiconductor manufacturers and consumer electronics companies. MoCA-based products use existing coaxial cable to create a robust Internet protocol-based network for easy sharing of HD video and other multimedia content throughout the home. MoCA is being deployed as the home networking standard for Verizon's FiOS™ offering and for HD STBs, for DIRECTV, DISH Network, Comcast, Time Warner Cable, Cox Communications and other service providers. We believe that additional service providers are in the process of evaluating, adopting or deploying MoCA-based technology for digital home entertainment networking.
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

Broadband Access
Our broadband access solutions are designed to meet broadband access requirements in areas characterized by fiber optic networks that terminate within a few hundred meters of a customer's premises. In particular, our solutions allow cable service operators with fiber optic deployments to offer broadband triple-play services that are competitive with very high-speed digital subscriber line services offered by telecommunications carriers. We believe that this is a large potential target market for our broadband access products and we have several deployments underway with service providers in China. For example, our broadband access solutions also have applications in vertical markets beyond broadband residential access. Our broadband access solutions have been incorporated into systems currently being deployed in hospitality networks, providing video and broadband services over coax to multiple hotel residents.
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
Our DBS outdoor unit products include band translation switch and channel stacking switch integrated circuits, which are highly complex single-chip radio frequency integrated circuits that integrate multiple independent signal receivers and multiple discrete analog functions onto a single silicon die. Moreover, as many as four channel stacking switch integrated circuits can be linked to provide up to 12 digital broadcast satellite signals on a single cable. Our band translation switch products were specifically designed to operate with DISH Network's service offerings. We sell our channel stacking switch products to customers who incorporate them into products deployed by other DBS service providers. We are the pioneers in developing band translation switch and channel stacking switch radio frequency integrated circuits and we have helped to define the standard for satellite signal distribution over a single cable in conjunction with members of the European Committee for Electrotechnical Standardization, or CENELEC. We believe that single cable standardization will lead to more rapid adoption and further expand the market for our products. Our band translation switch products are currently used in outdoor equipment deployed by DISH Network and one other North American operator and our channel stacking switch products are currently used in outdoor equipment deployed by DIRECTV, DIRECTV PanAmericana, ClaroTV (formerly Via Embratel), Sky Italia, BSkyB and other service providers.
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

•
Continue to broaden our solutions and pursue complementary acquisitions.    We seek to provide our customers with full platform solutions. Historically, we have used acquisitions to broaden our technology and solutions capabilities and expand our customer base. For example, our company was originally focused on the development of MoCA home networking solutions. Since that time we have made multiple acquisitions, including acquiring from Trident the assets of its STB business in 2012 and acquiring certain assets from Mobius in 2013 that allow us to provide cable and satellite operators with solutions that encompass system designs that are low power, high-speed, and which capture the full bandwidth of the signal payload - to drive more entertainment streams and IP services to more connected devices in the home. Over time, we intend to address the large and growing connected home entertainment market by adding additional features and capabilities to our products and provide full platform solutions and opportunistically pursue acquisitions that contribute complementary technology or provide access to new customers.

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
		Cable Operator STBs	HD Cable STBs for two-way communication, Web based processing, OTT STBs, Android based STBs, Hybrid DVB + IP STBs
EN758x	Integrated High Definition IP STB SoC, available in single and dual-core ARM® Cortex-A9-based CPU with Neon SIMD extensions, and Advanced 3D Graphics Capabilities	Cable Operator STBs, Telco/IPTV STBs and OTT	HD IP Client STBs for two-way communication, Web based processing, OTT STBs, Android based STBs, Hybrid DVB + IP STBs
EN 753x	Integrated High Definition IP STB SoC with Advanced 3D Graphics Capabilities	Telco/IPTV STBs	HD IP Client STBs, OTT STBs, Android based STBs, Hybrid DVB + IP STBs
EN754x	Integrated High Definition SoC with built in DVB-S2 demodulation for Satellite Networks and Advanced 3D Graphics Capabilities	Satellite Operator STBs	HD Broadcast Zappers for Satellite, DVR capable STBs, Hybrid DVBS+IP STBs
EN755x	Integrated High Definition SoC with built in QAM demodulation for Cable Networks and Advanced 3D Graphics Capabilities	Cable Operator STBs	HD Broadcast Zappers for Cable, DVR capable STBs, Hybrid DVBC+IP STBs
EN71xy	Integrated High Definition SoC with built in QAM demodulation for Cable Networks	Multiple Service Operators	HD Digital Terminal Adapters for Cable, HD Broadcast Zappers, HD IP Client STBs
PNX847x/848x	Integrated High Definition IP STB SoC with Advanced 3D Graphics Capabilities and options for DVR	Multiple Service Operators	HD Broadcast Zappers for Cable, DVR capable STBs, Hybrid DVB+IP STBs and Networked DVR Controller
PNX849x	Integrated High Definition SoC with built in DVB-S2 & QPSK demodulation for Satellite Networks with Advanced 3D Graphics Capabilities and options for DVR	Satellite Pay Operator, DVB Free-to-Air Operators	HD Broadcast Zappers for Satellite, DVR capable STBs, Hybrid DVB+IP STBs
CX2448x	Integrated Standard Definition single chip interactive STB SoC with built in QAM demodulation for Cable Networks	Cable Operator STBs	SD Broadcast Zappers for Cable
CX2415x	Integrated Standard Definition MPEG2/DVB single chip interactive STB SoC with built in QPSK demodulator	Satellite Operator STBs	SD Broadcast Zappers for Satellite

Product	Description	Target Markets	Representative Target Devices or Applications
Home Networking
EN101x	Coaxial network interface radio frequency integrated circuit	Networked home entertainment devices	Multi-room DVR, STB, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal
EN 105x	Integrated coaxial network power amplifier, low-noise amplifier and radio frequency switch	Networked home entertainment devices	Multi-room DVR, STB, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal
EN12xx	Coaxial network interface radio frequency integrated circuit	Networked home entertainment devices	Multi-room DVR, STB, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal
EN2xxx	Coaxial network controller integrated circuit	Networked home entertainment devices	Multi-room DVR, STB, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal
Broadband Access
EN101x	Coaxial network interface radio frequency integrated circuit	Broadband access, internet protocol television, and voice over internet protocol	Optical network terminal, point-of-entry network controller, and access customer premises equipment for single family homes and multiple dwelling units
EN3xx1	Access network controller integrated circuit	Broadband access, internet protocol television and voice over internet protocol	Optical network terminal and point-of-entry network controller for single family homes and multiple dwelling units
EN3xx0	Access client integrated circuit	Broadband access, internet protocol television and voice over internet protocol	Access customer premises equipment for single family homes and multiple dwelling units
DBS Outdoor Unit
RF5000	Band translation switch-Dual 2-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units
RF510x	Band translation switch-Triple 2-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units
RF520x	Channel stacking switch-3-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units
RF521x	Channel stacking switch-3-channel integrated circuit	Global digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units
RF528x	Channel stacking switch-2-channel integrated circuit	Global digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units
EN540x	Digital channel stacking switch (dCSS) 14-channel integrated circuit	U.S. digital broadcast satellite	Single wire networking between the satellite ODU and STBs for single family homes and multiple dwelling units
Customers
Our IC products and supporting technology (S/W and design collateral) are purchased by major consumer electronic ODMs and OEMs around the world. Our ICs provide the core functionality of connected home entertainment equipment and solutions offered by these ODMs and OEMs. The ODMs and OEMs, in turn, supply numerous service providers globally to bring entertainment content to consumers around the world. Our IC products have been selected by leading equipment manufacturers such as Actiontec, Cisco, Motorola, Samsung Electronics Co., Ltd., Technicolor (formerly named Thomson), GlobalSat, Humax Co., Ltd., Wistron and Zinwell Corporation for deployments by leading service providers such as DIRECTV, DISH Network, Comcast, Time Warner Cable, Cox and Verizon.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenues. For example, for the year ended December 31, 2013, Wistron NeWeb Corporation, or Wistron, and Foxconn Electronics Inc., or Foxconn, a sub-contractor for Cisco and Motorola, accounted for 18% and 16% of our net revenues, respectively. For the year ended December 31, 2012, Wistron and Motorola accounted for 21% and 13% of our net revenues, respectively. For the year ended December 31, 2011, Wistron and Motorola accounted for 25% and 17% of our net revenues, respectively. In addition, we depend on a limited number of service providers that purchase products from customers that incorporate our products.
For the year ended December 31, 2013, 87% of our net revenues were derived from Asia, 12% were derived from North America and 1% were derived from Europe. For the year ended December 31, 2012, 88% of our net revenues were derived from Asia, 10% were derived from North America and 2% were derived from Europe. For the year ended December 31, 2011, 89% of our net revenues were derived from Asia, 11% were derived from North America and less than 1% were derived from Europe. Many of our ODM and OEM customers in Asia incorporate our chipsets into products that they sell to U.S.-based service providers.
Additional information concerning the allocation of our net revenues and long-lived assets by geographic region can be found in note 11 to our consolidated financial statements included elsewhere in this report.
Research and Development
We believe our future success depends, in part, on our ability to introduce enhancements to our existing products and to develop new products for existing and emerging markets. We work closely with service providers and their ODM and OEM partners to understand their requirements and align our research and development efforts to meet their system requirements. We are also actively engaged in advancing industry initiatives, such as the MoCA home networking standard and video codec development for ultra-high definition television and the h.265 standard through our research and development efforts. We have assembled a team of highly skilled design engineers with core competencies in complex audio, video and communications chipsets, radio frequency integrated circuits and application level and embedded software expertise. Our engineers are responsible for new product development efforts while continuing to enhance existing products and provide critical technical support to our customers.
As of December 31, 2013, we had 404 full-time employees engaged in research and development. For the years ended December 31, 2013, 2012 and 2011, the total amount that we spent on research and development activities was $114.5 million, $98.4 million and $60.1 million, respectively.
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
We currently outsource the manufacturing of our STB SoC, home networking and broadband access products, principally to Taiwan Semiconductor Manufacturing Company, or TSMC, and Globalfoundries, and the manufacturing of our DBS outdoor unit products to TowerJazz, the name under which Tower Semiconductor Ltd. and its fully owned U.S. subsidiary Jazz Semiconductor operate. Our products are shipped from such third-party foundries to third-party assembly and testing facilities. Our products are assembled and tested by Amkor Technologies, Inc., or Amkor, Advanced Semiconductor Engineering Group, or ASE Group, United Test and Assembly Center, or UTAC, NXP Semiconductors, or NXP, and Giga Solution Tech. Co., Ltd., or Giga Solution. We have implemented a robust quality management system designed to assure high levels of product quality for our customers. We have completed and have been awarded ISO 9001:2000 certification. In addition, the independent foundries, assembly and test subcontractors identified above have been awarded ISO 9001:2000 certifications, among others.

Sales and Marketing
We sell our products worldwide through multiple channels, including our direct sales force and our network of domestic and international sales representatives and distributors. We have strategically located our direct sales personnel in the United States, Europe, China, Taiwan, Japan and Korea, where each salesperson generally targets a specific end-user market. Our sales directors focus their efforts on leading ODMs and OEMs. We also have field application engineers who provide technical support and assistance to existing and potential customers in designing, testing, qualifying and certifying systems that incorporate our products.
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
In the market for STB SoCs we compete primarily against Broadcom Corporation, or Broadcom, and ST Microelectronics N.V., or STMicro. Broadcom offers a full range of products with new technology, comprehensive customer support and aggressive pricing on high capability devices. STMicro still has a large presence and is typically found competing against us in lower cost programs. However, newer Asian entrants such as HiSilicon and MediaTek are aggressively pricing lower cost products along with STMicro. MediaTek and STMicro are also attempting to establish themselves in higher value markets such as North America. Given significant hurdles to market entry in North America, Broadcom and, to a lesser extent, STMicro, continue to be our primary competitors in these markets.
In the market for home networking solutions, we compete against other semiconductor manufacturers that offer functionality based on the MoCA standard. For example, for several years we have been competing with MoCA solutions offered by Broadcom, and we expect to continue to compete with Broadcom and other semiconductor manufacturers in the manufacture and sale of MoCA-compliant chipsets in the future. We also compete against companies that offer products based on non-MoCA home networking solutions, such as Ethernet, HomePNA, Home Plug AV and Wi-Fi, and potentially G.hn when products incorporating the standard for that technology are introduced to the market.
In the DBS market, our band translation switch and channel stacking switch products face competition from discrete solution providers including Broadcom, MaxLinear and other semiconductor manufacturers who offer products with similar functionality.
In the broadband access market, our broadband access products compete with other, more well-established high-speed wide area networking technologies such as DOCSIS, versions of Digital Subscriber Line, or xDSL, Ethernet, xPON, and 3rd Generation Partnership Project Long Term Evolution and Worldwide Interoperability for Microwave Access, or WiMAX.
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
Intellectual Property
Our success and future revenue growth depend, in part, on our ability to develop and protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. However, these measures may not provide meaningful protection for our intellectual property. We review our technological developments to identify features that provide us with a technological or commercial advantage and we file patent applications when we deem it to be appropriate to protect these features in the United States and internationally in select countries. In addition to developing technology internally, some of which is patentable, we continually evaluate the acquisition and licensing of intellectual property from third-parties that complements our business. As of December 31, 2013, we had over 2000 issued and pending patents in the United States and foreign countries. The term of an issued patent in the United States is at least 20 years from its filing date, unless subject to a terminal disclaimer. The U.S. Patent and Trademark Office provides term extensions for those applications that have been pending for more than three years and for which the duration of the pendency is not the fault of the applicant. Accordingly, many of our patents may receive a longer term due to the benefit of such patent term extensions. Taking such patent terms and any terminal disclaimers into account, the remaining terms of our issued U.S. patents range from 14 to 17 years and the remaining terms for counter-part patents in most foreign jurisdictions are similar, provided we pay the applicable maintenance fees throughout the terms of our issued U.S. and granted foreign patents.
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
In addition to our patent rights, we hold significant intellectual property in the form of proprietary trade secrets which we rely on to compete. Designing integrated circuits for set-top boxes (including those that comply with the MoCA specification) or that implement our DBS outdoor unit solutions is technically difficult and requires the application of a wide range of complex engineering disciplines. During the course of creating the technology on which these products are based, we developed significant proprietary know-how and techniques for overcoming the engineering challenges involved in designing such products. We retain such know-how and techniques as proprietary trade secrets that we are not required to license to others as a result of our membership in MoCA. Similarly, we have developed significant proprietary know-how and techniques for implementing our DBS outdoor unit solutions in satellite installations. Consequently, even though we are required to license patent claims that are essential to implement the MoCA standard to other MoCA members and have agreed to license patents and patent applications related to other technologies, such as our DBS outdoor unit solutions and STB SoC solutions, to third parties on reasonable and non-discriminatory terms, we believe that such licensees would need to overcome significant engineering challenges and develop or obtain comparable proprietary know-how and techniques in order to design products that compete successfully against ours.
We generally enter into nondisclosure agreements with our employees, consultants and strategic partners, and typically control access to and distribution of our proprietary information. Our employees are generally required to assign their intellectual property rights to us and to treat all technology as our confidential information.
Government Regulation
As a company that provides systems solutions composed of silicon integrated circuits with embedded software, we are subject to certain government regulations, including U.S. export controls and foreign countries' import regulations, as well as customs duties and export quotas, regulations relating to the materials that comprise our products and regulations placing constraints on our customers and service providers' services (such as the Federal Communications Commission's regulations relating to radio frequency signals emitted in the United States and laws and regulations regarding local cable franchising).
Employees
As of December 31, 2013, we employed a total of 639 people on a full-time basis, including 404 in research and development, 168 in sales, marketing and general and administrative, and 67 in operations. We also engage temporary employees and consultants. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are subject to a collective bargaining agreement. We have never experienced a work stoppage and we consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth information regarding our executive officers as of January 31, 2014.

Name	Age	Position
Patrick Henry	51
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

David Lyle	49
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

Charlie Lesko	55
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

Vahid Manian	53
Senior vice president of global operations since August 2012.  Prior to joining Entropic, from September 2010 until June 2011, Mr. Manian served as senior vice president of business operations at Telegent Systems, a semiconductor company serving the mobile TV market that was later acquired by Spreadtrum Communication, a Shanghai-based semiconductor company.  From April 2004 until December 2008, Mr. Manian was in senior management at Broadcom Corporation, a leading communications semiconductor company, most recently serving as senior vice president of global manufacturing operations where he oversaw Broadcom's operations and manufacturing activities.

Name	Age	Position
Matthew Rhodes	56
Senior vice president of global marketing since September 2013.  Prior to joining Entropic, from July 2010 until August 2013, Mr. Rhodes served as Chief Executive Officer of Semitech Semiconductor, a fabless semiconductor company pursuing power line communication technologies for the monitor and control of energy-related assets.  From July 2006 until August 2009, Mr. Rhodes was the Chief Executive Officer of Teranetics, Inc., a fabless semiconductor company developing and selling 10G Ethernet communications solutions.  Prior to that, from 1997 to 2006, Mr. Rhodes served in various senior management positions, most recently as President, with Conexant Systems, Inc., a broadband and narrow band communications semiconductor company.

Michael Farese	67
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

Lance Bridges	52
Senior vice president and general counsel since February 2012. Mr. Bridges joined Entropic in May 2007 as vice president of corporate development, general counsel and secretary. Prior to joining Entropic, Mr. Bridges was a partner at Cooley LLP, where he practiced law since 1991.

Trevor Renfield	42
Vice president, accounting and chief accounting officer since April 2012. From October 2010 to April 2012, Mr. Renfield served as Entropic's corporate controller and principal accounting officer.  Prior to joining Entropic, from August 2007 until October 2010, Mr. Renfield served as vice president, finance and treasurer at DivX, Inc., a creator, distributor and licensor of digital video technologies. From January 2004 until August 2007, Mr. Renfield served as the senior director of finance at Novatel Wireless, Inc., a provider of wireless broadband access solutions, and from June 2003 until January 2004, Mr. Renfield served as the director of financial reporting at Remec, Inc. (acquired by Powerwave Technologies in 2005), a wireless infrastructure business.

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

Risks Related to Our Business
We have had net operating losses for most of the time we have been in existence, had an accumulated deficit of $212.3 million as of December 31, 2013 and we are unable to predict if or when we will return to profitability.
We were incorporated in 2001, did not commence shipping production quantities of our Connectivity solutions until December 2004 and while we were profitable on an annual basis from 2010 through 2012, we incurred a net loss in 2013. Consequently, any predictions about future performance of our going forward operations may not be as accurate as they could be if we had a longer history of successfully commercializing our Connectivity solutions and the more recently acquired STB SoC solutions, and of profitable operations. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.
For the year ended December 31, 2013 we generated a net loss of $66.2 million, while during the years ended 2012 and 2011 we generated net income of $4.5 million and $26.6 million, respectively. While we have some recent history of profitability, we have incurred substantial net losses since our inception. As of December 31, 2013, we had an accumulated deficit of $212.3 million and we expect to incur additional operating losses as we develop our STB SoC and Connectivity solutions and expand our business.
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
In addition to direct competitors, we also face competition from a number of established companies that offer products based on competing technologies. For example, our Connectivity products compete with home networking and access products based on other technologies, such as DOCSIS, versions of DSL, Ethernet, HomePNA, HomePlug AV, Broadband over Power Line, High Performance Network Over Coax, Wi-Fi and LTE solutions. Although some of these competing technologies were not originally designed to operate over coaxial cables, our competitors have modified certain technologies, including HomePNA, HomePlug AV, Broadband over Power Line and Wi-Fi, to work on the same in-home coaxial cables that our Connectivity solutions use. We also expect to face competition from companies that offer products based on G.hn technology in the future. Many of our competitors and potential competitors are substantially larger and have longer operating histories, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Given their capital resources, many of these larger organizations are in a better position to withstand any significant reduction in customer purchases or market downturns. Many of our competitors also have broader product lines and market focus, allowing them to bundle their products and services and effectively use other products to subsidize lower prices for those products that compete with ours or to provide integrated product solutions that offer cost advantages to their customers. In addition, many of our competitors have been in operation much longer than we have and therefore have better name recognition and more long-standing and established relationships with service providers, ODMs and OEMs.
Our ability to compete depends on a number of factors, including:

•	the adoption of our solutions and technologies by service providers, ODMs and OEMs;

•	the performance and cost effectiveness of our solutions relative to our competitors’ products;

•	our ability to deliver high quality and reliable solutions in large volumes and on a timely basis;

•	our ability to build and maintain close relationships with service providers, ODMs, OEMs, retailers and consumer electronics manufacturers;

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
We derive a substantial portion of our revenues from a limited number of customers. For example, during the year ended December 31, 2013, Wistron and Foxconn accounted for approximately 18% and 16% of our net revenues, respectively; for the year ended December 31, 2012, Wistron and Motorola accounted for 21% and 13% of our net revenues, respectively; and for the year ended December 31, 2011, Wistron and Motorola accounted for 25% and 17% of our net revenues, respectively. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to sell our solutions to our existing and prospective large customers.
Further, we depend on a limited number of service providers that purchase products from our customers which incorporate our solutions. Our ability to build and maintain close relationships with service providers is a key factor affecting the deployment and purchase of our solutions. If these service providers, or other service providers that elect to use our solutions, delay, reduce or eliminate purchases of our customers’ products which incorporate our solutions, this would significantly reduce our revenues and adversely affect our operating results. In addition, any delayed launch or any sudden or unexpected slowdown in deployments by service providers that incorporate our solutions may lead to an inventory buildup by service providers or by our customers who may, in turn, postpone taking delivery of our solutions or wait to clear their existing inventory before ordering more solutions from us, which, in turn, may adversely affect our results. Our operating results for the foreseeable future will continue to depend on a limited number of service providers’ demand for products which incorporate our solutions.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of our control. For example, while we were profitable in 2010 through 2012, we incurred a net loss in 2013. These fluctuations in our operating results may cause our stock price to fluctuate as well. The primary factors that are likely to affect our quarterly and annual operating results include:

•	changes in demand for our solutions or products offered by service providers and our customers;

•	the timing and amount of orders, especially from significant service providers and customers;

•	the seasonal nature of the sales of products that incorporate our solutions by certain service providers which may affect the timing of orders for our solutions;

•	the level and timing of capital spending of service providers, both in the United States and in international markets;

•	competitive market conditions, including pricing actions by us or our competitors;

•	adverse perception of our company, our solutions and our products or their features by service providers or our customers, or in the market generally;

•	any delay in the development, certification or adoption associated with new MoCA standards by the alliance, OEMs or service providers;

•	any cut backs or delayed deployments of products that include our solutions by service providers;

•	our unpredictable and lengthy sales cycles;

•	the mix of solutions and solution configurations sold;

•	our ability to successfully define, design and release new solutions on a timely basis that meet customers’ or service providers’ needs;

•
costs related to acquisitions of complementary products, technologies or businesses, including costs associated with our 2012 acquisition of the STB business of Trident and our recent 2013 acquisition of assets from Mobius;

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

Our sales are subject to seasonality, which may cause our revenue to fluctuate from quarter to quarter.
Many of our solutions are incorporated into consumer electronic devices, which are subject to seasonality and other fluctuations in demand.  As a result, we tend to have slower sales in the first quarter of each year and, to a lesser extent, in the second quarter of each year as compared to the third and fourth quarters when manufacturers prepare for the major holiday selling season at the end of each year, which is traditionally the biggest quarter for consumer electronic retail sales.  This seasonal trend may or may not continue in the future.  Accordingly, our results of operations may vary significantly from quarter to quarter.
Our business, financial condition and results of operations could be adversely affected by political and economic conditions in the countries in which we conduct business and our solutions are sold.
We are exposed to general global economic and market conditions, particularly those impacting the semiconductor industry. Uncertainty about current global economic conditions may cause businesses to continue to postpone spending in response to tighter credit, unemployment or negative financial news. This uncertainty has adversely affected, and may continue to adversely affect, our business as service providers cut back or delay deployments that include our solutions and to the extent that consumers decrease their discretionary spending for enhanced video offerings from service providers, which may in turn lead to cautious or reduced spending by service providers and, in turn, may lead to a decrease in orders for our solutions, thereby adversely affecting our operating results. Our operating results may also be adversely affected by changes in tax laws as governments react to address the gap between their spending outflows and tax revenue inflows.
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

Our restructuring activities could result in management distractions, operational disruptions and other difficulties.
During 2013, we took steps to restructure and simplify our business and operations. Specifically, we implemented plans to restructure portions of our business and to significantly reduce operating expenses, in part by implementing a reduction in our workforce. We cannot guarantee that we will be successful in implementing such initiatives, or that such efforts will not interfere with our ability to achieve our business objectives. To the extent that we are unable to effectively reallocate employee responsibilities, this reduction in our workforce may impact our ability to accurately forecast future financial results or deliver on those projections. Moreover, a reduction in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business. Employees whose positions were eliminated in connection with these restructuring activities may seek employment with our competitors, customers or suppliers. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.
We may not be able to effectively manage our growth, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.
As we continue to expand our business, we expect to grow the overall size of our operations. To effectively manage our growth, we must continue to expand our operational, financial and management controls, reporting systems and procedures. Further, our 2012 acquisition of the STB business from Trident increased our international footprint and opened up new markets in which we had not previously operated. We intend to continue to grow our business geographically and also to develop new solution offerings and pursue new customers. If we fail to adequately manage our growth the quality of our products and the management of our operations could suffer, which could adversely affect our operating results Our success in managing our growth will be dependent upon our ability to:

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
Our inability to address effectively any of these factors, alone or in combination with others, could harm our ability to execute our business strategy. In addition, we recently transitioned to a new enterprise resource planning, or ERP, system. If the continued implementation of the new ERP system does not proceed as expected or it the new ERP system is deficient or inadequate in any material respect, it could impede our ability to manufacture products, order materials, generate management reports, invoice customers, and comply with laws and regulations. Any of these types of disruptions could have a material adverse effect on our net sales and profitability.

Our joint development and technology licensing arrangements with customers, companies that we have investments in and other third parties may not be successful.
We have entered into joint development, product collaboration and technology licensing arrangements with customers, companies we have investments in and other third parties, and we expect to enter into new arrangements of these kinds from time to time in the future. Currently we have investments in, and various obligations and commitments to, third parties related to these arrangements. Such arrangements can magnify several risks for us, including loss of control over the development and development timeline of jointly developed products. Accordingly, we face increased risk that our joint development activities may result in products that are not commercially successful or that are not available in a timely fashion. In addition, any third party with whom we enter into a joint development, product collaboration or technology licensing arrangement may fail to commit sufficient resources to the project, change its policies or priorities and abandon or fail to perform its obligations related to the collaboration. The failure to timely develop commercially successful products through our joint development activities as a result of any of these and other challenges could have a material adverse effect on our business, results of operations, and financial condition. For example, in 2013 we terminated our development agreement with Zenverge prior to any products becoming available from our joint development activities.
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
Such transactions, including our 2012 acquisitions of the STB business from Trident and broadcast satellite intellectual property and our recently completed acquisition of assets from Mobius are often complex, time consuming and expensive. We will need to overcome challenges, some of which may be significant, in order to realize the benefits or synergies from the acquisitions we have completed to date and any acquisitions we may complete from time to time in the future. Such acquisitions present numerous challenges and risks including:

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
Any one of these challenges or risks could impair our ability to realize any benefit from our acquisitions, strategic relationships, joint ventures or investments after we have expended resources on them. The inability to integrate successfully any businesses we acquire, or any significant delay in achieving integration, could delay introduction of new solutions and require expenditure of additional resources to achieve integration. Further, acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments, which could harm our financial results.
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
We may not realize the anticipated financial and strategic benefits from the businesses we acquire or be able to successfully integrate such businesses with ours.
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

•	meeting the challenges inherent in efficiently managing an increased number of employees who may be located at geographic locations distant from our headquarters and senior management; and

•	implementing appropriate systems, policies, benefits and compliance programs.
Integration in particular may involve considerable risks and may not be successful. These risks include the following:

•	the potential disruption of our ongoing business and distraction of our management;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the acquired companies;

•	the impairment of relationships with employees, suppliers and customers; and

•	potential unknown or contingent liabilities.
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
Our solution development efforts require substantial research and development expense. Our research and development expense was $114.5 million and $98.4 million for the years ended December 31, 2013 and 2012, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.
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
A portion of our revenue is realized through independent resellers and distributors that are not under our control. For the year ended December 31, 2013, 3% of our net revenues were through these entities. For the year ended December 31, 2012, 5% of our net revenues were through these entities. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. Our revenues could be adversely affected if our relationships with resellers or distributors were to deteriorate or if the financial condition of one or more significant resellers or distributors were to decline. In addition, as our business grows, there may be an increased reliance on indirect channels of distribution. There can be no assurance that we will be successful in maintaining or expanding these indirect channels of distribution. This uncertainty could result in the loss of certain sales opportunities. Furthermore, our reliance on indirect channels of distribution may reduce visibility with respect to future business opportunities, thereby making it more difficult to accurately forecast orders. Further, we use the “sell-through” accounting policy model which recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. Because we use the “sell-through” methodology, we may have variability in our revenue from quarter to quarter.

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
We do not own or operate a manufacturing, assembly or test facility for our solutions. Rather, we outsource the manufacture, assembly and testing of our solutions to third-party subcontractors including Taiwan Semiconductor Manufacturing Company, Ltd., Jazz Semiconductor, Inc. (a wholly owned subsidiary of Tower Semiconductor, Inc.), Amkor Technologies, Inc., Advance Semiconductor Engineering Group and Giga Solution Tech. Co., Ltd. Further, the STB business relies heavily on NXP to manufacturer certain STB solutions. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality solutions on time. Our reliance on sole or limited suppliers involves several risks, including susceptibility to increased manufacturing costs if competition for foundry capacity intensifies and reduced control over the following:

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
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. There is significant competition for qualified personnel in the markets in which we compete and in the geographical locations in which we operate. Our inability to return to profitability, or any adverse perception of our company, our solutions and our products, may negatively affect our perceived reputation and make it more difficult or expensive to attract and retain highly skilled personnel. We do not have employment agreements with most of our executive or key employees and the unexpected loss of any key employees, including our president and chief executive officer, other members of our senior management or our senior engineering personnel, or an inability to attract additional qualified personnel, including engineers and sales and marketing personnel, could delay the development, introduction and sale of our solutions and our ability to execute our business strategy may suffer. In addition, in the event that there is a loss of any of our key personnel, there is a potential for loss of important knowledge that may delay or negatively impact development or sale of our solutions and our ability to execute on our business strategy. We do not currently have any key person life insurance covering any executive officer or employee.

If we fail to comply with environmental regulations we could be subject to substantial fines or be required to suspend production or alter our manufacturing processes.
We are subject to a variety of international, federal, state, and local governmental regulations relating to the storage, discharge, handling, generation, disposal, and labeling of toxic or other hazardous substances that make up the composition of many of our solutions. If we fail to comply with these regulations, substantial fines could be imposed on us, and we could be required to suspend production or alter manufacturing processes, either of which could have a negative effect on our sales, income, and business operations. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Furthermore, environmental laws and regulations could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our financial condition and results of operations.
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
As of December 31, 2013, we had federal and state net operating loss carryforwards of $0.3 million and $32.1 million, respectively, and federal and state research and development tax credit carryforwards of $18.8 million and $20.0 million, respectively. The tax benefits related to utilization of net operating loss and tax credit carryforwards may be limited due to ownership changes or as a result of other events. For example, Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone a significant change in its ownership. While prior changes in our ownership of acquired entities have resulted in annual limitations on the amount of our net operating loss and tax credit carryforwards that may be utilized in the future, we do not anticipate that such annual limitations will preclude the utilization of substantially all the net operating loss and tax credit carryforwards described above in the event we remain profitable. However, to the extent our use of net operating loss and tax credit carryforwards is further limited by future offerings or transactions or by our implementation of an international tax structure or other future events, our income would be subject to cash payments of income tax earlier than it would be if we were able to fully utilize our net operating loss and tax credit carryforwards without such further limitation.

We may not be able to obtain the financing necessary to operate and grow our business.
We may require substantial funds to continue our research and development programs and to fulfill our planned operating goals. We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at December 31, 2013 should enable us to maintain current and planned operations. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control. We may seek additional funding through public or private financings of debt or equity although additional funding may not be available to us on acceptable terms, if at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, prohibit us from repurchasing our stock or making investments or force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.

Risks Related to Our Intellectual Property
Our ability to compete and our business could be jeopardized if we are unable to secure or protect our intellectual property.
We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Our issued patents and those that may issue in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products.
Furthermore, although we have taken steps to protect our intellectual property and proprietary technology by entering into nondisclosure agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Moreover, we are required to license any of our patent claims that are essential to implement MoCA specifications to other MoCA members, who could potentially include our competitors, on reasonable and non-discriminatory licensing terms. In addition, in connection with commercial arrangements with our customers and the service providers who deploy equipment containing our solutions, we may be required to license our intellectual property to third parties, including competitors or potential competitors.
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
We incorporate open source software into our solutions, including certain open source code which is governed by the GNU General Public License, Lesser GNU General Public License and Common Development and Distribution License. These licenses state that any program licensed under them may be liberally copied, modified and distributed. It is possible that a court would hold these licenses to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under them. . In such event, we could be required to seek licenses from third parties in order to continue offering our solutions, make our proprietary code generally available in source code form (for example, proprietary code that links in particular ways to certain open source modules), which could result in our trade secrets being disclosed to the public and the potential loss of intellectual property rights in our software, require us to re-engineer our solutions, discontinue the sale of our solutions if re-engineering cannot be accomplished on a cost-effective and timely basis, or become subject to other consequences, any of which could adversely affect our business, operating results and financial condition.
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
We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised 97% and 99% of our total revenues for the years ended December 31, 2013 and 2012, respectively. In addition, most of our products are manufactured overseas and a significant portion of our labor force is outside the United States. Our international presence has significantly increased in recent years as a result of our acquisition of the STB business from Trident in 2012 and as a result our exposure to the risks of international business activities has increased. Certain of these risks, include:

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
We have a large STB product design center in Shanghai, and we are particularly exposed to risks of doing business in China. We expect to continue to expand our business and operations in China. Our success in the Chinese markets may be adversely affected by China's continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, cross-border capital flows, environmental regulations, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results. Further, the evolving labor market and increasing labor unrest in China may have a negative impact on our customers which would result in a negative impact on our business and results of operations.
If our employees in China or India were to unionize, our operating costs with respect to our China or India operations would likely increase.
We have expanded our operations and increased our employee headcount in China and India. One of the key benefits of having design centers in China and India are the relatively lower operating costs in those countries. Our China and India employees are not currently represented by a collective bargaining agreement. However, we have no assurance that our China or India employees will not unionize, or be required by the government or other administrative authority to unionize or bargain collectively, in the future, which could increase our operating costs, limit our ability to hire and terminate employees in China or India on terms acceptable to us, force us to alter our operating methods in those countries and have a material adverse effect on our operating results in those countries.

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

•
the public’s response to press releases or other public announcements by us or third parties impacting us or our business, including our filings with the SEC and announcements relating to solution development, litigation and intellectual property;

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
As of December 31, 2013, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 25.3% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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
Our headquarters, and principal R&D and sales facility, is located in San Diego, California and is leased pursuant to a non-cancellable operating lease. The total space occupied in this building is approximately 90,000 square feet. In October 2013, we entered into an amendment to our headquarters lease. Under the amendment, we will substitute our current leased premises for a 132,600 square foot building located within a block of our existing facility. We expect to move into the new facility in the third quarter of 2014. The term of our amended lease will expire in January 2022.
In addition to our corporate headquarters, we lease additional facilities in Irvine and San Jose, California; Bordentown, New Jersey; Austin, Texas; Tai Po, Hong Kong; Shanghai and Shenzhen, China; Hyderabad, India; Manof, Israel; Kanagawa, Japan; Belfast, Northern Ireland; Seoul, Korea; Kaohsiung and Taipei, Taiwan.
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

PART II: OTHER INFORMATION

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
Market Information and Holders
During 2010 our common stock traded on The NASDAQ Global Market under the symbol ENTR. In January 2011, our common stock began trading on The NASDAQ Global Select Market under the symbol ENTR. The following table sets forth the high and low sale prices for our common stock as reported by The NASDAQ Global Market or The NASDAQ Global Select Market, as applicable, for the periods indicated:

	High	Low
Year Ended December 31, 2013
Fourth Quarter	$5.12	$4.04
Third Quarter	$4.59	$3.58
Second Quarter	$4.64	$3.57
First Quarter	$5.82	$3.92
Year Ended December 31, 2012
Fourth Quarter	$5.89	$4.09
Third Quarter	$6.64	$5.23
Second Quarter	$5.90	$3.40
First Quarter	$7.38	$4.98
As of February 10, 2014, there were 84 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
Issuer purchases of equity securities during the fourth quarter of fiscal 2013 were:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in thousands)
October 1 to October 31, 2013	—	$—	—	$30,000
November 1 to November 30, 2013	534	4.61	534	27,537
December 1 to December 31, 2013	624	4.79	624	24,545
Total	1,158	4.71	1,158	24,545
(1) On September 26, 2013, we announced a share repurchase program authorizing us to repurchase up to $30.0 million of our common stock. Purchases under this program may be made until September 30, 2014, however, the program may be discontinued at any time. At December 31, 2013, $24.5 million remained available for repurchase.

Stock Performance Graph*
The following graph compares the cumulative five-year total return attained by shareholders on Entropic's common stock relative to the cumulative total returns of the (i) the Philadelphia Semiconductor Index; (ii) the NASDAQ Composite Index and (iii) the NASDAQ Electronic Components Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each index on December 31, 2008 and its relative performance is tracked through December 31, 2013. We have not paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN FOR THE PERIOD
DECEMBER 31, 2008 THROUGH DECEMBER 31, 2013

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Entropic Communications, Inc.	100.00	614.00	2,416.00	1,022.00	1,058.00	940.00
Philadelphia Semiconductor Index	100.00	169.67	194.14	171.81	181.06	252.23
NASDAQ Composite Index	100.00	143.74	170.17	171.08	202.40	281.91
NASDAQ Electronic Components	100.00	156.46	163.16	149.21	152.30	199.40

*
The material in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our SEC filings whether made before or after the date hereof and irrespective of any general incorporation language in any such SEC filing except to the extent we specifically incorporate this section by reference.

Recent Sales of Unregistered Securities
The following sets forth information regarding all unregistered securities of the Company that were sold during the year ended December 31, 2013:

(1)
As of December 30, 2012, options to purchase up to 702,354 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the year ended December 31, 2013, none of these options were canceled without being exercised and options to purchase 101,089 shares of common stock were exercised at a weighted average exercise price of $1.61 per share. As of December 31, 2013, options to purchase up to 601,265 shares of our common stock remained outstanding under the 2001 Plan.

(2)
As of December 31. 2012, options to purchase up to 197,275 shares of our common stock were outstanding under our RF Magic, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the year ended December 31, 2013, 18,688 of these options were canceled without being exercised and options to purchase 78,088 shares of common stock were exercised at a weighted average exercise price of $0.49 per share. As of December 31, 2013, options to purchase up to 100,499 shares of our common stock remained outstanding under the RF Magic Plan.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$259,376	$321,678	$240,628	$210,237	$116,305
Cost of net revenues(1)	134,974	157,675	107,922	98,070	57,399
Gross profit	124,402	164,003	132,706	112,167	58,906
Operating expenses:
Research and development(1)	114,536	98,353	60,065	48,717	45,161
Sales and marketing(1)	24,882	25,313	17,569	17,199	13,955
General and administrative(1)	22,415	25,474	14,568	13,134	10,868
Amortization of intangibles	2,312	2,575	—	—	16
Restructuring charges	1,694	897	—	—	2,173
Impairment of goodwill and intangible assets	—	—	—	—	208
Total operating expenses	165,839	152,612	92,202	79,050	72,381
Income (loss) from operations	(41,437)	11,391	40,504	33,117	(13,475)
Loss related to equity method investment	(1,115)	(3,315)	(791)	—	—
Impairment of investment	(4,780)
Other income, net	1,582	601	904	141	142
Income tax provision (benefit)	20,404	4,157	14,053	(31,446)	(93)
Net (loss) income	(66,154)	4,520	26,564	64,704	(13,240)
Net (loss) income attributable to common stockholders	$(66,154)	$4,520	$26,564	$64,704	$(13,240)
Net (loss) income per share—basic	$(0.73)	$0.05	$0.31	$0.86	$(0.19)
Net (loss) income per share—diluted	$(0.73)	$0.05	$0.30	$0.82	$(0.19)
Weighted average number of shares used to compute net (loss) income per share—basic	90,494	88,164	86,258	75,040	69,834
Weighted average number of shares used to compute net (loss) income per share—diluted	90,494	90,364	89,018	78,916	69,834

(1)	Includes stock-based compensation as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of net revenues	$861	$828	$557	$384	$138
Research and development	9,829	7,428	6,272	5,049	4,552
Sales and marketing	1,885	2,288	1,986	1,558	1,401
General and administrative	4,199	4,273	3,932	3,479	3,276

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$157,754	$168,935	$216,526	$168,761	$35,252
Working capital	128,721	155,653	161,987	196,489	58,208
Total assets	295,260	353,550	318,559	278,808	83,814
Debt, software license and capital lease obligations—current and long-term	—	—	—	137	—
Total stockholders’ equity	269,825	322,665	297,793	248,590	68,913

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview
Entropic is a world leader in semiconductor solutions for the connected home. We transform how traditional HDTV broadcast and Internet Protocol, or IP, -based streaming video content is seamlessly, reliably, and securely delivered, processed, and distributed into and throughout the home. Our next-generation Set-top Box, or STB, System-on-a-Chip, or SoC, and home connectivity, or Connectivity, solutions enable global Pay-TV operators to offer consumers more captivating whole-home entertainment experiences by evolving the way digital entertainment is delivered, connected and consumed - in the home and on the go.
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
Our platform is at the heart of the digital entertainment ecosystem - connecting technologies, applications, services and people. Looking specifically at products, we offer a diverse portfolio of STB SoC and Connectivity solutions that includes the following:

•
STB SoC Solutions: We added STB SoC solutions to our product offerings in April 2012, when we completed the acquisition of assets related to the STB business of Trident. The STB product portfolio is comprised of a comprehensive suite of digital STB components and system solutions for the worldwide satellite, terrestrial, cable and IP television, or IPTV, markets. Our STB products primarily consist of STB SoCs, but also include DOCSIS modems, interface devices and media processors. In addition to traditional standard-definition, or SD, STBs and advanced high-definition, or HD, STBs, many of these products feature ARM ® application processor-based SoCs that have been optimized for leading Web technologies.

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

◦
High-speed broadband access solutions which use coaxial cable infrastructure to deliver “last few hundred meter” connectivity for high-speed broadband access to single-family homes and multiple dwelling units; and

◦
Direct Broadcast Satellite outdoor unit, or DBS ODU, solutions which consist of our band translation switch, or BTS, and channel stacking switch, or CSS, products which simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable. Our DBS ODU offerings provide an accelerated roadmap for our digital channel stacking switch, or dCSS, semiconductor product, which will ultimately lead toward highly-integrated products that incorporate broadband capture and IP output.

In June 2013, we enhanced our analog mixed signal expertise, ultimately strengthening our competitive product offering in both the cable and satellite markets through the acquisition of certain assets of Mobius. Mobius' technology blends signal processing with analog circuit design to dramatically reduce power dissipation while attaining leading-edge performance. The addition of the Mobius technology will enable Entropic to provide cable and satellite operators with solutions that encompass system designs that are low power, broadband, high-speed, and which capture the full bandwidth of the signal payload - to drive more entertainment streams and IP services to more connected devices in the home. This technology can also be leveraged by global satellite service providers to migrate to digital single-wire communications.
Our products allow service providers, including telecommunications carriers, cable operators, DBS ODU, over-the-air, and over-the-top, or OTT, service providers to enhance and expand their service offerings and reduce deployment costs in an increasingly competitive environment. Our STB SoC and Connectivity solutions are now being deployed into consumer homes to support advanced services such as multi-room DVR, HD video calling, and OTT content delivery. Our products are deployed by major Pay-TV service providers globally, including Comcast, Cox Communications, DIRECTV, DISH Network, OCN (China), Time Warner Cable, Topway (China), UPC (Netherlands) and Verizon, as well as by a number of smaller service providers.
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
Since inception, we have invested heavily in product development. We achieved profitability on an annual basis in fiscal years 2010 through 2012, with net income of $64.7 million, $26.6 million and $4.5 million, respectively. However, for the year ended December 31, 2013 we had a net loss of $66.2 million. Our net revenues were $259.4 million for the year ended December 31, 2013 compared to $321.7 million for the year ended December 31, 2012. The decrease in net revenues during the year ended December 31, 2013 compared to the year ended December 31, 2012 was due to a decrease in the demand for our Connectivity solutions. In 2012, our net revenues increased to $321.7 million from $240.6 million in 2011. The increase in net revenues during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to the additional revenues generated by the STB SoC solutions that we acquired from Trident in April 2012, as well as an increase in the demand for our Connectivity solutions during the year ended December 31, 2012. As of December 31, 2013, we had an accumulated deficit of $212.3 million.
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
Revenue Recognition
Our net revenues are generated principally by sales of our semiconductor solutions products. During each of the years ended December 31, 2013, 2012 and 2011, product net revenues represented more than 99% of our total net revenues.
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
A portion of our sales are made through distributors under agreements allowing for nonstandard rights of return or other potential concessions. Net revenues on sales made through these distributors are not recognized until the distributors ship the product to their customers.
Revenues derived from billing customers for shipping and handling costs are classified as a component of net revenues. Costs of shipping and handling charged by suppliers are classified as a component of cost of net revenues.

We record reductions to net revenues for estimated product returns and pricing adjustments, such as competitive pricing programs, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and historical participation in pricing programs and other factors known at the time. If actual returns or actual participation in pricing programs differ significantly from our estimates, such differences would be recorded in our results of operations for the period in which the actual returns become known or pricing programs terminate. To date, changes in estimated returns and pricing adjustments have not been material to net revenues in any related period.
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
We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and, based on our historical experience rate, do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the years ended December 31, 2013, 2012 and 2011, we reduced net revenue by $2.0 million, $0.7 million and $0.8 million, respectively, in connection with our rebate programs.
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
We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. For the years ended December 31, 2013, 2012 and 2011, we recorded net charges for excess and obsolete inventory of $3.7 million, $0.4 million and $1.7 million, respectively.
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
We assess goodwill and indefinite-lived intangible assets for impairment using fair value measurement techniques on an annual basis during the fourth quarter of the year, or more frequently if indicators of impairment exist. We operate as one reporting unit. The goodwill impairment test is a two step process. The first step compares the reporting unit's fair value to its net book value. If the fair value is less than the book value, the second step of the test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, we would recognize an impairment loss equal to that excess amount. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using market comparisons. These approaches use significant estimates and assumptions, including the determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables.

Investment in a Privately Held Company
Through the second quarter of 2013, we had accounted for our investment in a privately held company under the equity method of accounting since we had exercised significant influence, but we did not have the elements of control that would require consolidation. The rights of the other investors were both protective and participating. Unless we were determined to be the primary beneficiary, these rights precluded us from consolidating the investment. The investment was recorded initially at cost as an investment in a privately held company, and subsequently was adjusted for equity in net income and cash contributions and distributions. As described in Note 2, during the year ended December 31, 2013, we recorded an impairment charge of $4.8 million relating to our investment. As of December 31, 2013, our investment in the privately held company was $0.
Stock-Based Compensation
We have equity incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employees. We also have an employee stock purchase plan for all eligible employees.
Our stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using either the Black-Scholes option pricing model for stock options or the grant date fair value of the stock on the date of the grant for restricted stock units, and is recognized as an expense over the employee's requisite service period. In July 2013, we granted performance based equity awards which vest over a 15 month period, or earlier upon the achievement of certain milestones (see Note 3). The stock-based compensation expense attributable to awards under our 2007 Employee Stock Purchase Plan was determined using the Black-Scholes option pricing model.
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

Recent Accounting Standards
In February 2013, the Financial Accounting Standards Board, or FASB, issued FASB Accounting Standards Update, or ASU, No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on our financial statements.
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
There have been no other recent accounting standards, or changes in accounting standards, during the year ended December 31, 2013, that are of material significance, or have potential material significance to us.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Net revenues	100%	100%	100%
Cost of net revenues	52	49	45
Gross profit	48	51	55
Operating expenses:
Research and development	44	31	25
Sales and marketing	10	8	7
General and administrative	9	8	6
Amortization of intangibles	1	1	—
Restructuring charges	1	—	—
Total operating expenses	65	48	38
Income (loss) from operations	(17)	3	17
Loss related to equity method investment	—	(1)	—
Impairment of investment	(2)	—	—
Other income, net	1	—	—
Income (loss) before income taxes	(18)	2	17
Income tax provision	8	1	6
Net (loss) income	(26)%	1%	11%
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
We rely on a limited number of customers for a significant portion of our net revenues. Sales to these customers are in turn driven by service providers that purchase our customers' products which incorporate our semiconductor solutions. For the years ended December 31, 2013, 2012 and 2011, four customers accounted for 49%, 49% and 58% of our net revenues, respectively. A substantial percentage of our net revenues are dependent upon six major service providers: Comcast, Cox Communications, DIRECTV, DISH Network, Time Warner Cable and Verizon.
Since inception, we have derived our net revenues primarily from Asia, the United States and other North American countries. Net revenues are allocated to the geographic region based on the shipping destination of customer orders. For sales to ODMs and OEMs, their geographic locations may differ from those of the ultimate end customers. Of our $259.4 million in net revenues in 2013, $225.2 million, $30.5 million and $3.7 million were derived from Asia, North America and Europe, respectively. Of our $321.7 million in net revenues in 2012, $281.4 million, $33.4 million and $6.9 million were derived from Asia, North America and Europe, respectively. Of our $240.6 million in net revenues in 2011, $213.5 million, $26.3 million and $0.8 million were derived from Asia, North America and Europe, respectively.
Accordingly, we are dependent on sales outside of the United States for most of our net revenues and expect that to continue in the future.

Cost of Net Revenues.     We use third-party foundries and assembly and test contractors to manufacture, assemble and test our products. A significant portion of our cost of net revenues consists of payments for the purchase of wafers and for manufacturing, assembly and test services. To a lesser extent, cost of net revenues includes expenses relating to management of our contractors, the cost of shipping and logistics, royalties, inventory valuation charges taken for excess and obsolete inventory, warranty costs, changes in product cost due to changes in wafer manufacturing, assembly and test yields, allocated facilities expenses and amortization of acquired developed technology. We currently outsource the manufacturing of our STB SoC, home networking and broadband access products, principally to Taiwan Semiconductor Manufacturing Company and Globalfoundries and the manufacturing of our DBS outdoor unit products to TowerJazz, the name under which Tower Semiconductor Ltd. and its fully owned U.S. subsidiary Jazz Semiconductor operate. Our products are shipped from such third-party foundries to third-party assembly and testing facilities. Our products are assembled and tested by Amkor Technologies, Inc., or Amkor, Advanced Semiconductor Engineering Group, or ASE Group, United Test and Assembly Center, or UTAC, NXP Semiconductors, or NXP and Giga Solution Tech. Co., Ltd., or Giga Solution.
Gross Margin.  As a result of our acquisition of the STB business from Trident in April 2012 our gross margins in 2012 and 2013 have been impacted by sales of lower margin products associated with this business, partially offset by a positive impact from lower unit costs of our Connectivity solutions, principally as a result of more favorable manufacturing costs. Included in cost of net revenues for the years ended December 31, 2013, 2012 and 2011 was the amortization of developed technology of $9.6 million, $5.8 million and $0, respectively, which resulted from our STB business and PLX acquisitions. Our gross margin has been and will continue to be affected by a variety of factors, including declines in selling prices of our products, especially as competition increases over time, product mix, the timing of cost reductions for fabricated wafers and assembly and test service costs, inventory valuation charges, developed technology amortization charges, and changes in wafer manufacturing, assembly and test yields.
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

Comparison of Years Ended December 31, 2013, 2012 and 2011
(Tables presented in thousands, except percentage amounts)
Net Revenues

	Years Ended December 31,
	2013	% Change	2012	% Change	2011
Net revenues	$259,376	(19)%	$321,678	34%	$240,628
Our net revenues for the year ended December 31, 2013 were $259.4 million compared to net revenues of $321.7 million in 2012, a decrease of $62.3 million or 19%. The decrease in net revenues during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to a decrease in the demand for our Connectivity solutions. Sales of our STB SoC products were relatively consistent during the year ended December 31, 2013 as compared to the same period in 2012.
Our net revenues for 2012 were $321.7 million, as compared to net revenues of $240.6 million in 2011, an increase of $81.1 million or 34%. The overall increase in net revenues in 2012 was primarily due to additional revenues from the STB SoC products that we acquired from Trident in April 2012, as well as an increase in the demand for our Connectivity solutions during 2012.
Gross Profit

	Years Ended December 31,
	2013	% Change	2012	% Change	2011
Gross profit	$124,402	(24)%	$164,003	24%	$132,706
% of net revenues	48%		51%		55%
Gross profit for 2013 was $124.4 million, a decrease of $39.6 million, or 24%, from gross profit of $164.0 million in 2012. The decrease in gross profit during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to an overall decrease in the sales of higher margin Connectivity solutions, a $3.8 million increase in the amortization of acquired developed technology and an increase in the provision for excess and obsolete inventory of $3.2 million, partially offset by a positive impact from lower unit costs, principally as a result of more favorable manufacturing costs.
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
As a result of our acquisition of the STB business from Trident in April 2012 and PLX in July 2012, during the years ended December 31, 2013 and 2012, we recorded amortization expense of $9.6 million and $5.8 million, respectively, relating to certain intangible assets acquired. This expense negatively impacted gross margins by approximately 4% and 2% during the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2011, gross margins were not impacted by amortization expense.
Cost of net revenues for the years ended December 31, 2013, 2012 and 2011 included a net increase in the reserve for excess and obsolete inventory of $3.7 million, $0.4 million and $1.7 million, respectively.

Research and Development Expenses

	Years Ended December 31,
	2013	% Change	2012	% Change	2011
Research and development	$114,536	16%	$98,353	64%	$60,065
% of net revenues	44%		31%		25%
Research and development expenses increased by $16.1 million, or 16%, to $114.5 million in 2013 from $98.4 million in 2012. This increase was due to increased personnel costs of $9.0 million (of which $2.4 million was due to stock-based compensation) which were due to an increase in the number of employees engaged in research and development activities during 2013 as compared to 2012. In addition, there was an overall increase in development tool costs, supply costs and outside service costs of $4.7 million during 2013 compared to 2012, which was driven by increased research and development activities associated with our acquisition of the STB business. The remaining increase of $2.5 million was due to an increase in facility costs and overhead allocation expenses as a result of our increased headcount in 2013 as compared to 2012.
Research and development expenses increased by $38.3 million, or 64%, from $60.1 million in 2011 to $98.4 million in 2012. This increase was primarily due to increased personnel costs of $18.9 million (of which $1.2 million was due to stock-based compensation) which was attributable to an increase in the number of employees engaged in research and development activities, primarily resulting from our acquisition of the STB business from Trident, as well as an overall increase in variable compensation expenses during 2012 as compared to 2011. Other factors contributing to the increase in research and development expense include an $11.8 million increase in development tools and supply costs, which include third-party services, mask costs and development licenses that fluctuate in timing and amount from period to period,as well as an increase in overhead allocations of approximately $7.6 million, which resulted from an increase in research and development activities in 2012, primarily due to the acquisition of the STB business from Trident as compared to 2011.
Sales and Marketing Expenses

	Years Ended December 31,
	2013	% Change	2012	% Change	2011
Sales and marketing	$24,882	(2)%	$25,313	44%	$17,569
% of net revenues	10%		8%		7%
Sales and marketing expenses decreased by $0.4 million, or 2%, to $24.9 million in 2013 from $25.3 million in 2012. The decrease was due to decreased personnel costs of $1.2 million (of which $0.4 million was due to a reduction in stock-based compensation expense) which was due to a decrease in variable compensation costs during 2013 as compared to 2012. This decrease was partially offset by an increase in overhead allocations of $0.7 million during 2013 as compared to 2012.
Sales and marketing expenses increased by $7.8 million, or 44%, from $17.6 million in 2011 to $25.3 million in 2012. This increase was primarily due to increased personnel costs of $5.5 million (of which $0.3 million was due to stock-based compensation costs) which was due to an increase in the number of employees engaged in sales and marketing activities, largely resulting from our acquisition of the STB business from Trident, as well as an overall increase in variable compensation expenses during 2012 as compared to 2011. General customer support, marketing and trade show related activities accounted for $1.5 million of the increase and overhead allocations and facility costs accounted for the remaining $0.8 million of the increase during 2012 as compared to 2011.

General and Administrative Expenses

	Years Ended December 31,
	2013	% Change	2012	% Change	2011
General and administrative	$22,415	(12)%	$25,474	75%	$14,568
% of net revenues	9%		8%		6%
General and administrative expenses decreased by $3.1 million, or 12%, to $22.4 million in 2013 from $25.5 million in 2012. The decrease was due to a decrease of $4.3 million in transaction related costs associated with our acquisition of the STB business from Trident during 2012 which we did not incur in 2013. Personnel costs decreased by approximately $0.9 million (of which $0.1 million was due to a reduction in stock-based compensation expense) which was due to an overall decrease in variable compensation costs during 2013 as compared to 2012. This decrease was partially offset by an increase in outside service and consulting costs of $1.6 million and an increase of $0.6 million related to facility costs and overhead allocation expenses during 2013 as compared to 2012.
General and administrative expenses increased by $10.9 million, or 75%, from $14.6 million in 2011 to $25.5 million in 2012. This increase was due to increased personnel costs of $4.8 million (of which $0.3 million was from stock-based compensation) which was due to an increase in the number of employees engaged in general and administrative activities, primarily resulting from our acquisition of the STB business from Trident, as well as an overall increase in variable compensation expenses during 2012 as compared to 2011. The increase was also driven by an increase of $3.1 million of transaction related costs associated our acquisition of the STB business from Trident. The remaining increase was driven by an increase in outside services and consulting expenses of $2.5 million and an increase in overhead allocations of $0.5 million.
Loss related to equity method investment
During the years ended December 31, 2013, 2012 and 2011, we recorded expense of $1.1 million, $3.3 million and $0.8 million, respectively, related to our investment in Zenverge, Inc., or Zenverge, a privately held venture capital funded technology company which is accounted for under the equity method of accounting. Under the equity method of accounting, the change in the carrying value of our investment in Zenverge is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). The change in the value of the investment is comprised of our proportionate share of Zenverge's losses plus a charge relating to the amortization of the intangible asset associated with the premium paid on our investment. During the second quarter of 2013, we wrote off the remaining balance of our investment in Zenverge since we had incurred an other-than temporary impairment of our investment.
Impairment of investment
During the year ended December 31, 2013, we recorded an impairment charge of $4.8 million against the carrying value of our investment balance in Zenverge. This impairment charge represents a full write down of the carrying value of our preferred stock investment, which had been converted into common stock based on the terms of a financing in which Zenverge raised additional funds where we did not participate. The impairment charge was recorded during the second quarter of 2013 as we had determined that our investment in Zenverge had incurred an other-than-temporary impairment.
Other income, net
Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was $1.6 million in 2013 compared to $0.6 million in 2012. During 2013, in addition to interest income of $1.1 million, other income, net also included a gain of $0.4 million related to the fair value of outstanding hedging contracts and foreign exchange gains and a gain of $0.1 million related to fair value reassessment of the PLX contingent consideration milestone payment.
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

Income taxes
During the second quarter of 2013, we evaluated our gross deferred income tax assets, including an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance is required. A significant negative factor in our assessment was the expectation that we may be in a three-year historical cumulative loss as of the end of the first quarter of fiscal 2014 and through the near term, as profitable quarters in the earlier years are removed from the rolling three-year calculation. After considering our recent history of losses and management's expectation of additional near-term losses, during the second quarter of 2013, we recorded a valuation allowance of approximately $26.7 million on our gross deferred tax assets with a corresponding charge to our income tax provision. We continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist.
Income tax expense for 2013 was $20.4 million, or (45)% of our pre-tax loss. The effective tax rate for 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our gross deferred tax assets in the second quarter of 2013. Our net state income tax rate was nominal for the year ended December 31, 2013 due to the impact of the California single sales factor election to calculate our tax liability.
Income tax expense for 2012 was $4.2 million, or approximately 48% of our pre-tax income. The effective tax rate for 2012 is comprised of federal expense at statutory rates plus a net increase in our tax rate of 13% due to the impact of certain permanent items and changes in reserves for uncertain tax positions. Our net state income tax rate was nominal for the year ended December 31, 2012 due to the impact of the California single sales factor election to calculate our tax liability.

Quarterly Financial Data (Unaudited)
The following table presents certain quarterly financial data for the eight consecutive quarters ended December 31, 2013. The unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data. This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. We believe that our quarterly revenue, particularly the mix of revenue components, and operating results are likely to vary in the future. The operating results for any quarter are not necessarily indicative of the operating results for any future period or for any full year.

	Net Revenues	Gross Profit	Net (Loss) Income	Basic Net (Loss) Income Per Share	Diluted Net (Loss) Income Per Share
	(in thousands, except per share data)
Year Ended December 31, 2013
Fourth Quarter	$57,931	$27,794	$(11,902)	$(0.13)	$(0.13)
Third Quarter	56,376	27,513	(11,935)	(0.13)	(0.13)
Second Quarter	70,612	34,256	(39,913)	(0.44)	(0.44)
First Quarter	74,457	34,839	(2,404)	(0.03)	(0.03)
Year Ended December 31, 2012
Fourth Quarter	$89,698	$43,909	$46	$—	$—
Third Quarter	89,825	44,047	408	—	—
Second Quarter	83,052	42,855	173	—	—
First Quarter	59,103	33,192	3,893	0.04	0.04

Liquidity and Capital Resources
As of December 31, 2013 and 2012 , we had cash, cash equivalents and investments of $157.8 million and $168.9 million, respectively. At December 31, 2013 and 2012, we had $7.8 million and $5.4 million, respectively, of cash, cash equivalents and investments which were held outside of the United States. The cash held outside the United States is needed to meet local working capital requirements for our foreign subsidiaries.

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
In June 2013, we acquired the assets of Mobius, a leading product development company focused on low power, high performance analog mixed-signal semiconductor solutions. The assets acquired from Mobius include proprietary intellectual property to be used in our digital channel stacking switch, or dCSS, products. Under the terms of the transaction, we purchased the Mobius assets for approximately $13.0 million. In addition, upon acceptance of the employment offers, the Mobius employees (including the two founders) were granted approximately 3.2 million restricted stock units (or $14.0 million in value) by us, which vest over 3 years for $10.0 million of the RSU grants and 15 months for $4.0 million of the RSU grants.
In September 2013, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $30.0 million of our common stock. Purchases under this program may be made from time to time through 10b5-1 programs, open market purchases, or privately negotiated transactions. The number of shares ultimately repurchased, and the timing of the purchases, depend on market conditions, share price, and other factors. Purchases under this program may be made until September 30, 2014, however, the program may be discontinued at any time. During the year ended December 31, 2013, total purchases made under this program were $5.5 million.
The following table shows our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$16,936	$44,133	$56,310
Net cash used in investing activities	(14,408)	(52,469)	(144,084)
Net cash (used in) provided by financing activities	(3,746)	5,271	9,836
Net effect of exchange rates on cash	310	78	31
Net decrease in cash and cash equivalents	$(908)	$(2,987)	$(77,907)
Cash Flows from Operating Activities
Net cash provided by operating activities was $16.9 million for the year ended December 31, 2013. Sources of cash provided by operating activities included non-cash charges of changes in deferred taxes of $24.2 million primarily due to the establishment of the valuation allowance against our net federal deferred tax assets, $16.8 million in stock-based compensation expenses, amortization of intangible assets of $11.9 million, depreciation expense of $8.1 million, impairment of investment of $4.8 million, a reserve for excess and obsolete inventory of $3.7 million, amortization of premiums on marketable securities of $3.3 million, loss related to equity method investment of $1.1 million, and an excess tax expense from share-based payment arrangements of $2.2 million, offset by a net loss of $66.2 million and the change in acquisition related contingent consideration liability of $0.1 million. Cash provided by working capital changes was $7.4 million, which included a decrease in our accounts receivable balance of $11.6 million and a decrease in our inventory balances of $9.2 million. These working capital sources of cash were partially offset by working capital uses of cash including an increase in prepaid expenses and other current assets of $6.7 million, a decrease in our accounts payable balance of $2.8 million, an increase in long-term assets of $2.2 million and a decrease of $1.7 million in accrued expenses and other liabilities.

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
Cash Flows from Investing Activities
Net cash used in investing activities was $14.4 million for the year ended December 31, 2013 due to cash payments in connection with our acquisition of intellectual property assets from Mobius of $13.0 million, purchases of available-for-sale securities of $104.1 million and purchases of property and equipment of $8.3 million. Cash used in investing activities was partially offset by proceeds from sales and maturities of available-for-sale securities of $111.1 million.
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
Cash Flows from Financing Activities
Net cash used by financing activities was $3.7 million for the year ended December 31, 2013, was due to the repurchases of our common stock of $5.5 million, $2.2 million of excess tax expense from share-based payment arrangements, offset by proceeds from the issuance of common stock in connection with equity plan exercises of $3.9 million.
Net cash provided by financing activities was $5.3 million in 2012, due to proceeds of $4.9 million from the issuance of common stock in connection with equity plan exercises and $0.4 million of excess tax benefits from share-based payment arrangements.

Net cash provided by financing activities was $9.8 million in 2011, due to proceeds of $5.6 million from the issuance of common stock in connection with equity plan exercises and $4.2 million of excess tax benefits from share-based payment arrangements.
We believe that our cash, cash equivalents and investments of $157.8 million as of December 31, 2013, will be sufficient to fund our projected operating requirements for at least the next 12 months.
We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$11,359	$7,908	$6,992	$4,069	$3,318	$10,474	$44,120
Inventory and related purchase obligations	16,800	—	—	—	—	—	16,800
Total	$28,159	$7,908	$6,992	$4,069	$3,318	$10,474	$60,920

Indemnities
In the ordinary course of business, we have entered into agreements that include indemnity provisions with certain customers. Based on historical experience and information known as of December 31, 2013, we have not recorded any indemnity obligations.

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
Foreign Currency Risk
Our sales have been historically denominated in U.S. dollars and an increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could materially affect the demand of our products by non-U.S. customers, leading to a reduction in orders placed by these customers, which would adversely affect our business. However, we are exposed to foreign currency exchange rate risks inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The most significant currencies other than the U.S. dollar to our operations for the year ended December 31, 2013 were the Chinese yuan, the British pound, the Taiwanese dollar, the Indian rupee, the Israeli shekel and the South Korean won. We have established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements. Our foreign currency risk management program includes foreign currency derivatives that utilize foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. The fair value of these contracts is reflected as other assets or other liabilities and the change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income, net to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded in other income, net.

At December 31, 2013, we had foreign currency forward contracts in place that amounted to a net purchase in U.S. dollar equivalent of $15.9 million to partially hedge our expected future expenses related to funding our China, India and UK operations costs. The maturities of these contracts were less than 12 months. Relative to foreign currency exposures existing at December 31, 2013, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would expose us to $2.0 million in losses in earnings or cash flows.
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
At December 31, 2013, we had $157.8 million in cash, cash equivalents and investments, all of which were stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of the $16.3 million of cash and cash equivalents held as of December 31, 2013, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the fair value of the $140.7 million of our investments by $1.2 million.

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

In connection with our acquisition of the STB business from Trident, we implemented a new Enterprise Resource Planning, or ERP, system on a company-wide basis. An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting. In connection with this ERP system implementation, we updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that these ERP system implementations will have an adverse effect on our internal control over financial reporting.
As required by Rule 13a-15(b) of the Exchange Act, prior to filing this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
Management's Report on Internal Control over Financial Reporting
The management of Entropic is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our evaluation under the framework set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2013, which is included herein.
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during the fourth quarter of 2013 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Entropic Communications, Inc.
We have audited Entropic Communications, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Entropic Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Entropic Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entropic Communications, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 21, 2014

Item 9B.	Other Information
Not applicable

PART III
Certain information required by Part III is omitted from this Annual Report because we intend to file our definitive proxy statement for the 2014 annual meeting of stockholders, or 2014 Proxy Statement, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of the year covered by this Annual Report, and such information will be included in the 2014 Proxy Statement and is hereby incorporated herein by reference. With the exception of the information specifically incorporated herein by reference from our 2014 Proxy Statement into this Annual Report, our 2014 Proxy Statement shall not be deemed to be filed as part of this Annual Report. Without limiting the foregoing, the discussions under the headings “Report of the Audit Committee” and “Report of the Compensation Committee” in our 2014 Proxy Statement are expressly excluded from any incorporation by reference into this Annual Report and are not deemed “filed” with the SEC.

Item 10.	Directors, Executive Officers and Corporate Governance
Information about our directors is incorporated by reference from the discussion under the heading Item 1—Election of Directors in our 2014 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2014 Proxy Statement. Information about our Code of Business Conduct and Ethics governing our employees, including our chief executive officer, chief financial officer, chief accounting officer and our directors, is incorporated by reference from the discussion under the heading Entropic Policies on Business Ethics and Conduct in our 2014 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference from the discussion under the heading Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business of Stockholders in our 2014 Proxy Statement. Information about our audit committee, including the members of the committee, and our audit committee financial expert, is incorporated by reference from the discussion under the headings The Audit Committee and Audit Committee Financial Expert in our 2014 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this Annual Report.

Item 11.	Executive Compensation
Information about director and executive compensation is incorporated by reference from the discussion under the headings 2013 Compensation of Non-Employee Directors; Executive Compensation; and Compensation Committee Interlocks and Insider Participation in our 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference from the discussion under the headings Securities Ownership and Equity Compensation Plan Information in our 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings Review of Related Person Transactions and Transactions with Related Persons in our 2014 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Director Independence in our 2014 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
Information about the fees for professional services rendered by our independent auditors in 2013 and 2012 is incorporated by reference from the discussion under the heading Audit and Non-Audit Fees in Item 2—Ratification of Independent Registered Public Accounting Firm in our 2014 Proxy Statement. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in Item 2—Ratification of Independent Registered Public Accounting Firm in our 2014 Proxy Statement.

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
15(a)(3). Exhibits.
The exhibits listed in the accompanying “Index to Exhibits” are filed with, or incorporated by reference into, this Annual Report. The exhibit numbers on the “Index to Exhibits” that are followed by an asterisk (*) indicate exhibits filed with this Annual Report. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10.1 through 10.22 and 10.27 through 10.32 are management contracts or compensatory plans or arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Entropic Communications, Inc.
We have audited the accompanying consolidated balance sheets of Entropic Communications, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entropic Communications, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Entropic Communications, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 21, 2014

Entropic Communications, Inc.

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$16,298	$17,206
Marketable securities	71,922	79,981
Accounts receivable	30,204	41,847
Inventory	13,503	26,395
Deferred tax assets, current	51	7,157
Prepaid expenses and other current assets	18,739	11,988
Total current assets	150,717	184,574
Property and equipment, net	17,994	17,629
Long-term marketable securities	69,534	71,748
Intangible assets, net	47,326	46,997
Goodwill	4,688	4,664
Deferred tax assets, long-term	—	19,255
Other long-term assets	5,001	8,683
Total assets	$295,260	$353,550
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,601	$11,380
Accrued expenses and other current liabilities	6,318	8,067
Accrued payroll and benefits	7,077	9,474
Total current liabilities	21,996	28,921
Deferred rent	1,751	683
Other long-term liabilities	1,688	1,281
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 authorized, no shares issued and outstanding as of December 31, 2013 and 2012	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 91,934 shares issued and 90,776 shares outstanding as of December 31, 2013; 89,167 shares issued and outstanding as of December 31, 2012	92	89
Additional paid-in capital	487,007	468,526
Treasury stock, 1,158 shares and 0 shares as of December 31, 2013 and 2012, respectively.	(5,455)	—
Accumulated deficit	(212,273)	(146,119)
Accumulated other comprehensive income	454	169
Total stockholders’ equity	269,825	322,665
Total liabilities and stockholders’ equity	$295,260	$353,550

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net revenues	$259,376	$321,678	$240,628
Cost of net revenues	134,974	157,675	107,922
Gross profit	124,402	164,003	132,706
Operating expenses:
Research and development	114,536	98,353	60,065
Sales and marketing	24,882	25,313	17,569
General and administrative	22,415	25,474	14,568
Amortization of intangibles	2,312	2,575	—
Restructuring charges	1,694	897	—
Total operating expenses	165,839	152,612	92,202
Income (loss) from operations	(41,437)	11,391	40,504
Loss related to equity method investment	(1,115)	(3,315)	(791)
Impairment of investment	(4,780)	—	—
Other income, net	1,582	601	904
Income (loss) before income taxes	(45,750)	8,677	40,617
Income tax provision	20,404	4,157	14,053
Net (loss) income	$(66,154)	$4,520	$26,564
Net (loss) income per share—basic	$(0.73)	$0.05	$0.31
Net (loss) income per share—diluted	$(0.73)	$0.05	$0.30
Weighted average number of shares used to compute net (loss) income per share—basic	90,494	88,164	86,258
Weighted average number of shares used to compute net (loss) income per share—diluted	90,494	90,364	89,018

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net (loss) income	$(66,154)	$4,520	$26,564

Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	339	37	47
Available-for-sale investments:
Change in net unrealized gain/loss	(54)	227	(83)
	285	264	(36)

Comprehensive (loss) income	$(65,869)	$4,784	$26,528

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Stockholders' Equity
(in thousands)

						Accumulated
						Other	Total
	Common Stock		Additional	Treasury	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Paid-In Capital	Stock	Deficit	Income (Loss)	Equity
Balance as of December 31, 2010	85,095	$85	$425,767	$—	$(177,203)	$(59)	$248,590
Issuance of common stock upon exercise of stock options for cash	1,437	1	2,855	—	—	—	2,856
Excess tax benefit on stock option exercises	—	—	4,222	—	—	—	4,222
Stock-based compensation	—	—	12,747	—	—	—	12,747
Net reclassification of repurchase liability for early exercise of stock options	—	—	92	—	—	—	92
Issuance of common stock under employee stock purchase plan	539	1	3,006	—	—	—	3,007
Release of restricted stock units	89	—	(249)	—	—	—	(249)
Net income	—	—	—	—	26,564	—	26,564
Unrealized loss on marketable securities	—	—	—	—	—	(83)	(83)
Translation adjustments	—	—	—	—	—	47	47
Balance as of December 31, 2011	87,160	$87	$448,440	$—	$(150,639)	$(95)	$297,793
Issuance of common stock upon exercise of stock options for cash	938	1	2,159	—	—	—	2,160
Excess tax benefit on stock option exercises	—	—	362	—	—	—	362
Stock-based compensation	—	—	14,614	—	—	—	14,614
Issuance of common stock under employee stock purchase plan	859	1	3,039	—	—	—	3,040
Release of restricted stock units	175	—	(291)	—	—	—	(291)
Issuance of common stock for compensation	35	—	203	—	—	—	203
Net income	—	—	—	—	4,520	—	4,520
Unrealized gain on marketable securities	—	—	—	—	—	227	227
Translation adjustments	—	—	—	—	—	37	37
Balance as of December 31, 2012	89,167	$89	$468,526	$—	$(146,119)	$169	$322,665
Issuance of common stock upon exercise of stock options for cash	881	1	1,504	—	—	—	1,505
Excess tax expense on stock option exercises	—	—	(2,177)	—	—	—	(2,177)
Stock-based compensation	—	—	16,774	—	—	—	16,774
Issuance of common stock under employee stock purchase plan	1,007	1	3,365	—	—	—	3,366
Release of restricted stock units	879	1	(985)		—	—	(984)
Purchase of treasury stock	(1,158)	—	—	(5,455)	—	—	(5,455)
Net loss	—	—	—	—	(66,154)	—	(66,154)
Unrealized loss on marketable securities	—	—	—	—	—	(54)	(54)
Translation adjustments	—	—	—	—	—	339	339
Balance as of December 31, 2013	90,776	$92	$487,007	$(5,455)	$(212,273)	$454	$269,825

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net (loss) income	$(66,154)	$4,520	26,564
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	8,060	5,474	4,396
Amortization of intangible assets	11,910	8,403	—
Change in acquisition related contingent consideration liability	(131)	431	—
Deferred taxes	24,183	(3,035)	12,674
Excess tax expense (benefit) on stock option exercises	2,177	(362)	(4,222)
Stock-based compensation	16,774	14,817	12,747
Amortization of premiums on investments	3,251	3,554	4,012
Provision for excess and obsolete inventory	3,667	394	1,738
Loss related to equity method investment	1,115	3,315	791
Impairment of investment	4,780	—	—
Gain on disposal of assets	(98)	(11)	—
Changes in operating assets and liabilities:
Accounts receivable	11,643	(7,885)	(7,652)
Inventory	9,225	554	17,924
Prepaid expenses and other current assets	(6,746)	7,219	(3,684)
Other long-term assets	(2,238)	(336)	365
Accounts payable	(2,777)	(181)	(6,714)
Accrued expenses and other current liabilities	(837)	3,609	531
Accrued payroll and benefits	(2,345)	3,151	(2,814)
Deferred rent	1,070	(416)	(470)
Other long-term liabilities	407	918	124
Net cash provided by operating activities	16,936	44,133	56,310
Investing activities:
Purchases of property and equipment	(8,333)	(9,061)	(4,294)
Purchases of marketable securities	(104,123)	(108,891)	(262,056)
Sales/maturities of marketable securities	111,073	150,289	132,266
Investment in non-consolidated entity	—	—	(10,000)
Net cash used in acquisition - Trident	—	(74,532)	—
Net cash used in acquisition - PLX	—	(10,274)	—
Net cash used in acquisition - Mobius	(13,025)	—	—
Net cash used in investing activities	(14,408)	(52,469)	(144,084)
Financing activities:
Net proceeds from the issuance of equity plan exercises	3,886	4,909	5,614
Excess tax (expense) benefit on stock option exercises	(2,177)	362	4,222
Purchase of treasury stock	(5,455)	—	—
Net cash (used in) provided by financing activities	(3,746)	5,271	9,836
Net effect of exchange rates on cash	310	78	31
Net increase in cash and cash equivalents	(908)	(2,987)	(77,907)
Cash and cash equivalents at beginning of period	17,206	20,193	98,100
Cash and cash equivalents at end of period	$16,298	$17,206	$20,193

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and these accompanying notes. Among the significant estimates affecting the consolidated financial statements are those related to business combinations, allowance for doubtful accounts, inventory reserves, long-lived assets (including intangible assets), warranty reserves, accrued bonuses, income taxes, valuation of equity securities and stock-based compensation. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.
Foreign Currency Translation
The functional currency for our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Net revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown as a component of accumulated other comprehensive income within stockholders' equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported in operating expenses in the consolidated statements of operations.
Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to hedge non-functional currency risks and to guarantee a minimum fixed price in local currency. Our accounting policies for derivative financial instruments are based on the criteria for designation of a hedging transaction as an accounting hedge, either as a cash flow or fair value hedge. A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from derivatives designated as fair value accounting hedges generally offset changes in the values of the hedged assets or liabilities over the life of the hedge. We recognize gains and losses on derivatives that are not currently designated as hedges for accounting purposes in earnings in other income, net. As of December 31, 2013 and 2012, we had no derivative instruments designated as accounting hedges. As such, all gains and losses on derivatives for the years ended December 31, 2013 and 2012 were recognized in earnings.

Revenue Recognition
Our net revenues are generated principally by sales of our semiconductor solutions products. During the years ended December 31, 2013, 2012 and 2011, product net revenues represented more than 99% of our total net revenues.
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
A portion of our sales are made through distributors, agents or customers acting as agents under agreements allowing for nonstandard rights of return or other potential concessions. Net revenues on sales made through these distributors are not recognized until the distributors ship the product to their customers.
Revenues derived from billing customers for shipping and handling costs are classified as a component of net revenues. Costs of shipping and handling charged by suppliers are classified as a component of cost of net revenues.
We record reductions to net revenues for estimated product returns and pricing adjustments, such as competitive pricing programs, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and historical participation in pricing programs and other factors known at the time. If actual returns or actual participation in pricing programs differ significantly from our estimates, such differences would be recorded in our results of operations for the period in which the actual returns become known or pricing programs terminate. To date, changes in estimated returns and pricing adjustments have not been material to net revenues in any related period.
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
We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and, based on our historical experience rate, do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the years ended December 31, 2013, 2012 and 2011, we reduced net revenue by $2.0 million, $0.7 million and $0.8 million, respectively, in connection with our rebate programs.
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
We maintain cash and cash equivalent accounts with Federal Deposit Insurance Corporation, or FDIC, insured financial institutions. In addition, certain of the our interest bearing collateral money market and savings accounts are each insured up to $250,000 by the FDIC. Our exposure for amounts in excess of FDIC insured limits at December 31, 2013 was $15.8 million. We have not experienced any losses in such accounts.
We invest cash in deposits and money market funds with major financial institutions, U.S. government obligations and debt securities of corporations with investment grade credit ratings in a variety of industries. It is our policy to invest in instruments that have a final maturity of no longer than two years, and to maintain a portfolio weighted average maturity of no longer than 12 months.

Concentration of Supplier Risk
We are dependent on NXP Semiconductors Netherlands B.V., or NXP, as our sole source manufacturer for some of our set-top-box, or STB, system-on-a-chip, or SoC, products and certain other products. If NXP became unable to manufacture these products for us in a timely manner and we were unable to find alternative vendors, our business, operating results and financial condition could be adversely affected. We are currently transitioning the manufacturing of certain STB SoC products to our other third-party manufacturers.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash, money market funds and commercial paper. We consider all highly liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.
Deferred Compensation
In June 2011, we implemented a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At December 31, 2013, we had marketable securities totaling $0.4 million related to investments in equity securities that are held in a rabbi trust under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.4 million at December 31, 2013, all of which was classified as non-current liabilities and is recorded in the consolidated balance sheets under other long-term liabilities.
Marketable Securities
We account for marketable securities by determining the appropriate classification of such securities at the time of purchase and reevaluating such classification as of each balance sheet date. As of December 31, 2013, we had classified $0.4 million of bank and time deposits and $0.4 million held under our non-qualified deferred compensation plan as trading securities. Trading securities are bought and held principally for the purpose of selling in the near term and are reported at fair value, with unrealized gains and losses included in earnings. All other marketable securities were classified as available-for-sale. Cash equivalents and available-for-sale marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders' equity, net of tax. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations.
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
Allowance for Doubtful Accounts
We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, we will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and our historical experience. We recorded no allowance for doubtful accounts as of December 31, 2013 and December 31, 2012.

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
We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. For the years ended December 31, 2013, 2012 and 2011, we recorded net charges for excess and obsolete inventory of $3.7 million, $0.4 million and $1.7 million, respectively.
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
We assess goodwill and indefinite-lived intangible assets for impairment using fair value measurement techniques on an annual basis during the fourth quarter of the year, or more frequently if indicators of impairment exist. We operate as one reporting unit. The goodwill impairment test is a two-step process. The first step compares the reporting unit's fair value to its net book value. If the fair value is less than the book value, the second step of the test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, we would recognize an impairment loss equal to that excess amount. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using market comparisons. These approaches use significant estimates and assumptions, including the determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables.
Investment in a Privately Held Company
Through the second quarter of 2013, we had accounted for our investment in Zenverge under the equity method of accounting since we had exercised significant influence, but we did not have the elements of control that would require consolidation. The rights of the other investors were both protective and participating. Unless we were determined to be the primary beneficiary, these rights precluded us from consolidating the investment. The investment was recorded initially at cost as an investment in Zenverge, and subsequently was adjusted for equity in net income and cash contributions and distributions. As described in Note 2, during the year ended December 31, 2013, we recorded an impairment charge of $4.8 million relating to our investment. As of December 31, 2013, our investment in the privately held company was $0.

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
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board, or FASB, issued FASB Accounting Standards Update, or ASU, No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on our financial statements.
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
There have been no other recent accounting standards, or changes in accounting standards, during the year ended December 31, 2013, that are of material significance, or have potential material significance to us.

2.	Supplemental Financial Information
Marketable Securities
We have marketable securities and financial instruments that are classified as either available-for-sale or trading securities. As of December 31, 2013, our short-term investment portfolio included $0.4 million of trading securities invested in a defined set of mutual funds directed by the participants in our non-qualified deferred compensation plan. As of December 31, 2013 these securities had net unrealized gains of $59,000 and a cost basis of $0.3 million. As of December 31, 2013, our short-term investment portfolio also included $0.4 million of trading securities invested in principal and interest guaranteed bank and time deposit accounts.

The following tables summarize available-for-sale investments by security type as of December 31, 2013 and December 31, 2012 (in thousands):

	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$7,493	$1	$—	$7,494
Corporate notes/bonds	63,591	48	(3)	63,636
Total marketable securities, short-term	71,084	49	(3)	71,130
Corporate notes/bonds, long-term	67,526	51	(43)	67,534
U.S. treasury and agency notes/bonds, long-term	2,000	—	—	2,000
Total	$140,610	$100	$(46)	$140,664

	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$6,988	$11	$(1)	$6,998
Corporate notes/bonds	67,944	56	(10)	67,990
U.S. treasury and agency notes/bonds	3,000	5	—	3,005
State and municipal bonds	1,235	3	—	1,238
Total marketable securities, short-term	79,167	75	(11)	79,231
Corporate notes/bonds, long-term	71,648	146	(46)	71,748
Total	$150,815	$221	$(57)	$150,979
Realized gains on our available-for-sale securities for the years ended December 31, 2013 and 2012 were $50,000 and $15,000, respectively. As of December 31, 2013, we had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months.
The following table summarizes the contractual maturities of our available-for-sale securities (in thousands):

As of December 31,
2013
Less than one year	$71,130
Due in one to five years	69,534
Due after five years	—
$140,664
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
Our non-qualified deferred compensation plan and employee benefit plan liabilities are classified as Level 1 liabilities within the hierarchy. The fair values of the liabilities are directly related to the valuation of the short-term and long-term investments held in trust for the plan. Hence, the carrying value of the non-qualified deferred compensation liability and employee benefit plan liability represents the fair value of the investment assets.
Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no assets classified as Level 3 instruments. There were no transfers between different levels during the year ended December 31, 2013.
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
The fair value measurements of our cash equivalents, marketable securities, contingent consideration, employee stock-based compensation guarantees and non-qualified deferred compensation plan consisted of the following as of December 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,503	$6,503	$—	$—
Short-term investments:
Commercial paper	7,494	—	7,494	—
Corporate notes/bonds	63,636	—	63,636	—
Mutual funds	352	352	—	—
Bank and time deposits	440	440	—	—
Long-term investments:
Corporate notes/bonds	67,534	—	67,534	—
U.S. treasury and agency notes/bonds	2,000	—	2,000	—
Total assets at fair value	$147,959	$7,295	$140,664	$—

Liabilities:
Employee stock-based compensation guarantees	$77	$—	$—	$77
Non-qualified deferred compensation plan	352	352	—	—
Total liabilities at fair value	$429	$352	$—	$77

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,083	$2,083	$—	$—
Short-term investments:
Commercial paper	6,998	—	6,998	—
Corporate notes/bonds	67,990	—	67,990	—
U.S. treasury and agency notes/bonds	3,005	—	3,005	—
State and municipal bonds	1,238	—	1,238	—
Mutual funds	368	368	—	—
Bank and time deposits	382	382	—	—
Long-term investments:
Corporate notes/bonds	71,748	—	71,748	—
Total assets at fair value	$153,812	$2,833	$150,979	$—

Liabilities:
Acquisition related contingent consideration	$131	$—	$—	$131
Employee stock-based compensation guarantees	152	—	—	152
Non-qualified deferred compensation plan	368	368	—	—
Total liabilities at fair value	$651	$368	$—	$283

The following table represents the change in level 3 liabilities which relate to acquisition related contingent consideration and employee stock compensation guarantees (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Acquisition related contingent consideration	Employee stock-based compensation guarantees	Total
Liability as of December 31, 2012	$131	$152	$283
Adjustments to fair value	(131)	(75)	(206)
Liability as of December 31, 2013	$—	$77	$77
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
The employee stock-based compensation guarantees represent compensation liability associated with certain restricted stock unit grants. Based on the terms of these grants, a cash payment is required to be made in the event that the stock price at the date of vesting falls below the grant date price. The fair value of this liability is evaluated quarterly using the Black-Scholes option pricing model which considers the potential payout, the remaining time until payout, volatility of the underlying shares, and the risk-free interest rate to calculate the liability that may be due under the arrangement.
Nonrecurring Fair Value Measurements
We measure certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a non-monetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the year ended December 31, 2013, we determined that we had incurred an other-than-temporary impairment of our investment in a privately held company and we wrote off the remainder of the investment of approximately $4.8 million. During the year ended December 31, 2012, we did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Inventory
The components of inventory were as follows (in thousands):

	December 31, 2013	December 31, 2012
Work in process	$7,697	$16,353
Finished goods	5,806	10,042
Total inventory	$13,503	$26,395
Property and Equipment
Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	December 31, 2013	December 31, 2012
Office and laboratory equipment	5	$24,162	$20,629
Computer equipment	3 - 5	7,165	6,473
Furniture and fixtures	3 - 7	2,353	2,032
Leasehold improvements	Lease term	7,042	6,438
Software	1 - 3	4,726	2,913
Construction in progress		487	846
		45,935	39,331
Accumulated depreciation		(27,941)	(21,702)
Property and equipment, net		$17,994	$17,629
Depreciation expense for the years ended December 31, 2013 and 2012 was $8.1 million and $5.5 million, respectively.
Investment in a Privately Held Company
In September 2011, we purchased shares of convertible preferred stock in Zenverge, Inc., or Zenverge, a privately-held, venture capital funded technology company, for a total investment cost of $10.0 million, which at the time of the investment represented a 16.3% equity interest in the company. We also entered into a strategic partnership to co-develop an integrated chip that combines our MoCA functionality with this entity's independently developed technology. As a result of our joint development arrangement with this company and the appointment of our CEO as a member of the company's board of directors, we determined that the ability to exercise significant influence over the company existed and, accordingly, we accounted for this investment following the equity method. The investment was recorded initially at cost as an investment in a privately held company and was subsequently adjusted for our equity position in net operating results and cash contributions and distributions. In addition, we recorded a charge relating to our proportionate ownership percentage of the premium paid for our investment in excess of our share of their net worth. The fair value of this premium consisted of certain intangible asset and goodwill values as determined by a valuation calculation. These intangible assets represented the excess of the book value of the privately held company as compared to the valuation of the privately held company.
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

For the year ended December 31, 2013, the change in the carrying value of our investment was $5.9 million, respectively, which is reflected as a decrease in our investment. As of December 31, 2013 and December 31, 2012, the carrying amount of our investment in a privately held company was $0 and $5.9 million, respectively, which is the extent of our exposure related to our investment in this entity.
Accrued Warranty
The following table presents a roll forward of our product warranty liability, which is included within accrued expenses and other current liabilities in the consolidated balance sheets (in thousands):

	Years Ended December 31,
	2013	2012
Beginning balance	$448	$15
Accruals for warranties issued during the period	135	497
Settlements made during the period	(35)	(46)
Change in estimated warranty rate	(445)	(11)
Expirations	(53)	(7)
Ending balance	$50	$448
Accrued Bonuses
We maintained a discretionary management bonus plan in 2013 and 2012. The potential bonus payments made under our plans are based significantly on the achievement of operational, financial and business development objectives for each calendar year. As of December 31, 2013, no management bonuses were accrued or paid under this plan since the operational, financial and business development objectives were not met in 2013.
As of December 31, 2012, we incurred $4.3 million in management bonuses for the year ended December 31, 2012, of which $2.8 million was paid during 2012 and the remaining amount was paid in 2013. Any actual bonus amounts awarded were at the discretion of the compensation committee of our board of directors and in accordance with the terms of the plan.
Restructuring Activity
In order to rebalance our operations in an attempt to leverage synergies from our acquisitions and to refine our business operations, we have implemented two operational restructuring plans. As a result of these activities, we recorded a restructuring charge of $1.7 million in the year ended December 31, 2013. This plan resulted in a reduction of our personnel by 66 employees or approximately 10% of our workforce. In November 2012, we incurred a restructuring charge of $0.9 million, which resulted in a reduction of our personnel by 40 employees or approximately 6% of our workforce.
The following table presents a roll forward of our restructuring liability as of December 31, 2013, which is included within accrued payroll and benefits in the consolidated balance sheets (in thousands):

Restructuring Liability - Employee Separation Expenses
Liability as of January 1, 2012	$—
Restructuring charges	897
Cash payments	(363)
Liability as of December 31, 2012	534
Restructuring charges	1,694
Cash payments	(2,228)
Liability as of December 31, 2013	$—

Deferred Compensation
We have a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At December 31, 2013, we had marketable securities totaling $0.4 million related to investments in equity securities that are held in a rabbi trust established under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.4 million at December 31, 2013, all of which was classified as a non-current liability and recorded in our consolidated balance sheets under other long-term liabilities.
Purchase Commitments
We had firm purchase order commitments for the acquisition of inventory as of December 31, 2013 and December 31, 2012 of $16.8 million and $12.0 million, respectively.
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
The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net (loss) income—basic and diluted	$(66,154)	$4,520	$26,564
Denominator:
Weighted average number of shares of common stock outstanding	90,494	88,164	86,269
Less: Restricted stock	—	—	(11)
Weighted average number of shares of common stock outstanding—basic	90,494	88,164	86,258
Effect of dilutive securities:
Restricted stock	—	—	11
ESPP shares	—	68	55
Stock award common share equivalents	—	2,132	2,694
Weighted average number of shares of common stock outstanding—diluted	90,494	90,364	89,018
Net (loss) income per share—basic	$(0.73)	$0.05	$0.31
Net (loss) income per share—diluted	$(0.73)	$0.05	$0.30
For the years ended December 31, 2013, 2012 and 2011, potentially dilutive securities covering 15.2 million, 6.1 million and 4.4 million shares of our common stock, respectively, were not included in the diluted net (loss) income per share calculations because they would be antidilutive.

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
In connection with the completion of the Mobius transaction, certain Mobius personnel entered into employment arrangements with Entropic. On July 18, 2013 we granted restricted stock units, or RSUs, for an aggregate 3.2 million shares of common stock as long-term retention grants to certain employees of Mobius who joined Entropic. The RSUs had an estimated value of $14.0 million on the grant date. Approximately 0.9 million of the 3.2 million RSUs vest over a 15 month period, or earlier upon the achievement of certain milestones and the remaining 2.3 million RSUs vest over a 36 month period. These RSUs are being accounted for as compensation expense over the vesting periods. We currently estimate that the performance based milestones related to the 0.9 million RSUs will not be achieved prior to the 15 month service period.
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

Supplemental Pro Forma Information
The following unaudited pro forma information presents the consolidated results of operations of Entropic and Trident as if the acquisition had occurred at the beginning of the period presented, with pro forma adjustments to give effect to amortization of intangible assets and certain other adjustments. The proforma impact of the PLX and Mobius acquisitions was not material (in thousands, except per share amounts):

Year Ended December 31,
2012
Net revenues	$344,395
Net loss	(707)
Net loss per share - basic and diluted	(0.01)

Adjustments to the supplemental pro forma combined results of operations were as follows (in thousands):

Year Ended December 31,
2012
Net impact of the change in amortization of intangibles	$734
Transaction related expenses related to acquisition	4,261
Reorganization expenses related to Trident's bankruptcy filing	1,471
Adjust taxes to the blended rate after business combination	4,901
$11,367
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
On June 5, 2013, we acquired the intellectual property assets of Mobius and recognized $0.8 million of goodwill in connection with the acquisition.
On July 6, 2012, we acquired specific direct broadcast satellite intellectual property and corresponding technologies from PLX and recognized $0.7 million of goodwill in connection with the acquisition.
On April 12, 2012, we completed our acquisition of the STB business of Trident and recognized $4.0 million of goodwill in connection with the acquisition. During the year ended December 31, 2013, we finalized the acquisition related hold back payments with Trident. The finalization of these amounts resulted in a decrease to goodwill of $0.7 million. As of December 31, 2013, the goodwill related to the acquisition of Trident was $3.3 million.

The following tables summarize intangibles as of December 31, 2013 and December 31, 2012 (in thousands):

	As of December 31, 2013
	Gross	Accumulated Amortization	Net
Developed technology	$43,475	$(15,426)	$28,049
In-process research and development	13,761	—	13,761
Total intangibles amortized to cost of net revenues	57,236	(15,426)	41,810
Customer relationships	6,800	(1,579)	5,221
Non-compete agreement	1,603	(1,308)	295
Customer backlog	2,000	(2,000)	—
Total intangibles amortized to operating expense	10,403	(4,887)	5,516
Total intangible assets	$67,639	$(20,313)	$47,326

	As of December 31, 2012
	Gross	Accumulated Amortization	Net
Developed technology	$32,400	$(5,828)	$26,572
In-process research and development	12,700	—	12,700
Total intangibles amortized to cost of net revenues	45,100	(5,828)	39,272
Customer relationships	6,800	(608)	6,192
Non-compete agreement	1,500	(529)	971
Customer backlog	2,000	(1,438)	562
Total intangibles amortized to operating expense	10,300	(2,575)	7,725
Total intangible assets	$55,400	$(8,403)	$46,997

As of December 31, 2013, the estimated future amortization expense of intangible assets is as follows, excluding in-process research and development intangible assets that have not reached technological feasibility (in thousands):

Years Ending December 31,	Estimated Amortization
2014	$12,113
2015	11,863
2016	6,013
2017	2,242
2018	971
Thereafter	363
$33,565

5.	Commitments and Contingencies
We have multiple operating leases for facilities and software license agreements expiring through 2022. The terms of certain leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the respective lease periods and have accrued for rent expense incurred, but not paid. As of December 31, 2013, we had no outstanding capital leases.

The minimum future payments under all non-cancellable operating leases with an initial term of one year or more as of December 31, 2013 were as follows (in thousands):

Years Ending December 31,
2014	$11,359
2015	7,908
2016	6,992
2017	4,069
2018	3,318
Thereafter	10,474
$44,120
Operating lease expense for the years ended December 31, 2013, 2012 and 2011 was $17.7 million, $12.4 million and $5.6 million, respectively.

6.	Stockholders’ Equity
Common Stock
We had 200,000,000 shares of common stock authorized, 91,934,000 shares of common stock issued and 90,776,000 shares of common stock outstanding as of December 31, 2013.
Preferred Stock
We are authorized to issue 10,000,000 shares of undesignated preferred stock at $0.001 par value per share. Our board of directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock. As of December 31, 2013, no preferred stock was outstanding.
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
During the year ended December 31, 2013, $5.5 million of purchases were made under this program.
Equity Incentive Plans
We have in effect equity compensation plans under which incentive stock options, non-qualified stock options and restricted stock units have been granted to employees, directors and consultants to purchase shares of our common stock at a price not less than the fair market value of the stock at the date of grant except in the event of a business combination.
2012 Inducement Award Plan
Our 2012 Inducement Award Plan became effective April 8, 2012. This plan provides for the grant of non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock awards to eligible new employees or directors not previously employed by us. As of December 31, 2013, there were 2,300,000 shares of common stock reserved under the 2012 Inducement Award Plan.

2007 Equity Incentive Plan
Our 2007 Equity Incentive Plan, or the 2007 Plan, became effective upon the execution of the underwriting agreement in connection with our initial public offering and replaced our 2001 Stock Option Plan, or the 2001 Plan. The 2007 Plan provides for the grant of incentive and non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, or collectively Stock Awards. As of December 31, 2013, there were 29,941,000 shares of common stock reserved under the 2007 Plan. This share amount is automatically increased by the amount equal to the number of shares subject to any outstanding option under the 2001 Plan that expires or is forfeited following the date that the 2007 Plan became effective. In addition, the share reserve will automatically increase on January 1 of each year through 2017 by the lesser of 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, 7,692,000 shares of common stock, or a lesser amount of shares of common stock to be determined by the board of directors prior to the first day of the calendar year. Our board of directors may amend or terminate the 2007 Plan at any time. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to 10 years from the grant date. In January 2014, 4,539,000 shares of common stock, which was 5% of the outstanding shares of common stock as of December 31, 2013, were added to the 2007 Plan.
2007 Non-Employee Directors’ Plan
Our 2007 Non-Employee Directors’ Plan, or Directors’ Plan, became effective upon the execution of the underwriting agreement in connection our initial public offering. As of December 31, 2013, an aggregate of 753,000 shares of common stock were reserved under the Directors' plan. This share amount will automatically increase on January 1 of each year through 2017 by an amount equal to the excess of: the number of shares subject to options granted during the preceding calendar year, over the number of shares, if any, added back to the share reserve during the preceding calendar year. Upon election to our board of directors, each non-employee director will receive an initial grant of a non-qualified option to purchase 51,000 shares of our common stock, which will vest in 48 equal monthly installments. Further, non-employee directors receive an automatic annual grant of a non-qualified option to purchase 13,000 shares of common stock, which will vest in twelve equal monthly installments. The exercise price of any options granted to a non-employee director under the Directors’ Plan is equal to 100% of the fair market value of our common stock on the date of the grant. The Directors’ Plan provides that options granted under the plan will become fully vested and exercisable in the event of a change of control. In January 2014, 60,000 shares of common stock, which was equal to the number of shares subject to grants made under the Directors’ Plan in 2013, less the shares added back from cancellations, were added to the Directors’ Plan.
2007 Employee Stock Purchase Plan
Under the terms of our ESPP, all eligible employees may purchase shares of common stock at 85% of the lower of the fair market value on the first date of each twelve-month offering period or the purchase date. Employees may authorize us to withhold up to 15% of their compensation during any offering period, subject to certain limitations, to purchase shares of our common stock under the ESPP. The ESPP authorized up to 7,518,000 shares of common stock for purchase by our employees as of December 31, 2013. The ESPP share reserve will automatically increase on January 1 of each year through 2017 by the lesser of 1.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, 2,308,000 shares of common stock, or a lesser amount of shares of common stock to be determined by our board of directors prior to the first day of the calendar year. In January 2014, 1,361,000 shares of common stock, which was 1.5% of the outstanding shares of common stock as of December 31, 2013, were added to the ESPP.

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
Combined Incentive Plan Activity
A summary of our stock option award activity and related information under our existing incentive plans for the years ended December 31, 2013, 2012 and 2011 is set forth below.

	(in thousands, except per share data)
	Number of Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	9,719	3.10	$87,225
Granted	3,001	8.08
Exercised	(1,425)	2.00
Cancelled/forfeited/expired	(224)	5.40
Outstanding as of December 31, 2011	11,071	4.55	$16,171
Granted	1,497	5.03
Exercised	(938)	2.30
Cancelled/forfeited/expired	(1,016)	5.31
Outstanding as of December 31, 2012	10,614	4.74	$14,069
Granted	1,166	4.16
Exercised	(880)	1.71
Cancelled/forfeited/expired	(1,245)	5.93
Outstanding as of December 31, 2013	9,655	4.80	$8,072
The weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2013, 2012 and 2011 was $2.97, $3.52 and $5.52, respectively. Stock-based compensation expense associated with stock options related to employees for the years ended December 31, 2013, 2012 and 2011 was $7.3 million, $8.6 million and $9.6 million, respectively. The weighted average remaining contractual term of options outstanding as of December 31, 2013 was 6.6 years. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $2.5 million, $3.2 million and $9.2 million, respectively. Option exercises were settled with shares of common stock.
As of December 31, 2013, outstanding options to purchase 6,903,000 shares were exercisable with a weighted average exercise price of $4.50 per share and an aggregate intrinsic value of $7.5 million. The weighted average remaining contractual term of options exercisable as of December 31, 2013 was 5.9 years.
During the year ended December 31, 2013, 1,007,000 shares of our common stock were purchased through the ESPP which resulted in proceeds to us of $3.4 million. Stock based compensation expense associated with the ESPP plan for the years ended December 31, 2013, 2012 and 2011, was $1.4 million, $2.2 million and $1.5 million, respectively.

Restricted stock unit activity for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2010	249	4.82
Restricted stock units granted	517	8.24
Restricted stock units cancelled	(23)	7.54
Restricted stock units vested	(117)	4.80
Balance at December 31, 2011	626	7.55
Restricted stock units granted	3,064	4.52
Restricted stock units cancelled	(261)	5.27
Restricted stock units vested	(245)	6.76
Balance at December 31, 2012	3,184	4.88
Restricted stock units granted	5,472	4.31
Restricted stock units cancelled	(722)	4.64
Restricted stock units vested	(1,105)	4.38
Balance at December 31, 2013	6,829	4.49
Stock based compensation expense associated with the above restricted stock unit awards for the years ended December 31, 2013, 2012 and 2011, was $8.1 million, $3.8 million and $1.4 million, respectively.
As of December 31, 2013, we had 15,904,000 authorized shares available for future issuance under all of our equity incentive plans.
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
We allocated stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of net revenues	$861	$828	$557
Research and development	9,829	7,428	6,272
Sales and marketing	1,885	2,288	1,986
General and administrative	4,199	4,273	3,932
Total stock-based compensation expense	$16,774	$14,817	$12,747
Prior to 2010, we granted options and other stock awards to consultants in connection with their service agreements. For the years ended December 31, 2013, 2012 and 2011, we recorded compensation expense related to these awards of $9,000, $0.1 million and $0.2 million, respectively. The fair value of the awards was estimated using a Black-Scholes option-pricing model.

We reviewed and updated our forfeiture rate, expected term and volatility assumptions during the year ended December 31, 2013 and there was no significant impact. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. Through June 30, 2013, we used a combination of our historical experience, the contractual term and the average option term of a comparable peer group to determine the expected life of our option grants. The peer group historical term was used due to the limited trading history of our common stock. The estimated volatility incorporated historical volatility of similar entities whose share prices are publicly available. Effective July 1, 2013, we no longer incorporate peer group data in determining our expected life and volatility assumptions. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.
The total fair value of options and awards vested for each of the years ended December 31, 2013, 2012 and 2011, was $12.7 million, $12.1 million and $9.2 million, respectively. The fair value of stock options granted to employee and directors was estimated at the grant date using the following assumptions:

Years Ended December 31,
	2013	2012	2011
Expected life (years)	5.3 - 5.4	5.1 - 5.3	5.0 - 5.1
Risk-free interest rate	0.8% - 1.5%	0.7% - 1.1%	1.0% - 2.2%
Expected volatility	89% to 90%	89% to 90%	86% to 87%
Expected dividend yield	—	—	—
The fair value of stock options granted under the ESPP was estimated at the grant date using the following assumptions:

Years Ended December 31,
	2013	2012	2011
Expected life (years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	0.1% to 0.2%	0.1% to 0.2%	0.1% to 0.4%
Expected volatility	39% to 84%	58% to 100%	42% to 100%
Expected dividend yield	—	—	—
As of December 31, 2013, we estimate there were $29.5 million in total unrecognized compensation costs related to employee stock option agreements, which are expected to be recognized over a weighted-average period of 1.3 years. As of December 31, 2013, we estimate there were $0.5 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.4 years.
Shares Reserved for Future Issuance
The following shares of common stock are reserved for future issuance (in thousands):

	As of December 31,
	2013	2012
Exercise of stock awards issued and outstanding	16,484	13,798
Authorized for grants under equity incentive plans	15,904	15,745
Total	32,388	29,543

7.	Derivative Instruments
In the fourth quarter of 2012 we implemented a policy to manage some of our foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short-term effect of currency fluctuations. Our policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in other income, net. We use quoted prices to value our derivative instruments. During the years ended December 31, 2013 and 2012, we recorded a gain of $0.2 million and a loss of $0.1 million, respectively, related to these fair value hedging contracts. As of December 31, 2013, we had outstanding contracts to purchase $12.6 million of Chinese yuan and $3.3 million of Indian rupees which settle during the course of the next 12 months.

8.	Income Taxes
The domestic and international components of income (loss) before provision from income taxes are presented as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$(49,537)	$6,583	$39,553
International	3,787	2,094	1,064
Income (loss) before taxes	$(45,750)	$8,677	$40,617
Income tax provision consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$(5,508)	$6,839	$1,198
State	7	5	13
Foreign	1,480	281	168
Total current	$(4,021)	$7,125	$1,379

Deferred:
Federal	$24,407	$(2,968)	$12,674
State	—	—	—
Foreign	18	—	—
Total deferred	24,425	(2,968)	12,674
Total income tax provision	$20,404	$4,157	$14,053

The following is a reconciliation of the expected statutory federal income tax (benefit) provision to our actual income tax provision (in thousands):

	Years Ended December 31,
	2013	2012	2011
Tax computed at the federal statutory rate	$(16,012)	$3,037	$14,216
State tax, net of federal benefit	(14)	7	62
Permanent items	466	175	87
Stock-based compensation	721	843	618
Research credits	(7,962)	(3,572)	(4,276)
Tax reserves	855	303	942
Change in tax rates	—	22	—
Change in valuation allowance	42,621	3,530	2,609
Difference in foreign tax rate	(285)	(188)	(205)
Tax attribute write-off	14	—	—
Income tax provision	$20,404	$4,157	$14,053
The significant components of our deferred tax assets and liabilities were comprised of the following at December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Research and development and other credits	$30,200	$20,050
Acquired intangibles	13,432	8,688
Stock-based compensation	10,120	9,274
Capitalized research and development	311	901
Net operating loss carryforwards	2,660	2,609
Other, net	3,513	3,907
Total deferred tax assets	60,236	45,429
Valuation allowance for deferred tax assets	(58,495)	(16,830)
Deferred tax liabilities:
Depreciation and amortization	(1,932)	(2,187)
Net deferred tax (liabilities) assets	$(191)	$26,412
At December 31, 2013, we had total federal and state net operating loss, or NOL, carryforwards of approximately $0.3 million and $32.1 million, respectively. If not utilized, the federal and state NOL carryforwards will begin to expire in 2021 and 2014, respectively.
As of December 31, 2013, we had federal and state research and development, or R&D, tax credit carryforwards of approximately $18.8 million and $20.0 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2021 unless previously utilized. The California R&D tax credit will carryforward indefinitely.
We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from excess tax benefits. As of December 31, 2013 and 2012, deferred tax assets do not include $3.0 million and $3.0 million, respectively of these excess tax benefits from employee stock option exercises that are a component of our NOL carryforwards. Additional paid-in capital will be increased up to an additional $1.1 million if such excess tax benefits are realized.

During the second quarter of 2013, we evaluated our gross deferred income tax assets, including an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance is required. A significant negative factor in our assessment was the expectation that we may be in a three-year historical cumulative loss as of the end of the first quarter of fiscal 2014 and through the near term, as profitable quarters in the earlier years are removed from the rolling three-year calculation. After considering our recent history of losses and management's expectation of additional near-term losses, during the second quarter of 2013, we recorded a valuation allowance of approximately $26.7 million on our gross deferred tax assets with a corresponding charge to our income tax provision. We continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist.
As of December 31 2013, based on the weight of available evidence, we concluded that it is not more likely than not that the benefits of federal and state deferred income tax assets will be realized. We have offset all federal and state deferred tax assets with a valuation allowance, net of deferred tax liabilities related to indefinite-lived intangibles for which no future realization can be expected.
The net change in the total valuation allowance was an increase of $41.7 million, $3.5 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, utilization of NOLs and credit carryforwards may be subject to an annual limitation due to future ownership change limitations provided by the Internal Revenue Code and similar state provisions. The tax benefits related to future utilization of federal and state NOLs and tax credit carryforwards may be limited or lost if cumulative changes in ownership exceed 50% within any three-year period. Previous limitations due to Section 382 have been reflected in the deferred tax assets at December 31, 2013 and 2012.
As of December 31, 2013 and 2012, our unrecognized tax benefits totaled $9.5 million and $8.4 million, respectively, of which $7.1 million and $6.3 million, respectively, would impact the effective tax rate if recognized at a time when the valuation allowance no longer exists.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance as of December 31, 2011	$7,551
Increases related to current year tax positions	979
Decreases related to prior year tax positions	(174)
Balance as of December 31, 2012	8,356
Increases related to current year tax positions	1,505
Decreases related to prior year tax positions	(371)
Balance as of December 31, 2013	$9,490
We do not expect unrecognized tax benefits to change significantly over the next 12 months.
We file income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by Federal and State tax authorities for years prior to 2010, however, NOL and R&D credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2013, the amount accrued for interest and penalties associated with uncertain tax positions was nominal.
In December 2012, we settled an income tax audit related to our Israeli subsidiary for the 2007 through 2010 tax years. As a result of this settlement, we decreased our liability for unrecognized tax benefits during 2012 by approximately $0.2 million.
As of December 31, 2013, undistributed earnings of our foreign subsidiaries of approximately $6.5 million are considered permanently reinvested. Accordingly, we have made no provision for U.S. income taxes or additional non-U.S. taxes on these cumulative unremitted earnings. These earnings could become subject to additional taxes if remitted as dividends, loaned to us or a U.S. affiliate or if we sold our interests in the affiliates. We cannot practicably estimate the amount of additional taxes that might be payable on the unremitted earnings.

9.	Employee Benefits
We have a defined contribution 401(k) plan for employees who are at least 21 years of age. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation, but not in excess of the maximum amounts allowed under the Internal Revenue Code. Our contributions to the plan are discretionary. During the years ended December 31, 2013, 2012 and 2011, we contributed $0.8 million, $0.7 million and $0.5 million, respectively, to the plan.
Our Indian subsidiary has a gratuity plan and a compensated absence plan pursuant to which we are required to make payments. Our liability for the gratuity plan is calculated based on the salary of employees multiplied by years of service. Our liability for the compensated absence plan is calculated based on the daily salary of the employees multiplied by 30 days of compensated absence. The resulting balances of $0.2 million is included in other non-current liabilities. A corresponding asset of $0.1 million is included in other assets. The underfunded balance of these plans was $0.1 million as of December 31, 2013.

10.	Supplemental Disclosure of Cash-Flow and Non-Cash Activity
Cash-Flow
The following table sets forth supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cash paid for taxes	$1,329	$6,060	$1,859
Non-Cash Activity
The following table sets forth supplemental disclosure of non-cash activity (in thousands):

	Years Ended December 31,
	2013	2012	2011
Repurchase liability for early exercise of stock options	—	—	92

11.	Significant Customer, Vendor and Geographic Information
Customers
Based on direct shipments, customers that exceeded 10% of total net revenues or accounts receivable were as follows:

	Net Revenues			Accounts Receivable
	Years Ended December 31,			As of December 31,
	2013	2012	2011	2013	2012
Foxconn Electronics, Inc.	16%	*	*	12%	*
Motorola Mobility, Inc.	*	13%	17%	*	11%
Wistron NeWeb Corporation	18%	21%	25%	24%	29%

*	Customer accounted for less than 10% of total net revenues or accounts receivable, as applicable, for the period indicated.

Vendors
Vendors that represented a significant portion of total purchases (exclusive of payroll and related costs) were as follows:

	Years Ended December 31,
	2013	2012	2011
Amkor Technology, Inc.	*	12%	28%
NXP Semiconductors	*	13%	*
Taiwan Semiconductor Manufacturing Company, Ltd.	20%	22%	23%
Tower Semiconductor Ltd.	*	*	15%

*	Vendor accounted for less than 10% of total purchases (exclusive of payroll and related costs) for the period indicated
Geographic Information
Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Asia	$225,184	$281,425	$213,524
Europe	3,669	6,901	756
United States	7,148	3,741	872
North America, other	23,375	29,611	25,476
Total	$259,376	$321,678	$240,628
As of December 31, 2013 and December 31, 2012, long-lived assets, which represent property, plant and equipment, net of accumulated depreciation, and lease deposits, located outside of the United States were $7.4 million and $6.3 million, respectively.

12.	Quarterly Financial Data (Unaudited)
The following table presents certain quarterly financial data for the eight consecutive quarters ended December 31, 2013. The unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data. We believe that our quarterly revenue, particularly the mix of revenue components, and operating results are likely to vary in the future. The operating results for any quarter are not necessarily indicative of the operating results for any future period or for any full year.

	Net Revenues	Gross Profit	Net (Loss) Income	Basic Net (Loss) Income Per Share	Diluted Net (Loss) Income Per Share
	(in thousands, except per share data)
Year Ended December 31, 2013
Fourth Quarter	$57,931	$27,794	$(11,902)	$(0.13)	$(0.13)
Third Quarter	56,376	27,513	(11,935)	(0.13)	(0.13)
Second Quarter	70,612	34,256	(39,913)	(0.44)	(0.44)
First Quarter	74,457	34,839	(2,404)	(0.03)	(0.03)
Year Ended December 31, 2012
Fourth Quarter	$89,698	$43,909	$46	$—	$—
Third Quarter	89,825	44,047	408	—	—
Second Quarter	83,052	42,855	173	—	—
First Quarter	59,103	33,192	3,893	0.04	0.04

13.	Legal Matters
From time to time, we may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. There are no material outstanding claims or litigation against us at December 31, 2013.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
ENTROPIC COMMUNICATIONS, INC.
(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserve for excess and obsolete inventory	3,315	3,466	(3,073)	3,708
Total	$3,315	$3,466	$(3,073)	$3,708
Year Ended December 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserve for excess and obsolete inventory	3,284	349	(318)	3,315
Total	$3,284	$349	$(318)	$3,315
Year Ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserve for excess and obsolete inventory	1,789	1,738	(243)	3,284
Total	$1,789	$1,738	$(243)	$3,284

S-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTROPIC COMMUNICATIONS, INC.

By:	/S/ PATRICK HENRY
Patrick Henry President and Chief Executive Officer

Date:	February 21, 2014
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

Signature	Title	Date

/S/ PATRICK HENRY	President, Chief Executive Officer and Member of the Board of Directors	February 21, 2014
Patrick Henry	(Principal Executive Officer)

/S/ DAVID LYLE	Chief Financial Officer	February 21, 2014
David Lyle	(Principal Financial Officer)

/S/ TREVOR RENFIELD	Vice President, Accounting and Chief Accounting Officer	February 21, 2014
Trevor Renfield	(Principal Accounting Officer)

/S/ UMESH PADVAL	Chairman of the Board of Directors	February 21, 2014
Umesh Padval

/S/ ROBERT L. BAILEY	Member of the Board of Directors	February 21, 2014
Robert L. Bailey

/S/ WILLIAM BOCK	Member of the Board of Directors	February 21, 2014
William Bock

/S/ KEITH BECHARD	Member of the Board of Directors	February 21, 2014
Keith Bechard

/S/ KENNETH MERCHANT	Member of the Board of Directors	February 21, 2014
Kenneth Merchant

/S/ THEODORE TEWKSBURY	Member of the Board of Directors	February 21, 2014
Theodore Tewksbury

Exhibit Index

Exhibit Number	Description of Document
2.1(13)	Asset Purchase Agreement dated January 18, 2012 by and between the Registrant and Trident Microsystems, Inc. and certain of its subsidiaries.

2.2(13)	Amendment to Asset Purchase Agreement, dated January 18, 2012 by and between the Registrant and Trident Microsystems, Inc. and certain of its subsidiaries.

2.3(16)	Second Amendment, dated February 2, 2012, to Asset Purchase Agreement, dated January 18, 2012 by and between the Registrant and Trident Microsystems, Inc. and certain of its subsidiaries.

2.4(16)	Third Amendment, dated March 14, 2012, to Asset Purchase Agreement, dated January 18, 2012 by and between the Registrant and Trident Microsystems, Inc. and certain of its subsidiaries.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Form of Common Stock Certificate of the Registrant.

10.1+(4)	2007 Equity Incentive Plan and Form of Option Agreement, Form of Option Grant Notice thereunder and Notice of Exercise.

10.2+(5)	2007 Non-Employee Directors’ Stock Option Plan and Form of Option Agreement, Forms of Grant Notice and Notice of Exercise thereunder.

10.3+(4)	2007 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10.4+(3)	2001 Equity Incentive Plan and Form of Stock Option Agreement, Form of Notice Grant of Stock Option and Form of Stock Option Exercise Notice thereunder.

10.5+(3)	RF Magic, Inc. 2000 Incentive Stock Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.

10.6+(6)	Entropic Communications, Inc. Management Bonus Plan.

10.7+(2)	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.

10.8+(3)	Form of Employee Innovations and Proprietary Rights Assignment Agreement by and between the Registrant and each of its executive officers.

10.9+(9)	Amended and Restated Executive Employment Agreement dated December 7, 2009 by and between the Registrant and Patrick Henry.

10.10+(7)	Employment Offer Letter dated June 15, 2007 by and between the Registrant and David Lyle.

10.11+(9)	Amended and Restated Change of Control Agreement dated December 7, 2009 by and between the Registrant and David Lyle.

10.12+(8)	Employment Offer Letter dated August 30, 2012 by and between the Registrant and Charles Lesko, as amended.

10.13+(8)	Employment Offer Letter dated August 12, 2012 by and between the Registrant and Vahid Manian.

10.14+(12)	Amended and Restated Offer Letter and Relocation Agreement dated May 19, 2011 by and between the Registrant and Michael Farese.

10.15+(12)	Amended and Restated Relocation Agreement dated May 19, 2011 by and between the Registrant and Michael Farese.

10.16+(5)	Change of Control Agreement dated June 1, 2010 by and between the Registrant and Michael Farese.

Exhibit Number	Description of Document
10.17+(3)	Director Offer Letter dated March 25, 2007 by and between the Registrant and Kenneth Merchant.

10.18+(3)	Director Offer Letter dated November 23, 2004 by and between the Registrant and Umesh Padval.

10.19+(10)	Director Offer Letter dated June 9, 2009 by and between the Registrant and Keith Bechard.

10.20+(11)	Director Offer Letter dated August 29, 2010 by and between Registrant and Dr. Ted Tewksbury.

10.21+(11)	Director Offer Letter dated September 1, 2010 by and between Registrant and Robert Bailey.

10.22+(18)	Director Offer Letter dated September 14, 2012 by and between Registrant and William G. Bock.

10.23(17)	Amended Office Lease dated October 16, 2013 by and between the Registrant and Kilroy Realty, L.P.

10.24(3)	Promoter Member Agreement dated November 20, 2003, as amended, by and between the Registrant and Multimedia over Coax Alliance.

10.25#(3)	Corporate Supply Agreement dated March 2, 2006 by and between the Registrant and Motorola Mobility, Inc. (formerly Motorola, Inc.

10.26#(3)	Development and License Agreement dated September 15, 2002 by and between RF Magic, Inc. and STMicroelectronics N.V.

10.27+(12)	Entropic Communications, Inc. Nonqualified Deferred Compensation Plan.

10.28+(12)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement-Recipients Not Eligible to Participate Under the Nonqualified Deferred Compensation Plan.

10.29+(12)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement-Recipients Eligible to Participate Under the Nonqualified Deferred Compensation Plan.

10.30+(14)	Entropic Communications, Inc. 2012 Inducement Award Plan.

10.31+(14)	Form of Stock Option Agreement for the 2012 Inducement Award Plan.

10.32+(14)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for the 2012 Inducement Award Plan.

10.33#(15)
Amended and Restated Manufacturing Services Agreement, dated April 12, 2012, by and between the Registrant (as successor-in-interest to Trident Microsystems (Far East) Ltd.) and NXP Semiconductors Netherlands B.V.

Exhibit Number	Description of Document
21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included as part of the signature page).

31.1*	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Filed herewith.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2013.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.

(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2008.

(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 3, 2011.

(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2010.

(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2008.

(8)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 3, 2013.

(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2009.

(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2009.

(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2010.

(12)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2011.

(13)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed with the SEC on January 20, 2012.

(14)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed with the SEC on April 17, 2012.

(15)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2012.

(16)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed with the SEC on April 18, 2012.

(17)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 5, 2013.

(18)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2013.