Form 10-Q
period 2014-03-31
ENTROPIC COMMUNICATIONS INC
filed 2014-05-08
CIK 1227930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

There were 88,858,539 shares of the registrant's common stock, par value $0.001 per share, outstanding as of April 30, 2014.

ENTROPIC COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2014	December 31, 2013(1)
Assets
Current assets:
Cash and cash equivalents	$11,453	$16,298
Marketable securities	94,821	71,922
Accounts receivable, net	33,726	30,204
Inventory	14,479	13,503
Deferred tax assets, current	51	51
Prepaid expenses and other current assets	18,706	18,739
Total current assets	173,236	150,717
Property and equipment, net	18,174	17,994
Long-term marketable securities	30,740	69,534
Intangible assets, net	44,166	47,326
Goodwill	4,688	4,688
Other long-term assets	4,767	5,001
Total assets	$275,771	$295,260
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,225	$8,601
Accrued expenses and other current liabilities	5,711	6,318
Accrued payroll and benefits	8,489	7,077
Total current liabilities	29,425	21,996
Deferred rent	1,858	1,751
Other long-term liabilities	1,848	1,688
Stockholders’ equity:
Common stock	92	92
Additional paid-in capital	492,047	487,007
Treasury stock	(14,481)	(5,455)
Accumulated deficit	(235,526)	(212,273)
Accumulated other comprehensive income	508	454
Total stockholders’ equity	242,640	269,825
Total liabilities and stockholders’ equity	$275,771	$295,260

(1) The unaudited condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Net revenues	$55,655	$74,457
Cost of net revenues	29,593	39,618
Gross profit	26,062	34,839
Operating expenses:
Research and development	35,266	28,070
Sales and marketing	7,445	6,455
General and administrative	6,132	6,083
Amortization of intangibles	443	930
Total operating expenses	49,286	41,538
Loss from operations	(23,224)	(6,699)
Loss related to equity method investment	—	(780)
Other income, net	81	428
Loss before income taxes	(23,143)	(7,051)
Income tax provision (benefit)	110	(4,647)
Net loss	$(23,253)	$(2,404)
Net loss per share—basic and diluted	$(0.26)	$(0.03)
Weighted average number of shares used to compute net loss per share—basic and diluted	89,705	89,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(23,253)	$(2,404)

Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	43	(44)
Available-for-sale investments:
Change in net unrealized gain/loss	11	(22)
	54	(66)

Comprehensive loss	$(23,199)	$(2,470)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(23,253)	$(2,404)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,807	1,948
Amortization of intangible assets	3,160	3,158
Change in acquisition related contingent consideration liability	—	12
Deferred taxes	44	(5,825)
Excess tax expense on stock option exercises	—	106
Stock-based compensation	4,868	3,454
Amortization of premiums on investments	629	924
Provision for excess and obsolete inventory	72	217
Loss related to equity method investment	—	780
(Gain) loss on disposal of assets	(2)	12
Changes in operating assets and liabilities:
Accounts receivable	(3,522)	(3,208)
Inventory	(1,049)	8,819
Prepaid expenses and other current assets	31	(2,160)
Other long-term assets	239	(819)
Accounts payable	6,624	7,780
Accrued expenses and other current liabilities	(626)	317
Accrued payroll and benefits	1,461	(820)
Deferred rent	106	606
Other long-term liabilities	116	270
Net cash (used in) provided by operating activities	(9,295)	13,167
Investing activities:
Purchases of property and equipment	(1,984)	(3,811)
Purchases of marketable securities	(4,244)	(29,720)
Sales/maturities of marketable securities	19,509	25,484
Net cash provided by (used in) investing activities	13,281	(8,047)
Financing activities:
Net proceeds from the issuance of equity plan exercises	173	462
Excess tax expense on stock option exercises	—	(106)
Purchase of treasury stock	(9,026)	—
Net cash (used in) provided by financing activities	(8,853)	356
Net effect of exchange rates on cash	22	(136)
Net (decrease) increase in cash and cash equivalents	(4,845)	5,340
Cash and cash equivalents at beginning of period	16,298	17,206
Cash and cash equivalents at end of period	$11,453	$22,546
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$247	$217

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

Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to hedge non-functional currency risks and to guarantee a minimum fixed price in local currency. Our accounting policies for derivative financial instruments are based on the criteria for designation of a hedging transaction as an accounting hedge, either as a cash flow or fair value hedge. A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from derivatives designated as fair value accounting hedges generally offset changes in the values of the hedged assets or liabilities over the life of the hedge. We recognize gains and losses on derivatives that are not currently designated as hedges for accounting purposes in earnings in other income, net. As of March 31, 2014, we had no derivative instruments designated as accounting hedges. As such, all gains and losses on derivatives for the three months ended March 31, 2014 were recognized in earnings.
Revenue Recognition
Our net revenues are generated principally by sales of our semiconductor solutions products. During the three months ended March 31, 2014 and 2013, product net revenues represented more than 99% of our total net revenues.
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
We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and, based on our historical experience rate, do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the three months ended March 31, 2014 and 2013, we reduced net revenue by $0.5 million and $0.3 million, respectively, in connection with our rebate programs.

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
We maintain cash and cash equivalent accounts with Federal Deposit Insurance Corporation, or FDIC, insured financial institutions. In addition, certain of the our interest bearing collateral money market and savings accounts are each insured up to $250,000 by the FDIC. Our exposure for amounts in excess of FDIC insured limits at March 31, 2014 was $11.0 million. We have not experienced any losses in such accounts.
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
Deferred Compensation
In June 2011, we implemented a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At March 31, 2014, we had marketable securities totaling $0.3 million related to investments in equity securities that are held in a rabbi trust under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.3 million at March 31, 2014, all of which was classified as non-current liabilities and is recorded in the unaudited condensed consolidated balance sheets under other long-term liabilities.
Marketable Securities
We account for marketable securities by determining the appropriate classification of such securities at the time of purchase and reevaluating such classification as of each balance sheet date. As of March 31, 2014, we had classified $0.4 million of bank and time deposits and $0.3 million held under our non-qualified deferred compensation plan as trading securities. Trading securities are bought and held principally for the purpose of selling in the near term and are reported at fair value, with unrealized gains and losses included in earnings. All other marketable securities were classified as available-for-sale. Cash equivalents and available-for-sale marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders' equity, net of tax. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the unaudited condensed consolidated statements of operations.

Fair Value of Financial Instruments
The carrying amounts of cash equivalents, marketable securities, trade receivables, accounts payable and other accrued liabilities approximate fair value due to their relative short-term maturities. The fair value of marketable securities was determined using the quoted market price for those securities. The carrying amounts of our long-term liabilities approximate their fair value. The fair value of capital lease obligations was estimated based on the current interest rates available to us for debt instruments with similar terms, degrees of risk and remaining maturities.
Allowance for Doubtful Accounts
We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, we will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and our historical experience. At March 31, 2014 and December 31, 2013 our allowance for doubtful accounts was $0.1 million and $0, respectively.
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
We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. For the three months ended March 31, 2014 and 2013, we recorded charges for excess and obsolete inventory of $0.1 million and $0.2 million, respectively.
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
We assess goodwill and indefinite-lived intangible assets for impairment using fair value measurement techniques on an annual basis during the fourth quarter of the year, or more frequently if indicators of impairment exist. We operate as one reporting unit. The goodwill impairment test is a two-step process. The first step compares the reporting unit's fair value to its net book value. If the fair value is less than the book value, the second step of the test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, we would recognize an impairment loss equal to that excess amount. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using market comparisons. This approach uses significant estimates and assumptions, including the determination of appropriate market comparables and whether a premium or discount should be applied to comparables.

Investment in a Privately Held Company
Through the second quarter of 2013, we had accounted for our investment in Zenverge, Inc., or Zenverge, under the equity method of accounting since we had exercised significant influence until this time as a result of our Chief Executive Officer, or CEO, serving as a member of Zenverge's board of directors, but we did not have the elements of control that would require consolidation. The rights of the other investors were both protective and participating. Unless we were determined to be the primary beneficiary, these rights precluded us from consolidating the investment. The investment was recorded initially at cost as an investment in Zenverge, and subsequently was adjusted for equity in net income and cash contributions and distributions. As described in Note 2, during year ended December 31, 2013, we recorded an impairment charge of $4.8 million relating to our investment. As of March 31, 2014, our investment in the privately held company was $0.
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
Recently Issued Accounting Standards
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, subject to certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU did not have a material impact on our financial position, results of operations or cash flows.
There have been no other recent accounting standards, or changes in accounting standards, during the three months ended March 31, 2014, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

2.	Supplemental Financial Information
Marketable Securities
We have marketable securities and financial instruments that are classified as either available-for-sale or trading securities. As of March 31, 2014, our short-term investment portfolio included $0.3 million of trading securities invested in a defined set of mutual funds directed by the participants in our non-qualified deferred compensation plan. As of March 31, 2014 these securities had net unrealized gains of $66,000 and a cost basis of $0.3 million. As of March 31, 2014, our short-term investment portfolio also included $0.4 million of trading securities invested in principal and interest guaranteed bank and time deposit accounts.

The following tables summarize available-for-sale investments by security type as of March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$3,997	$1	$—	$3,998
Corporate notes/bonds	90,016	69	(21)	90,064
Total marketable securities, short-term	94,013	70	(21)	94,062
Corporate notes/bonds, long-term	30,718	33	(11)	30,740
Total	$124,731	$103	$(32)	$124,802

	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$7,493	$1	$—	$7,494
Corporate notes/bonds	63,591	48	(3)	63,636
Total marketable securities, short-term	71,084	49	(3)	71,130
Corporate notes/bonds, long-term	67,526	51	(43)	67,534
U.S. treasury and agency notes/bonds, long-term	2,000	—	—	2,000
Total	$140,610	$100	$(46)	$140,664
Realized gains on our available-for-sale securities for the three months ended March 31, 2014 and 2013 were $0 and $3,000, respectively. As of March 31, 2014, we had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months.
The following table summarizes the contractual maturities of our available-for-sale securities (in thousands):

As of March 31,
2014
Less than one year	$94,062
Due in one to five years	30,740
Due after five years	—
$124,802
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
Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no assets classified as Level 3 instruments. There were no transfers between different levels during the three months ended March 31, 2014.
The fair value measurements of our cash equivalents, marketable securities, employee stock-based compensation guarantees and non-qualified deferred compensation plan consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements as of March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,531	$3,531	$—	$—
Short-term investments:
Commercial paper	3,998	—	3,998	—
Corporate notes/bonds	90,064	—	90,064	—
Mutual funds	342	342	—	—
Bank and time deposits	417	417	—	—
Long-term investments:
Corporate notes/bonds	30,740	—	30,740	—
Total assets at fair value	$129,092	$4,290	$124,802	$—

Liabilities:
Employee stock-based compensation guarantees	$86	$—	$—	$86
Non-qualified deferred compensation plan	342	342	—	—
Total liabilities at fair value	$428	$342	$—	$86

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,503	$6,503	$—	$—
Short-term investments:
Commercial paper	7,494	—	7,494	—
Corporate notes/bonds	63,636	—	63,636	—
Mutual funds	352	352	—	—
Bank and time deposits	440	440	—	—
Long-term investments:
Corporate notes/bonds	67,534	—	67,534	—
U.S. treasury and agency notes/bonds	2,000	—	2,000	—
Total assets at fair value	$147,959	$7,295	$140,664	$—

Liabilities:
Employee stock-based compensation guarantees	77	—	—	77
Non-qualified deferred compensation plan	352	352	—	—
Total liabilities at fair value	$429	$352	$—	$77

The following table represents the change in level 3 liabilities which relate to employee stock compensation guarantees (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Employee stock-based compensation guarantees
Liability as of December 31, 2013	$77
Adjustments to fair value	9
Liability as of March 31, 2014	$86
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
Nonrecurring Fair Value Measurements
We measure certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a non-monetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the year ended December 31, 2013, we determined that we had incurred an other-than-temporary impairment of our investment in a privately held company and we wrote off the remainder of the investment of approximately $4.8 million. During the three months ended March 31, 2014, we did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Inventory
The components of inventory were as follows (in thousands):

	March 31, 2014	December 31, 2013
Work in process	$9,294	$7,697
Finished goods	5,185	5,806
Total inventory	$14,479	$13,503

Property and Equipment
Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	March 31, 2014	December 31, 2013
Office and laboratory equipment	5	$25,341	$24,162
Computer equipment	3 - 5	7,537	7,165
Furniture and fixtures	3 - 7	2,352	2,353
Leasehold improvements	Lease term	7,042	7,042
Software	1 - 3	4,807	4,726
Construction in progress		843	487
		47,922	45,935
Accumulated depreciation		(29,748)	(27,941)
Property and equipment, net		$18,174	$17,994
Depreciation expense for the three months ended March 31, 2014 and 2013 was $1.8 million and $1.9 million, respectively.
Investment in a Privately Held Company
In September 2011, we purchased shares of convertible preferred stock in Zenverge, a privately-held, venture capital funded technology company, for a total investment cost of $10.0 million, which at the time of the investment represented a 16.3% equity interest in the company. We also entered into a strategic partnership to co-develop an integrated chip that combines our MoCA functionality with this entity's independently developed technology. As a result of our joint development arrangement with this company and the appointment of our CEO as a member of the company's board of directors, we determined that the ability to exercise significant influence over the company existed and, accordingly, we accounted for this investment following the equity method. The investment was recorded initially at cost as an investment in a privately held company and was subsequently adjusted for our equity position in net operating results and cash contributions and distributions. In addition, we recorded a charge relating to our proportionate ownership percentage of the premium paid for our investment in excess of our share of their net worth. The fair value of this premium consisted of certain intangible asset and goodwill values as determined by a valuation calculation. These intangible assets represented the excess of the book value of the privately held company as compared to the valuation of the privately held company.
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
Additionally, during the second quarter of 2013, our preferred stock investment was converted into common stock based on the terms of a financing in which Zenverge raised additional funds where we did not participate. We then reviewed the available information to determine if our investment in Zenverge's common stock had indicators of possible impairment. As a result of the liquidation preferences held by the remaining preferred stockholders, we concluded that our common stock investment did not have any value and as a result, we had incurred an other-than-temporary impairment of our investment in Zenverge; we wrote off the remainder of the investment of $4.8 million in June 2013. As a result, as of March 31, 2014, our investment in Zenverge was $0.

Accrued Warranty
The following table presents a roll forward of our product warranty liability, which is included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets (in thousands):

Three Months Ended March 31,
2014
Beginning balance	$50
Accruals for warranties issued during the period	23
Settlements made during the period	(14)
Expirations	(15)
Ending balance	$44
Accrued Bonuses
We maintain a discretionary management bonus plan. The potential bonus payments made under our plans are based significantly on the achievement of operational, financial and business development objectives for each calendar year. As of March 31, 2014 we believed that the achievement of our performance targets specified by the 2014 bonus plan was not probable. Therefore, as of March 31, 2014 we had no accrual for management bonuses.
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
The following table presents a roll forward of our restructuring liability for the year ended December 31, 2013, which is included within accrued payroll and benefits in the unaudited condensed consolidated balance sheets (in thousands):

Restructuring Liability - Employee Separation Expenses
Liability as of December 31, 2012	534
Restructuring charges	1,694
Cash payments	(2,228)
Liability as of December 31, 2013	$—
Deferred Compensation
We have a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At March 31, 2014, we had marketable securities totaling $0.3 million related to investments in equity securities that are held in a rabbi trust established under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.3 million at March 31, 2014, all of which was classified as a non-current liability and recorded in our unaudited condensed consolidated balance sheets under other long-term liabilities.
Purchase Commitments
We had firm purchase order commitments for the acquisition of inventory as of March 31, 2014 and December 31, 2013 of $13.8 million and $16.8 million, respectively.

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
On the acquisition date, a liability was recognized for an estimate of the acquisition date fair value of the contingent milestone consideration based on the probability of achieving the milestones and the probability-weighted discount on cash flows. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date was recognized in the statements of operations. During the year ended December 31, 2012, we reassessed the fair value of the remaining contingent consideration at $3.5 million and recorded the increase of $0.4 million in the fair value of the remaining contingent consideration. In November 2012 we agreed to settle the first milestone and $3.4 million of additional consideration was paid.
This fair value measurement of the contingent consideration was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. In June 2013, we reassessed the likelihood of achieving the second milestone and determined that the milestone would not be achieved. As such, we reversed the remaining $0.1 million accrual related to the fair value of the contingent milestone during the second quarter of 2013.
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

4.    Goodwill and Intangible Assets
The following table presents details of our goodwill (in thousands):

Amount
Balance at December 31, 2012	$4,664
Goodwill acquired in acquisition of Mobius	752
Adjustment to goodwill acquired in the acquisition of Trident	(728)
Balance at December 31, 2013	4,688
Changes in goodwill	—
Balance at March 31, 2014	$4,688
Intangible assets consisted of the following (in thousands, except for years):

	Estimated Useful Life (in years)	As of March 31, 2014
		Gross	Accumulated Amortization	Net
Developed technology	4	$43,475	$(18,143)	$25,332
In-process research and development	*	13,761	—	13,761
Customer relationships	7	6,800	(1,822)	4,978
Non-compete agreement	2	1,603	(1,508)	95
Total intangible assets		$65,639	$(21,473)	$44,166

	Estimated Useful Life (in years)	As of December 31, 2013
		Gross	Accumulated Amortization	Net
Developed technology	4	$43,475	$(15,426)	$28,049
In-process research and development	*	13,761	—	13,761
Customer relationships	7	6,800	(1,579)	5,221
Non-compete agreement	2	1,603	(1,308)	295
Customer backlog	1	2,000	(2,000)	—
Total intangible assets		$67,639	$(20,313)	$47,326

*Upon completion of each project, the related IPR&D asset will be amortized over its estimated useful life. If any of the projects are abandoned or the forecast of the project indicates that the fair value is less than the carrying amount, we will be required to write down the related IPR&D asset.
Amortization expense related to intangible assets was recorded as follows in our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$2,717	$2,228
Amortization of intangibles	443	930
Total amortization expense	$3,160	$3,158

As of March 31, 2014, the estimated future amortization expense of intangible assets is as follows, excluding in-process research and development intangible assets that have not reached technological feasibility (in thousands):

Years Ending December 31,	Estimated Amortization
2014 (remaining nine months)	$8,953
2015	11,863
2016	6,013
2017	2,242
2018	971
Thereafter	363
$30,405

5.	Derivative Instruments
Certain of our foreign operations have expenses transacted in currencies other than the U.S. dollar. In order to mitigate foreign currency exchange risk, we use forward contracts to lock in exchange rates associated with a portion of our forecasted international expenses. Our policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in other income, net. We use quoted prices to value our derivative instruments. During the three months ended March 31, 2014 and 2013, we recorded a loss of $0.3 million and a gain of $0.2 million, respectively, related to these fair value hedging contracts. As of March 31, 2014, we had outstanding contracts to purchase $14.0 million of Chinese yuan and $2.2 million of Indian rupees which settle during the course of the next 12 months.

6.	Income Taxes
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
Income tax expense for the three months ended March 31, 2014 was $0.1 million compared to a benefit of $4.6 million for the three months ended March 31, 2013, or 0% and 66% of pre-tax loss, respectively. The effective tax rate for the three months ended March 31, 2014 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets in the second quarter of 2013. On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. As a result, the benefit related to the 2012 federal research and development credit was recorded in the first quarter of 2013 as well as the benefit related to 2013. The effective tax rate for the three months ended March 31, 2013 was comprised of federal benefit at statutory rates plus an increase in our tax rate due to the impact of the federal research and development credits, which resulted in a benefit of 39%, partially offset by an increase the valuation allowance on certain deferred tax assets and the impact of certain permanent items and reserves for uncertain tax positions.
We file U.S., state and international income tax returns in jurisdictions with various statutes of limitations. Our consolidated federal tax return and any significant state tax returns are not currently under examination.

7.	Stockholders' Equity
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
Stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 includes compensation expense for stock-based options and awards based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of net revenues	$167	$201
Research and development	3,202	1,989
Sales and marketing	562	298
General and administrative	937	966
Total stock-based compensation expense	$4,868	$3,454
Equity Incentive Plans
As part of our continual evaluation of the calculation of our stock-based compensation expense, we reviewed and updated our forfeiture rate, expected term and volatility assumptions during the three months ended March 31, 2014 and there was no significant impact. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. Through June 30, 2013, we used a combination of our historical experience, the contractual term and the average option term of a comparable peer group to determine the expected life of our option grants. The peer group historical term was used due to the limited trading history of our common stock. The estimated volatility incorporated historical volatility of similar entities whose share prices are publicly available. Effective July 1, 2013, we no longer incorporated peer group data in determining our expected life and volatility assumptions since we have sufficient trading history. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.

The fair value of stock options granted to employees and directors was estimated at the grant date using the following assumptions:

	Three Months Ended March 31,
	2014	2013
Expected life (years)	5.4	5.3
Risk-free interest rate	1.87%	0.79%
Expected volatility	85%	90%
Expected dividend yield	—	—
As of March 31, 2014, we estimated there were $25.6 million in total unrecognized compensation costs related to employee equity incentive agreements, which are expected to be recognized over a weighted-average period of 1.2 years.
For the three months ended March 31, 2014 and 2013 the fair value of expected shares to be issued under the ESPP were estimated using the following assumptions:

Three Months Ended March 31,
	2014	2013
Expected life (years)	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.08% to 0.11%	0.15% to 0.19%
Expected volatility	39% to 55%	62% to 84%
Expected dividend yield	—	—
For the three months ended March 31, 2014 and 2013 we recorded stock-based compensation expense related to awards under the ESPP totaling $0.3 million and $0.3 million, respectively. As of March 31, 2014 we estimated there were $0.2 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.4 years.
Stock Options
During the three months ended March 31, 2014, we granted stock options to purchase 15,000 shares of our common stock. During the three months ended March 31, 2014, stock options to purchase approximately 0.1 million shares of common stock were exercised. During the three months ended March 31, 2014, options to purchase 0.1 million shares of common stock were forfeited or expired. As of March 31, 2014, we had outstanding options to purchase approximately 9.5 million shares of common stock.
Restricted Stock Units
During the three months ended March 31, 2014, 38,000 shares of our common stock vested and were released pursuant to outstanding restricted stock units. As of March 31, 2014, we had approximately 6.8 million shares of common stock subject to restricted stock units outstanding.
During the three months ended March 31, 2014, 0.1 million restricted stock units were granted and 0.1 million restricted stock units were forfeited. Generally, restricted stock units vest annually with a term of one year to four years from the date of the grant on the anniversary date of the grant or on a predetermined quarterly vesting date following the anniversary date of the grant. The related compensation expense of restricted stock units is recognized ratably over the service period.

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
During the three months ended March 31, 2014, $9.0 million of purchases were made under this program. Total purchases made under this program were $14.5 million as of March 31, 2014.
8.     Net Loss Per Common Share
We compute basic net loss per share of common stock by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding for the period. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive. We were in a loss position for all periods presented and, accordingly, there is no difference between basic loss per share and diluted loss per share.
For the three months ended March 31, 2014 and 2013, basic and diluted weighted average common shares outstanding were 89.7 million and 89.3 million, respectively. For the three months ended March 31, 2014 and 2013, respectively, potentially dilutive stock options and restricted stock units for 16.3 million and 8.6 million shares of our common stock were outstanding but not included in the diluted net loss per share calculations because they would be antidilutive.

9.	Significant Customer and Geographic Information
Customers
Based on direct shipments, customers that exceeded 10% of total net revenues or accounts receivable were as follows:

	Net Revenues		Accounts Receivable
	Three Months Ended March 31,		As of March 31,	As of December 31,
	2014	2013	2014	2013
Actiontec Electronics, Inc.	11%	*	11%	*
CyberTAN Technology, Inc.	13%	*	11%	*
Foxconn Electronics, Inc.	17%	*	11%	12%
MTI Laboratory, Inc.	13%	11%	14%	*
Wistron NeWeb Corporation	18%	13%	21%	24%

*	Customer accounted for less than 10% of total net revenues or accounts receivable, as applicable, for the period indicated.

Geographic Information
Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Asia	$53,031	$64,646
Europe	810	1,199
United States	1,429	1,720
North America, other	385	6,892
Total	$55,655	$74,457
As of March 31, 2014 and December 31, 2013, long-lived assets, which represent property, plant and equipment, net of accumulated depreciation, and lease deposits, located outside of the United States were $7.3 million and $7.4 million, respectively.

10.	Legal Matters
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
On May 8, 2013 we filed a complaint in the United States District Court for the Southern District of California, or the District Court, against ViXS Systems, Inc., and ViXS USA, Inc., collectively ViXS, seeking damages sustained from ViXS’ infringement of two of our patents related to our core home networking solutions, or the Patents. ViXS filed a response with the District Court on February 17, 2014 denying our allegations, and also filed a counter-claim seeking unspecified damages for, among other things, breach of contract, interference with business relations and unfair competition. ViXS alleges we failed to offer to license the Patents to ViXS on fair, reasonable and nondiscriminatory terms and conditions in accordance with the terms of the MoCA Intellectual Property Rights Policy to which we are a party, and that our initial complaint was filed in order to disrupt ViXS’ initial public offering and relations with its customers. Separately, on April 17, 2014, ViXS filed a complaint with the United States International Trade Commission and a companion action with the District Court against us and DirecTV, Wistron Corporation, Wistron NeWeb Corporation and CyberTAN Technology, Inc., seeking, among other things, a cease and desist order prohibiting us and the other respondents from engaging in the importation and/or sale within the United States after importation of certain consumer electronics, including set-top boxes, gateways, bridges, adapters, and components thereof, that ViXS alleges infringe certain patents held by ViXS. We believe ViXS’ claims are without merit and we intend to vigorously defend and further pursue our rights on each of these matters.
11. Related Party Transactions
In February 2014, we entered into a contractor services agreement with Semitech Semiconductor Pty Ltd., or Semitech, a privately-funded semiconductor company, to provide development consulting services to us. Our Senior Vice President of Global Marketing is a co-founder, former Chief Executive Officer and current shareholder in Semitech. The agreement calls for Entropic to pay up to $0.3 million to Semitech upon Semitech completing certain development deliverables. During the first quarter of 2014, $0.1 million was paid to Semitech as part of the first phase of the development project.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and related notes as of and for the year ended December 31, 2013 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC on February 21, 2014.

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
Since inception, we have invested heavily in product development. We achieved profitability on an annual basis in fiscal years 2010 through 2012, with net income of $64.7 million, $26.6 million and $4.5 million, respectively. However, for the year ended December 31, 2013 and the three months ended March 31, 2014, we had a net loss of $66.2 million and $23.3 million, respectively. In 2013, our net revenues decreased to $259.4 million from $321.7 million in 2012. The decrease in net revenues during the year ended December 31, 2013 compared to the year ended December 31, 2012 was due to a decrease in demand for our Connectivity solutions. Our net revenues were $55.7 million for the three months ended March 31, 2014 compared to $74.5 million for the three months ended March 31, 2013. The decrease in net revenues during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was due to a decrease in the demand for our Connectivity solutions. As of March 31, 2014, we had an accumulated deficit of $235.5 million.
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

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended March 31,
	2014	2013
Net revenues	100%	100%
Cost of net revenues	53	53
Gross profit	47	47
Operating expenses:
Research and development	63	38
Sales and marketing	13	9
General and administrative	11	8
Amortization of intangibles	1	1
Total operating expenses	88	56
Loss from operations	(41)	(9)
Loss related to equity method investment	—	(1)
Other income, net	—	1
Loss before income taxes	(41)	(9)
Income tax benefit	—	(6)
Net loss	(41)%	(3)%
Comparison of Three Months Ended March 31, 2014 and 2013
(Tables presented in thousands, except percentage amounts)
Net Revenues

	Three Months Ended March 31,
	2014	2013	% Change
Net revenues	$55,655	$74,457	(25)%
Our net revenues for the three months ended March 31, 2014 were $55.7 million compared to net revenues of $74.5 million during the same period in 2013, a decrease of $18.8 million or 25%. The decrease in net revenues during the three months ended March 31, 2014 compared to the same period ended March 31, 2013 was primarily due to a decrease in the demand for our Connectivity solutions during this period.
Gross Profit

	Three Months Ended March 31,
	2014	2013	% Change
Gross profit	$26,062	$34,839	(25)%
% of net revenues	47%	47%
Gross profit for the three months ended March 31, 2014 was $26.1 million, a decrease of $8.7 million, or 25%, from gross profit of $34.8 million during the same period in 2013. The decrease in gross profit during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was due an overall decrease in the sales of higher margin Connectivity solutions and a $0.5 million increase in the amortization of acquired developed technology, partially offset by a positive impact from lower unit costs, principally as a result of more favorable manufacturing costs.

As a result of our acquisition of the STB business from Trident in April 2012 and PLX in July 2012, during the three months ended March 31, 2014 and 2013, we recorded amortization expense of $2.7 million and $2.2 million, respectively, relating to certain intangible assets acquired. This expense negatively impacted gross margins by approximately 5% and 3% during the three months ended March 31, 2014 and 2013, respectively.
Cost of net revenues for the three months ended March 31, 2014 and 2013 included a net increase in the reserve for excess and obsolete inventory of $0.1 million and $0.2 million, respectively.
Research and Development Expenses

	Three Months Ended March 31,
	2014	2013	% Change
Research and development	$35,266	$28,070	26%
% of net revenues	63%	38%
Research and development expenses increased by $7.2 million, or 26%, to $35.3 million during the three months ended March 31, 2014 from $28.1 million during the same period in 2013. This increase was due to an increase of $6.3 million in non-personnel related research and development expenditures primarily related to additional wafer and tape-out costs incurred with our new product development and existing product enhancement initiatives undertaken during the three months ended March 31, 2014 as compared to the same period in 2013. Personnel costs increased by $1.2 million (all of which was due to an increase in stock-based compensation). These increases were offset by a $0.3 million decrease in facility costs and overhead allocation expenses during the three months ended March 31, 2014 compared to the same period in 2013.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2014	2013	% Change
Sales and marketing	$7,445	$6,455	15%
% of net revenues	13%	9%
Sales and marketing expenses increased by $0.9 million, or 15%, to $7.4 million during the three months ended March 31, 2014 from $6.5 million during the same period in 2013. The increase was due to an increase in general customer support, marketing and trade show related costs of $0.6 million, an increase in personnel costs of $0.2 million (all of which was due to an increase in stock-based compensation) and increase in overhead allocations of $0.1 million during the three months ended March 31, 2014 compared to the same period in 2013.
General and Administrative Expenses

	Three Months Ended March 31,
	2014	2013	% Change
General and administrative	$6,132	$6,083	1%
% of net revenues	11%	8%
General and administrative expenses were consistent at $6.1 million during the three months ended March 31, 2014 as compared to the same period in 2013. Professional and consulting fees increased by $0.4 million during the three months ended March 31, 2014 as compared to the same period in 2013. This increase was offset by a decrease in personnel costs of $0.4 million during the three months ended March 31, 2014 compared to the same period in 2013.

Loss related to equity method investment
During the three months ended March 31, 2013, we recorded expense of $0.8 million related to our investment in Zenverge, Inc., or Zenverge, a privately held venture capital funded technology company which is accounted for under the equity method of accounting. Under the equity method of accounting, the change in the carrying value of our investment in Zenverge is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). The change in the value of the investment is comprised of our proportionate share of Zenverge's losses plus a charge relating to the amortization of the intangible asset associated with the premium paid on our investment. During the second quarter of 2013, we wrote off the remaining balance of our investment in Zenverge since we had incurred an other-than temporary impairment of our investment.
Other income, net
Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was $0.1 million during the three months ended March 31, 2014 compared to $0.4 million during the same period in 2013. During the three months ended March 31, 2013, in addition to interest income of $0.2 million, other income, net also included a gain of $0.2 million related to the fair value of outstanding hedging contracts.
Income taxes
Income tax expense for the three months ended March 31, 2014 was $0.1 million compared to a benefit of$4.6 million for the three months ended March 31, 2013, or 0% and 66% of pre-tax loss, respectively. The effective tax rate for the three months ended March 31, 2014 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets which was recorded during the second quarter of 2013. The effective tax rate for the three months ended March 31, 2013 was comprised of federal benefit at statutory rates plus an increase in our tax rate due to the impact of the federal research and development credits, which resulted in a benefit of 39%, partially offset by an increase the valuation allowance on certain deferred tax assets and the impact of certain permanent items and reserves for uncertain tax positions.
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

Liquidity and Capital Resources
As of March 31, 2014 and December 31, 2013, we had cash, cash equivalents and investments of $137.0 million and $157.8 million, respectively. At March 31, 2014 and December 31, 2013, we had $7.2 million and $7.8 million, respectively, of cash, cash equivalents and investments which were held outside of the United States. The cash held outside the United States is needed to meet local working capital requirements for our foreign subsidiaries.
In June 2013, we acquired the assets of Mobius, a leading product development company focused on low power, high performance analog mixed-signal semiconductor solutions. The assets acquired from Mobius include proprietary intellectual property to be used in our digital channel stacking switch, or dCSS, products. Under the terms of the transaction, we purchased the Mobius assets for approximately $13.0 million. In addition, upon acceptance of our offers of employment, the Mobius employees (including the two founders) were granted approximately 3.2 million restricted stock units with a fair value of $14.0 million, which vest over 3 years for $10.0 million of the RSU grants and 15 months for $4.0 million of the RSU grants.

In September 2013, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $30.0 million of our common stock. Purchases under this program may be made from time to time through 10b5-1 programs, open market purchases, or privately negotiated transactions. The number of shares ultimately repurchased, and the timing of the purchases, depend on market conditions, share price, and other factors. Purchases under this program may be made until September 30, 2014; however, the program may be discontinued at any time. During the three months ended March 31, 2014, $9.0 million of purchases were made under this program. Total purchases made under this program were $14.5 million as of March 31, 2014.
The following table summarizes our condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash (used in) provided by operating activities	$(9,295)	$13,167
Net cash provided by (used in) investing activities	13,281	(8,047)
Net cash (used in) provided by financing activities	(8,853)	356
Net effect of exchange rates on cash	22	(136)
Net (decrease) increase in cash and cash equivalents	$(4,845)	$5,340
Operating Activities
Net cash used in operating activities was $9.3 million for the three months ended March 31, 2014. Net cash used in our operating activities was due to a net loss of $23.3 million, which was offset by non-cash charges of $4.9 million in stock-based compensation expenses, amortization of intangible assets of $3.2 million, depreciation and amortization expense of $1.8 million, amortization of premiums on marketable securities of $0.6 million and a reserve for excess and obsolete inventory of $0.1 million. Cash used to fund our net loss was partially offset by cash provided by total working capital changes of $3.4 million. Sources of working capital changes included an increase in our accounts payable balance of $6.6 million and an increase of $1.1 million in accrued expenses and other liabilities and a decrease in long-term assets of $0.2 million. These working capital sources of cash were partially offset by working capital uses of cash including a decrease in our accounts receivable balance of $3.5 million and an increase in our inventory balances of $1.0 million.
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
Investing Activities
Net cash provided by investing activities was $13.3 million for the three months ended March 31, 2014 due to proceeds from sales and maturities of available-for-sale securities of $19.5 million, partially offset by purchases of available-for-sale securities of $4.2 million and purchases of property and equipment of $2.0 million.
Net cash used in investing activities was $8.0 million for the three months ended March 31, 2013 due to purchases of available-for-sale securities of $29.7 million and purchases of property and equipment of $3.8 million. Cash used in investing activities was partially offset by proceeds from sales and maturities of available-for-sale securities of $25.5 million.

Financing Activities
Net cash used by financing activities was $8.9 million for the three months ended March 31, 2014, due to the repurchase of our common stock of $9.0 million, offset by proceeds from the issuance of common stock in connection with stock option exercises of $0.2 million.
Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2013, due to proceeds from the issuance of common stock in connection with stock option exercises of $0.5 million, offset by $0.1 million of excess tax expense from share-based payment arrangements.
We believe that our cash, cash equivalents and investments of $137.0 million as of March 31, 2014, will be sufficient to fund our projected operating requirements for at least the next 12 months.
We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies.
Indemnities
In the ordinary course of business, we have entered into agreements that include indemnity provisions with certain customers. Based on historical experience and information known as of March 31, 2014, we have not recorded any indemnity obligations.
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
There have been no other recent accounting standards or changes in accounting standards during the three months ended March 31, 2014, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
Our sales have been historically denominated in U.S. dollars and an increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could materially affect the demand of our products by non-U.S. customers, leading to a reduction in orders placed by these customers, which would adversely affect our business. However, we are exposed to foreign currency exchange rate risks inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The most significant currencies other than the U.S. dollar to our operations for the three months ended March 31, 2014 were the Chinese yuan, the British pound, the Taiwanese dollar, the Indian rupee, the Israeli shekel and the South Korean won. We have established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements. Our foreign currency risk management program includes foreign currency derivatives that utilize foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. The fair value of these contracts is reflected as other assets or other liabilities and the change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income, net to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded in other income, net.
At March 31, 2014, we had foreign currency forward contracts in place that amounted to a net purchase in U.S. dollar equivalent of $16.2 million to partially hedge our expected future expenses related to funding our China, India and UK operations costs. The maturities of these contracts were less than 12 months. Relative to foreign currency exposures existing at March 31, 2014, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would expose us to $2.0 million in losses in earnings or cash flows.
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
At March 31, 2014, we had $137.0 million in cash, cash equivalents and investments, all of which were stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of the $11.5 million of cash and cash equivalents held as of March 31, 2014, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the fair value of the $124.8 million of our investments by $0.9 million.

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

PART II: OTHER INFORMATION

Item 1.        Legal Proceedings
From time to time, we may be subject to various legal proceedings and claims arising in the ordinary course of business.
On May 8, 2013 we filed a complaint in the United States District Court for the Southern District of California, or the District Court, against ViXS Systems, Inc., and ViXS USA, Inc., collectively ViXS, seeking damages sustained from ViXS’ infringement of two of our patents related to our core home networking solutions, or the Patents. ViXS filed a response with the District Court on February 17, 2014 denying our allegations, and also filed a counter-claim seeking unspecified damages for, among other things, breach of contract, interference with business relations and unfair competition. ViXS alleges we failed to offer to license the Patents to ViXS on fair, reasonable and nondiscriminatory terms and conditions in accordance with the terms of the MoCA Intellectual Property Rights Policy to which we are a party, and that our initial complaint was filed in order to disrupt ViXS’ initial public offering and relations with its customers. Separately, on April 17, 2014, ViXS filed a complaint with the United States International Trade Commission and a companion action with the District Court against us and DirecTV, Wistron Corporation, Wistron NeWeb Corporation and CyberTAN Technology, Inc., seeking, among other things, a cease and desist order prohibiting us and the other respondents from engaging in the importation and/or sale within the United States after importation of certain consumer electronics, including set-top boxes, gateways, bridges, adapters, and components thereof, that ViXS alleges infringe certain patents held by ViXS. We believe ViXS’ claims are without merit and we intend to vigorously defend and further pursue our rights on each of these matters.

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
Risks Related to Our Business
We have had net operating losses for most of the time we have been in existence, had an accumulated deficit of $235.5 million as of March 31, 2014 and we are unable to predict if or when we will return to profitability.*
We were incorporated in 2001, did not commence shipping production quantities of our Connectivity solutions until December 2004 and while we were profitable on an annual basis from 2010 through 2012, we incurred a net loss in 2013 and during the first quarter of 2014. Consequently, any predictions about future performance of our going forward operations may not be as accurate as they could be if we had a longer history of successfully commercializing our Connectivity solutions and the more recently acquired STB SoC solutions, and of profitable operations. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.
For the year ended December 31, 2013 we generated a net loss of $66.2 million, while during the years ended 2012 and 2011 we generated net income of $4.5 million and $26.6 million, respectively. During the three months ended March 31, 2014 we incurred a net loss of $23.3 million. While we have some recent history of profitability, we have incurred substantial net losses since our inception. As of March 31, 2014, we had an accumulated deficit of $235.5 million and we expect to incur additional operating losses as we develop our STB SoC and Connectivity solutions and expand our business.

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
We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*
We derive a substantial portion of our revenues from a limited number of customers. For example, during the year ended December 31, 2013, Wistron NeWeb Corporation, or Wistron, and Foxconn Electronics, Inc., or Foxconn, accounted for approximately 18% and 16% of our net revenues, respectively; for the year ended December 31, 2012, Wistron and Motorola Mobility Inc., or Motorola, accounted for 21% and 13% of our net revenues, respectively; and for the year ended December 31, 2011, Wistron and Motorola accounted for 25% and 17% of our net revenues, respectively. More recently, during the three months ended March 31, 2014, Wistron, Foxconn, MTI Laboratory, Inc., CyberTAN Technology, Inc. and Actiontec Electronics, Inc. accounted for approximately 18%, 17%, 13%, 13% and 11% of our net revenues, respectively. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to sell our solutions to our existing and prospective large customers.
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
Many of these same market dynamics apply to advanced STB SoCs which we acquired when we purchased the STB business of Trident. For example, some of our STB solutions use Google's Android operating system, which allows third party applications and other advanced features to be deployed by service providers. The market for such advanced STB features is relatively new, still evolving and difficult to predict. The future success of our STB solutions may depend on the adoption and deployment of advanced STB features by service providers and the availability of OTT services that deliver Internet video content into the home. As with our Connectivity solutions, it is difficult to predict the levels of demand and market acceptance of advanced STB solutions, and therefore, it may be difficult to predict future revenues and our investment return from STB solutions that offer advanced features.

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
Our operating results have fluctuated significantly in the past and we expect them to continue to fluctuate in the future, which could lead to volatility in the price of our common stock.*
Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of our control. For example, while we were profitable in 2010 through 2012, we incurred a net loss in 2013 and during the first quarter of 2014. These fluctuations in our operating results may cause our stock price to fluctuate as well. The primary factors that are likely to affect our quarterly and annual operating results include:

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
As we continue to expand our business, we expect to grow the overall size of our operations. To effectively manage our growth, we must continue to expand our operational, financial and management controls, reporting systems and procedures. Further, our 2012 acquisition of the STB business from Trident increased our international footprint and opened up new markets in which we had not previously operated. We intend to continue to grow our business geographically and also to develop new solution offerings and pursue new customers. If we fail to adequately manage our growth the quality of our products and the management of our operations could suffer, which could adversely affect our operating results. Our success in managing our growth will be dependent upon our ability to:

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
Our inability to address effectively any of these factors, alone or in combination with others, could harm our ability to execute our business strategy. In addition, we recently transitioned to a new enterprise resource planning, or ERP, system. If the new ERP system is deficient or inadequate in any material respect, it could impede our ability to manufacture products, order materials, generate management reports, invoice customers, and comply with laws and regulations. Any of these types of disruptions could have a material adverse effect on our net sales and profitability.
Our product and technology development and licensing arrangements with customers, companies that we have investments in and other third parties may not be successful.*
We have entered into development, product collaboration and technology licensing arrangements with customers, companies we have investments in and other third parties, and we expect to enter into new arrangements of these kinds from time to time in the future. Currently we have investments in, and various obligations and commitments to, third parties related to these arrangements. Such arrangements can magnify several risks for us, including loss of control over the development and development timeline of jointly developed products. Accordingly, we face increased risk that our development activities with or for third parties may result in products or technologies that are not commercially successful or that are not available in a timely fashion. In addition, any third party with whom we enter into a development, product collaboration or technology licensing arrangement may fail to commit sufficient resources to the project, change its policies or priorities and abandon or fail to perform its obligations related to the collaboration. The failure to timely develop commercially successful products through our development activities with their parties as a result of any of these and other challenges could have a material adverse effect on our business, results of operations, and financial condition. For example, in 2013 we terminated our development agreement with Zenverge prior to any products becoming available from our joint development activities.
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
Such transactions, including our 2012 acquisitions of the STB business from Trident and our recently completed acquisition of assets from Mobius are often complex, time consuming and expensive. We will need to overcome challenges, some of which may be significant, in order to realize the benefits or synergies from the acquisitions we have completed to date and any acquisitions we may complete from time to time in the future. Such acquisitions present numerous challenges and risks including:

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
Our solution development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*
Our solution development efforts require substantial research and development expense. Our research and development expense was $35.3 million and $28.1 million for the three months ended March 31, 2014 and 2013, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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

We have limited control over the indirect channels of distribution we utilize, which makes it difficult to accurately forecast orders and could result in the loss of certain sales opportunities.*
A portion of our revenue is realized through independent resellers and distributors that are not under our control. For the year ended December 31, 2013, 3% of our net revenues were through these entities. For the three months ended March 31, 2014, 3% of our net revenues were through these entities. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. Our revenues could be adversely affected if our relationships with resellers or distributors were to deteriorate or if the financial condition of one or more significant resellers or distributors were to decline. In addition, as our business grows, there may be an increased reliance on indirect channels of distribution. There can be no assurance that we will be successful in maintaining or expanding these indirect channels of distribution. This uncertainty could result in the loss of certain sales opportunities. Furthermore, our reliance on indirect channels of distribution may reduce visibility with respect to future business opportunities, thereby making it more difficult to accurately forecast orders. Further, we use the “sell-through” accounting policy model which recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. Because we use the “sell-through” methodology, we may have variability in our revenue from quarter to quarter.
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

Our ability to accurately predict revenues and inventory needs, and to effectively manage inventory levels, may be adversely impacted due to our use of inventory “hubbing” arrangements.*
We are party to an inventory “hubbing” arrangement with Cisco and we may enter into similar arrangements with other customers in the future. Pursuant to these arrangements, we ship our solutions to a designated third-party warehouse, or hub, rather than shipping them directly to the customer. The solutions generally remain in the hub until the customer removes them for incorporation into its own products. In the absence of any hubbing arrangement, we generally recognize revenues on sales of our solutions upon shipment of those solutions to the buyer. Under a hubbing arrangement, however, we maintain ownership of our solutions in the hub, and therefore do not recognize the related revenue until the date our customer removes them from the hub. As a result, our ability to accurately predict future revenues recognized from sales to customers with which we implement hubbing arrangements may be impaired, and we may experience significant fluctuations in our quarterly operating results depending on when such customers remove our solutions from the hub, which they may do with little or no lead time. In the short term, we may experience an increase in operating expenses as we build and ship inventory to the hub and will not recognize revenues from sales of this inventory, if at all, until such customers remove it from the hub at a later time. Furthermore, because we continue to own but do not maintain control over our solutions after they are shipped to the hub, our ability to effectively manage inventory levels may be impaired as our shipments under the hubbing arrangement increase and we may be exposed to additional risk that the inventory in the hub becomes obsolete before sales are recognized.
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

New rules related to conflict minerals disclosure could negatively impact our business.*
The SEC has adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification and reporting requirements in the event that the minerals and metals come from the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. Further, depending on the results of our due diligence and our resulting disclosure, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed.
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
We may require substantial funds to continue our research and development programs and to fulfill our planned operating goals. We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at March 31, 2014 should enable us to maintain current and planned operations. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control. We may seek additional funding through public or private financings of debt or equity although additional funding may not be available to us on acceptable terms, if at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, prohibit us from repurchasing our stock or making investments or force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.
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
We have in the past received, and in the future we, our customers or the service providers that purchase products from our customers may receive, inquiries from other patent holders and may become subject to claims that we infringe their intellectual property rights. For example, we are currently involved in legal proceedings with ViXS Systems, Inc., and ViXS USA, Inc. in regards to two of our patents related to our core home networking solutions. Separately, ViXS filed a complaint with the United States International Trade Commission and a companion action in U.S. Federal District Court against us and certain other respondents seeking, among other things, a cease and desist order prohibiting us and the other respondents from engaging in the importation and/or sale within the United States after importation of certain set top boxes and other consumer electronics that ViXS alleges infringe its patents. We believe ViXS’ claims are without merit and we intend to vigorously defend and further pursue our rights on each of these matters. However, there can be no assurance that we will be successful in defending such claims. Furthermore, we are, and may in the future be, engaged in development projects with technology partners that will result in the incorporation of technology contributed by us and our technology partners into one or more jointly developed products. Accordingly, even if our own technology and stand-alone products do not infringe third party patents, the technology that is contributed by any of our technology partners, or the combination of our technology with that of our technology partners, may infringe third party patents, subjecting us through the use, manufacture, sale, offer for sale or importation of our solutions to claims that we infringe the intellectual property rights of others. Any intellectual property claim or dispute, regardless of its merits, could force us, our customers or the service providers that purchase our solutions from our customers to license the third-party's patents for substantial royalty payments or cease the sale of the alleged infringing products or use of the alleged infringing technologies, or force us to defend ourselves and possibly our customers or contract manufacturers in litigation. Any cessation of solution sales by us, our customers or the service providers that purchase products from our customers could have a substantial negative impact on our revenues. Any litigation, regardless of its outcome, could result in substantial expense and significant diversion of our management's time and other resources. Moreover, any such litigation could subject us, our customers or the service providers that purchase our solutions from our customers to significant liability for damages (including treble damages), temporary or permanent injunctions, or the invalidation of proprietary rights or require us, our customers or the service providers that purchase products from our customers to license the third-party patents for substantial royalty or other payments.
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

Risks Related to International Operations
A significant portion of our revenue comes from our international customers, most of our products are manufactured overseas and a significant portion of our employees live and work outside the United States. As a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*
We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised 97% and 98% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. In addition, most of our products are manufactured overseas and a significant portion of our labor force is outside the United States. Our international presence has significantly increased in recent years as a result of our acquisition of the STB business from Trident in 2012 and as a result our exposure to the risks of international business activities has increased. Certain of these risks, include:

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
As of March 31, 2014, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 26.2% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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
Recent Sales of Unregistered Securities
The following sets forth information regarding all unregistered securities of the Company that were sold during the three months ended March 31, 2014:

(1)
As of December 31, 2013, options to purchase up to 601,265 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the three months ended March 31, 2014, none of these options were canceled without being exercised and options to purchase 12,307 shares of common stock were exercised at a weighted average exercise price of $3.38 per share. As of March 31, 2014, options to purchase up to 588,958 shares of our common stock remained outstanding under the 2001 Plan.

(2)
As of December 31, 2013, options to purchase up to 100,499 shares of our common stock were outstanding under our RF Magic, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the three months ended March 31, 2014, none of these options were canceled without being exercised and options to purchase 17,621 shares of common stock were exercised at a weighted average exercise price of $0.53 per share. As of March 31, 2014, options to purchase up to 82,878 shares of our common stock remained outstanding under the RF Magic Plan.

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
Issuer Purchases of Equity Securities
Issuer purchases of equity securities during the first quarter of fiscal 2014 were:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in thousands)
January 1 to January 31, 2014	697	$4.54	697	$21,383
February 1 to February 28, 2014	941	4.13	941	17,496
March 1 to March 31, 2014	444	4.46	444	15,519
Total	2,082	4.34	2,082	15,519
(1) On September 26, 2013, we announced a share repurchase program authorizing us to repurchase up to $30.0 million of our common stock. Purchases under this program may be made until September 30, 2014, however, purchase activity, or the program itself, may be discontinued at any time. At March 31, 2014, $15.5 million remained available for repurchase under this program.

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

ENTROPIC COMMUNICATIONS, INC.

By:	/S/ David Lyle
David Lyle Duly Authorized Officer and Principal Financial Officer

Date:	May 8, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Form of Common Stock Certificate of the Registrant.
10.1*	Employment Offer Letter dated August 27, 2013 by and between the Registrant and Matthew Rhodes.
31.1*	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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