Form 10-Q
period 2014-06-30
ENTROPIC COMMUNICATIONS INC
filed 2014-08-06
CIK 1227930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

There were 88,779,569 shares of the registrant's common stock, par value $0.001 per share, outstanding as of July 31, 2014.

ENTROPIC COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2014	December 31, 2013(1)
Assets
Current assets:
Cash and cash equivalents	$11,054	$16,298
Marketable securities	73,835	71,922
Accounts receivable, net	30,879	30,204
Inventory	13,907	13,503
Deferred tax assets, current	51	51
Prepaid expenses and other current assets	17,797	18,739
Total current assets	147,523	150,717
Property and equipment, net	19,454	17,994
Long-term marketable securities	36,005	69,534
Intangible assets, net	41,159	47,326
Goodwill	4,688	4,688
Other long-term assets	5,734	5,001
Total assets	$254,563	$295,260
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,522	$8,601
Accrued expenses and other current liabilities	6,380	6,318
Accrued payroll and benefits	8,525	7,077
Total current liabilities	25,427	21,996
Deferred rent	1,991	1,751
Other long-term liabilities	2,060	1,688
Stockholders’ equity:
Common stock	93	92
Additional paid-in capital	498,557	487,007
Treasury stock	(16,740)	(5,455)
Accumulated deficit	(257,375)	(212,273)
Accumulated other comprehensive income	550	454
Total stockholders’ equity	225,085	269,825
Total liabilities and stockholders’ equity	$254,563	$295,260

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

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$50,200	$70,612	$105,855	$145,069
Cost of net revenues	26,662	36,356	56,255	75,974
Gross profit	23,538	34,256	49,600	69,095
Operating expenses:
Research and development	31,216	28,334	66,482	56,404
Sales and marketing	5,878	6,017	13,323	12,472
General and administrative	6,121	5,456	12,253	11,539
Amortization of intangibles	290	495	733	1,425
Restructuring charges	1,796	1,763	1,796	1,763
Total operating expenses	45,301	42,065	94,587	83,603
Loss from operations	(21,763)	(7,809)	(44,987)	(14,508)
Loss related to equity method investment	—	(335)	—	(1,115)
Impairment of investment	—	(4,780)	—	(4,780)
Other income, net	192	255	273	683
Loss before income taxes	(21,571)	(12,669)	(44,714)	(19,720)
Income tax provision	278	27,244	388	22,597
Net loss	$(21,849)	$(39,913)	$(45,102)	$(42,317)
Net loss per share—basic and diluted	$(0.24)	$(0.44)	$(0.50)	$(0.47)
Weighted average number of shares used to compute net loss per share—basic and diluted	89,566	90,281	89,635	89,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(21,849)	$(39,913)	$(45,102)	$(42,317)

Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	35	65	78	21
Available-for-sale investments:
Change in net unrealized gain (loss)	7	(217)	18	(239)
	42	(152)	96	(218)

Comprehensive loss	$(21,807)	$(40,065)	$(45,006)	$(42,535)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(45,102)	$(42,317)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,614	4,048
Amortization of intangible assets	6,167	5,881
Change in acquisition related contingent consideration liability	—	(131)
Deferred taxes	220	23,574
Excess tax expense on stock option exercises	—	2,177
Stock-based compensation	10,430	7,229
Amortization of premiums on investments	1,103	1,802
Provision for excess and obsolete inventory	72	878
Loss related to equity method investment	—	1,115
Impairment of investment	—	4,780
Loss (gain) on disposal of assets	259	(66)
Changes in operating assets and liabilities:
Accounts receivable	(675)	(3,604)
Inventory	(476)	10,193
Prepaid expenses and other current assets	949	(3,320)
Other long-term assets	(728)	(704)
Accounts payable	1,917	3,552
Accrued expenses and other current liabilities	51	1,110
Accrued payroll and benefits	892	(129)
Deferred rent	239	1,562
Other long-term liabilities	148	230
Net cash (used in) provided by operating activities	(20,920)	17,860
Investing activities:
Purchases of property and equipment	(5,334)	(5,337)
Purchases of marketable securities	(22,677)	(60,583)
Sales/maturities of marketable securities	53,258	58,755
Net cash used in acquisition	—	(13,017)
Net cash provided by (used in) investing activities	25,247	(20,182)
Financing activities:
Net proceeds from the issuance of equity plan exercises	1,621	1,735
Excess tax expense on stock option exercises	—	(2,177)
Purchase of treasury stock	(11,285)	—
Net cash used in financing activities	(9,664)	(442)
Net effect of exchange rates on cash	93	(93)
Net decrease in cash and cash equivalents	(5,244)	(2,857)
Cash and cash equivalents at beginning of period	16,298	17,206
Cash and cash equivalents at end of period	$11,054	$14,349
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$465	$521

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

Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to hedge non-functional currency risks and to guarantee a minimum fixed price in local currency. Our accounting policies for derivative financial instruments are based on the criteria for designation of a hedging transaction as an accounting hedge, either as a cash flow or fair value hedge. A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from derivatives designated as fair value accounting hedges generally offset changes in the values of the hedged assets or liabilities over the life of the hedge. We recognize gains and losses on derivatives that are not currently designated as hedges for accounting purposes in earnings in other income, net. As of June 30, 2014, we had no derivative instruments designated as accounting hedges. As such, all gains and losses on derivatives for the three and six months ended June 30, 2014 were recognized in earnings.
Revenue Recognition
Our net revenues are generated principally by sales of our semiconductor solutions products. During the three and six months ended June 30, 2014 and 2013, product net revenues represented more than 99% of our total net revenues.
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
We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and, based on our historical experience rate, do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, we reduced net revenue by $0.9 million, $0.3 million, $1.4 million and $0.6 million, respectively, in connection with our rebate programs.
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

We maintain cash and cash equivalent accounts with Federal Deposit Insurance Corporation, or FDIC, insured financial institutions. In addition, certain of the our interest bearing collateral money market and savings accounts are each insured up to $250,000 by the FDIC. Our exposure for amounts in excess of FDIC insured limits at June 30, 2014 was $10.6 million. We have not experienced any losses in such accounts.
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
Deferred Compensation
In June 2011, we implemented a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At June 30, 2014, we had marketable securities totaling $0.4 million related to investments in equity securities that are held in a rabbi trust under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.4 million at June 30, 2014, all of which was classified as non-current liabilities and is recorded in the unaudited condensed consolidated balance sheets under other long-term liabilities.
Marketable Securities
We account for marketable securities by determining the appropriate classification of such securities at the time of purchase and reevaluating such classification as of each balance sheet date. As of June 30, 2014, we had classified $0.5 million of bank and time deposits and $0.4 million held under our non-qualified deferred compensation plan as trading securities. Trading securities are bought and held principally for the purpose of selling in the near term and are reported at fair value, with unrealized gains and losses included in earnings. All other marketable securities were classified as available-for-sale. Cash equivalents and available-for-sale marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders' equity, net of tax. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the unaudited condensed consolidated statements of operations.
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
Allowance for Doubtful Accounts
We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, we will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and our historical experience. At June 30, 2014 and December 31, 2013 our allowance for doubtful accounts was $40,000 and $0, respectively.

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
We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, we recorded net charges for excess and obsolete inventory of $0, $0.7 million, $0.1 million and $0.9 million, respectively.
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
Investment in a Privately Held Company
Through the second quarter of 2013, we had accounted for our investment in Zenverge, Inc., or Zenverge, under the equity method of accounting since we had exercised significant influence until this time as a result of our Chief Executive Officer, or CEO, serving as a member of Zenverge's board of directors, but we did not have the elements of control that would require consolidation. The rights of the other investors were both protective and participating. Unless we were determined to be the primary beneficiary, these rights precluded us from consolidating the investment. The investment was recorded initially at cost as an investment in Zenverge, and subsequently was adjusted for equity in net income and cash contributions and distributions. As described in Note 2, during the three months ended June 30, 2013, we recorded an impairment charge of $4.8 million relating to our investment. As of June 30, 2014, our investment in Zenverge was $0.

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
Stock-Based Compensation
We have equity incentive plans under which incentive stock options have been granted to employees and restricted stock units, or RSUs, and non-qualified stock options have been granted to employees and non-employees. We also have an employee stock purchase plan for all eligible employees.
Our stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using either the Black-Scholes option pricing model for stock options with service-based vesting, Monte Carlo simulations for awards with market-based vesting, or the grant date fair value of the stock on the date of the grant for RSUs, and is recognized as an expense over the employee's requisite service or performance period, as applicable. In July 2013, we granted performance based equity awards which vest over a 15 month period, or earlier upon the achievement of certain milestones (see Note 3). Additionally, in June 2014, we granted performance stock units, or PSUs, to certain members of our executive management team which vest over a 3 year period, subject to performance of the company's stock price (see Note 7). The stock-based compensation expense attributable to awards under our 2007 Employee Stock Purchase Plan, or ESPP, was determined using the Black-Scholes option pricing model.
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
Recently Issued Accounting Standards
In April 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-08—Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raised the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. This ASU will be effective prospectively for the first quarter of fiscal year 2016. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. We do not expect the adoption of this ASU to have a material impact on our financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In particular, this ASU addresses contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. This ASU will be effective beginning in the first quarter of fiscal year 2017. Early adoption of this ASU is not permitted. We are currently evaluating the impact of and method of adoption of this ASU on our financial statements.
There have been no other recent accounting standards, or changes in accounting standards, during the six months ended June 30, 2014, as compared to the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to us.

2.	Supplemental Financial Information
Marketable Securities
We have marketable securities and financial instruments that are classified as either available-for-sale or trading securities. As of June 30, 2014, our short-term investment portfolio included $0.4 million of trading securities invested in a defined set of mutual funds directed by the participants in our non-qualified deferred compensation plan. As of June 30, 2014 these securities had net unrealized gains of $78,000 and a cost basis of $0.3 million. As of June 30, 2014, our short-term investment portfolio also included $0.5 million of trading securities invested in principal and interest guaranteed bank and time deposit accounts.
The following tables summarize available-for-sale investments by security type as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$3,999	$1	$—	$4,000
Corporate notes/bonds	68,913	86	(1)	68,998
Total marketable securities, short-term	72,912	87	(1)	72,998
Corporate notes/bonds, long-term	36,010	30	(35)	36,005
Total	$108,922	$117	$(36)	$109,003

	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$7,493	$1	$—	$7,494
Corporate notes/bonds	63,591	48	(3)	63,636
Total marketable securities, short-term	71,084	49	(3)	71,130
Corporate notes/bonds, long-term	67,526	51	(43)	67,534
U.S. treasury and agency notes/bonds, long-term	2,000	—	—	2,000
Total	$140,610	$100	$(46)	$140,664
Realized gains on our available-for-sale securities for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013 were $0, $7,000, $0 and $10,000, respectively. As of June 30, 2014, we had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months.
The following table summarizes the contractual maturities of our available-for-sale securities (in thousands):

As of June 30,
2014
Less than one year	$72,998
Due in one to five years	36,005
Due after five years	—
$109,003
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
Cash equivalents consist primarily of bank deposits with third-party financial institutions, highly liquid money market securities and commercial paper with original maturities at date of purchase of 90 days or less and are stated at cost which approximates fair value and are classified as Level 1 assets.
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
Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no assets classified as Level 3 instruments. There were no transfers between different levels during the six months ended June 30, 2014.

The fair value measurements of our cash equivalents, marketable securities, employee stock-based compensation guarantees and non-qualified deferred compensation plan consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements as of June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,183	$3,183	$—	$—
Short-term investments:
Commercial paper	4,000	—	4,000	—
Corporate notes/bonds	68,998	—	68,998	—
Mutual funds	374	374	—	—
Bank and time deposits	463	463	—	—
Long-term investments:
Corporate notes/bonds	36,005	—	36,005	—
Total assets at fair value	$113,023	$4,020	$109,003	$—

Liabilities:
Employee stock-based compensation guarantees	$119	$—	$—	$119
Non-qualified deferred compensation plan	374	374	—	—
Total liabilities at fair value	$493	$374	$—	$119

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,503	$6,503	$—	$—
Short-term investments:
Commercial paper	7,494	—	7,494	—
Corporate notes/bonds	63,636	—	63,636	—
Mutual funds	352	352	—	—
Bank and time deposits	440	440	—	—
Long-term investments:
Corporate notes/bonds	67,534	—	67,534	—
U.S. treasury and agency notes/bonds	2,000	—	2,000	—
Total assets at fair value	$147,959	$7,295	$140,664	$—

Liabilities:
Employee stock-based compensation guarantees	77	—	—	77
Non-qualified deferred compensation plan	352	352	—	—
Total liabilities at fair value	$429	$352	$—	$77

The following table represents the change in level 3 liabilities which relate to employee stock compensation guarantees (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Employee stock-based compensation guarantees
Liability as of December 31, 2013	$77
Adjustments to fair value	42
Liability as of June 30, 2014	$119

The employee stock-based compensation guarantees represent compensation liability associated with certain RSU grants. Based on the terms of these grants, a cash payment is required to be made in the event that the stock price at the date of vesting falls below the grant date price. The fair value of this liability is evaluated quarterly using the Black-Scholes option pricing model which considers the potential payout, the remaining time until payout, volatility of the underlying shares, and the risk-free interest rate to calculate the liability that may be due under the arrangement.
Nonrecurring Fair Value Measurements
We measure certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a non-monetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the year ended December 31, 2013, we determined that we had incurred an other-than-temporary impairment of our investment in a privately held company and we wrote off the remainder of the investment of $4.8 million. During the six months ended June 30, 2014, we did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Inventory
The components of inventory were as follows (in thousands):

	June 30, 2014	December 31, 2013
Work in process	$9,310	$7,697
Finished goods	4,597	5,806
Total inventory	$13,907	$13,503
Property and Equipment
Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	June 30, 2014	December 31, 2013
Office and laboratory equipment	5	$26,244	$24,162
Computer equipment	3 - 5	7,658	7,165
Furniture and fixtures	3 - 7	2,333	2,353
Leasehold improvements	Lease term	6,854	7,042
Software	1 - 3	4,833	4,726
Construction in progress		2,836	487
		50,758	45,935
Accumulated depreciation		(31,304)	(27,941)
Property and equipment, net		$19,454	$17,994
Depreciation expense for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013 was $1.8 million, $2.2 million, $3.6 million and $4.1 million, respectively.

Investment in a Privately Held Company
In September 2011, we purchased shares of convertible preferred stock in Zenverge, a privately-held, venture capital funded technology company, for a total investment cost of $10.0 million, which at the time of the investment represented a 16.3% equity interest in the company. We also entered into a strategic partnership to co-develop an integrated chip that combines our MoCA functionality with this entity's independently developed technology. As a result of our joint development arrangement with this company and the appointment of our CEO as a member of the company's board of directors, we determined that the ability to exercise significant influence over the company existed and, accordingly, we accounted for this investment following the equity method. The investment was recorded initially at cost as an investment in a privately held company and was subsequently adjusted for our equity position in net operating results and cash contributions and distributions. In addition, we recorded a charge relating to our proportionate ownership percentage of the premium paid for our investment in excess of our share of their net worth. The fair value of this premium consisted of certain intangible asset and goodwill values as determined by a valuation calculation. These intangible assets represented the excess of the book value as compared to the valuation of Zenverge.
During the second quarter of 2013, we gave Zenverge notice of our intent to terminate the joint development arrangement and, in July 2013, our CEO resigned from the board of directors of Zenverge. As a result, we determined that the ability to exercise significant influence over Zenverge no longer existed and we no longer accounted for the investment under the equity method. As such, we no longer recognize any earnings from our investment in Zenverge.
Additionally, during the second quarter of 2013, our preferred stock investment was converted into common stock based on the terms of a financing in which Zenverge raised additional funds where we did not participate. We then reviewed the available information to determine if our investment in Zenverge's common stock had indicators of possible impairment. As a result of the liquidation preferences held by the remaining preferred stockholders, we concluded that our common stock investment did not have any value and as a result, we had incurred an other-than-temporary impairment of our investment in Zenverge; we wrote off the remainder of the investment of $4.8 million in June 2013. As a result, as of June 30, 2014, our investment in Zenverge was $0.
Accrued Warranty
The following table presents a roll forward of our product warranty liability, which is included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets (in thousands):

Six Months Ended June 30,
2014
Beginning balance	$50
Accruals for warranties issued during the period	45
Settlements made during the period	(25)
Expirations	(27)
Ending balance	$43
Accrued Bonuses
During the six months ended June 30, 2014 we received approval from our board of directors to allocate $1.0 million on a discretionary basis to participants in the management bonus plan on or about February 15, 2015. The payment of the bonus is entirely discretionary and is not tied to achievement of any operational, financial or business metrics. The $1.0 million will be settled in fully vested common stock of the company in February 2015. As of June 30, 2014 we had accrued $0.5 million for these management bonuses.
Restructuring Activity
In June 2014, we announced a corporate restructuring plan to accelerate our path to profitability. The restructuring plan includes the reduction, closure or consolidation of several global facilities including facilities located in Austin, Texas; India; Taiwan and Israel. We expect that approximately 150 positions will be eliminated in connection with the restructuring plan, representing about 23% of our work force.

In connection with this plan, we expect to incur total employee related charges of approximately $4.1 million through the end of 2014 consisting of severance, retention and relocation costs. During the three months ended June 30, 2014 we incurred $1.7 million in employee related charges and we expect to incur an additional $2.4 million of employee related charges during the remainder of 2014.
Our restructuring plan also includes reducing capacity at or vacating certain facilities and terminating operating leases and other contract costs. We will record these costs as restructuring costs in the period when we cease to use rights conveyed by the contract. Additionally, costs such as attorney fees incurred as a result of this activity will be charged as restructuring costs as they are incurred. We expect to incur a total of $1.7 million in facility exit costs and $0.6 million in impairment charges. During the three months ended June 30, 2014, we recorded asset impairment charges of $0.1 million. Further, as a result of the restructuring plan, we no longer intend to permanently reinvest the undistributed earnings of certain foreign subsidiaries. No tax on the undistributed earnings has been provided for, as we maintain a full valuation allowance against our deferred tax assets.
Total cash payments related to the restructuring plan are expected to be approximately $5.8 million. As of June 30, 2014, $0.9 million in cash payments had been made in connection with the plan.
The above costs are recorded in the "Restructuring charges" line of our unaudited condensed consolidated statements of operations.
The following table presents a rollforward of our restructuring liability as of June 30, 2014 which is included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheets (in thousands):

Employee Separation Expenses
Liability as of December 31, 2013	$—
Restructuring charges	1,685
Cash payments	(858)
Liability as of June 30, 2014	$827
Deferred Compensation
We have a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At June 30, 2014, we had marketable securities totaling $0.4 million related to investments in equity securities that are held in a rabbi trust established under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.4 million at June 30, 2014, all of which was classified as a non-current liability and recorded in our unaudited condensed consolidated balance sheets under other long-term liabilities.
Purchase Commitments
We had firm purchase order commitments for the acquisition of inventory as of June 30, 2014 and December 31, 2013 of $9.4 million and $16.8 million, respectively.

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

In connection with the completion of the Mobius transaction, certain Mobius personnel entered into employment arrangements with Entropic. On July 18, 2013 we granted RSUs for an aggregate 3.2 million shares of common stock as long-term retention grants to certain employees of Mobius who joined Entropic. The RSUs had an estimated value of $14.0 million on the grant date. Approximately 0.9 million of the 3.2 million RSUs vest over a 15 month period, or earlier upon the achievement of certain milestones and the remaining 2.3 million RSUs vest over a 36 month period. These RSUs are being accounted for as compensation expense over the vesting periods. We currently estimate that the performance based milestones related to the 0.9 million RSUs will not be achieved prior to the 15 month service period.
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
Under the purchase method of accounting, the identifiable net assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values. In the determination of the fair value of the in-process research and development, or IPR&D, various factors were considered, such as future revenue contributions, additional licensing costs associated with the underlying technology, and contributory asset charges. The fair value of the IPR&D was calculated using an income approach and the rate utilized to discount net future cash flows to their present values was based on a weighted average cost of capital of 21%. This discount rate was determined after considering our cost of debt adjusted for a risk premium that market participants would require in an investment in companies that are at similar stages of development as Mobius.
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

On April 12, 2012, we completed our acquisition of assets from Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, used in or related to Trident's set-top box business, or STB business, and recognized $4.0 million of goodwill in connection with the acquisition. During the six months ended June 30, 2013, we finalized the acquisition related hold back payments with Trident. The finalization of these amounts resulted in a decrease to goodwill of $0.7 million. As of June 30, 2014, the goodwill related to the acquisition of Trident was $3.3 million.
Intangible assets consisted of the following (in thousands, except for years):

	Estimated Useful Life (in years)	As of June 30, 2014
		Gross	Accumulated Amortization	Net
Developed technology	4	$43,475	$(20,860)	$22,615
In-process research and development	*	13,761	—	13,761
Customer relationships	7	6,800	(2,065)	4,735
Non-compete agreement	2	1,603	(1,555)	48
Total intangible assets		$65,639	$(24,480)	$41,159

	Estimated Useful Life (in years)	As of December 31, 2013
		Gross	Accumulated Amortization	Net
Developed technology	4	$43,475	$(15,426)	$28,049
In-process research and development	*	13,761	—	13,761
Customer relationships	7	6,800	(1,579)	5,221
Non-compete agreement	2	1,603	(1,308)	295
Customer backlog	1	2,000	(2,000)	—
Total intangible assets		$67,639	$(20,313)	$47,326

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
Amortization expense related to intangible assets was recorded as follows in our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$2,717	$2,228	$5,434	$4,456
Amortization of intangibles	290	495	733	1,425
Total amortization expense	$3,007	$2,723	$6,167	$5,881
As of June 30, 2014, the estimated future amortization expense of intangible assets is as follows, excluding in-process research and development intangible assets that have not reached technological feasibility (in thousands):

Years Ending December 31,	Estimated Amortization
2014 (remaining six months)	$5,946
2015	11,863
2016	6,013
2017	2,242
2018	971
Thereafter	363
$27,398

5.	Derivative Instruments
Certain of our foreign operations have expenses transacted in currencies other than the U.S. dollar. In order to mitigate foreign currency exchange risk, we use forward contracts to lock in exchange rates associated with a portion of our forecasted international expenses. Our policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in other income, net. We use quoted prices to value our derivative instruments. During the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, we recorded a gain (loss) of $17,000, $(0.2) million, $(0.3) million and $(0.1) million, respectively, related to these fair value hedging contracts. As of June 30, 2014, we had outstanding contracts to purchase $13.6 million of Chinese yuan and $1.2 million of Indian rupees which settle during the course of the next 12 months.

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
During the second quarter of 2013, we evaluated our net deferred income tax assets, including an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance is required. A significant negative factor in our assessment was the expectation that we may be in a three-year historical cumulative loss as of the end of the first quarter of fiscal 2014 and through the near term, as profitable quarters in the earlier years are removed from the rolling three-year calculation. After considering our recent history of losses and management's expectation of additional near-term losses, during the second quarter of 2013, we recorded a valuation allowance of $26.7 million on our net deferred tax assets with a corresponding charge to our income tax provision. We continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist.
Income tax expense for the three months ended June 30, 2014 was $0.3 million compared to $27.2 million for the three months ended June 30, 2013, or (1)% and (215)% of pre-tax loss, respectively. The effective tax rate for the three months ended June 30, 2014 differs from the federal statutory rate primarily due to taxes in the foreign jurisdictions in which we operate and withholding taxes for jurisdictions in which we are no longer indefinitely reinvested, partially offset by a federal net operating loss carryback and changes in valuation allowance against our domestic net deferred tax assets. The effective tax rate for the three months ended June 30, 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets in the second quarter of 2013.
Income tax expense for the six months ended June 30, 2014 was $0.4 million compared to $22.6 million for the six months ended June 30, 2013, or (1)% and (115)% of pre-tax loss, respectively. The effective tax rate for the six months ended June 30, 2014 differs from the federal statutory rate primarily due to taxes in the foreign jurisdictions in which we operate and withholding taxes for jurisdictions in which we are no longer indefinitely reinvested, partially offset by a federal net operating loss carryback and changes in valuation allowance against our domestic net deferred tax assets. The effective tax rate for the six months ended June 30, 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets in the second quarter of 2013.
We file U.S., state and international income tax returns in jurisdictions with various statutes of limitations. During the second quarter of 2014, we were notified by the Internal Revenue Service that our 2012 consolidated federal tax return is currently under examination. It is possible that within the next twelve months, ongoing tax examinations in the U.S. may be resolved, that new tax exams may commence and that other issues may be effectively settled. However,we are unable to make a reasonably reliable estimate as to when or if cash settlements with taxing authorities may occur. Although audit outcomes and the timing of audit payments are subject to uncertainty, we do not anticipate that the resolution of these tax matters or any events related thereto will result in a material adverse change to our consolidated financial position, results of operations or cash flows.

7.	Stockholders' Equity
Stock-Based Compensation
We have in effect equity incentive plans under which incentive stock options, non-qualified stock options and restricted stock units have been granted to employees, directors and consultants to purchase shares of our common stock at a price not less than the fair market value of the stock at the date of grant, except for certain options assumed in connection with a business combination. These equity plans include the 2007 Non-Employee Directors’ Stock Option Plan, under which we continue to grant non-qualified stock options, and the 2007 Equity Incentive Plan and 2012 Inducement Award Plan under which we continue to grant non-qualified stock options and restricted stock units. These plans are further described in our Annual Report on Form 10-K.
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
Stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 includes compensation expense for stock-based options and awards based on the grant date fair value. For options and awards granted with service-based vesting, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of net revenues	$88	$230	$255	$431
Research and development	3,535	1,975	6,737	3,964
Sales and marketing	772	516	1,334	814
General and administrative	1,167	1,054	2,104	2,020
Total stock-based compensation expense	$5,562	$3,775	$10,430	$7,229
Equity Incentive Plans
As part of our continual evaluation of the calculation of our stock-based compensation expense, we reviewed and updated our forfeiture rate, expected term and volatility assumptions during the three and six months ended June 30, 2014 and there was no significant impact. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. Through June 30, 2013, we used a combination of our historical experience, the contractual term and the average option term of a comparable peer group to determine the expected life of our option grants. The peer group historical term was used due to the limited trading history of our common stock. The estimated volatility incorporated historical volatility of similar entities whose share prices are publicly available. Effective July 1, 2013, we no longer incorporated peer group data in determining our expected life and volatility assumptions since we have sufficient trading history. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.
The fair value of stock options granted to employees and directors was estimated at the grant date using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected life (years)	5.4	5.4	5.4	5.3 - 5.4
Risk-free interest rate	1.83%	0.86%	1.83% to 1.87%	0.79% - 0.86%
Expected volatility	80%	90%	80% to 85%	90%
Expected dividend yield	—	—	—	—

As of June 30, 2014, we estimated there were $27.1 million in total unrecognized compensation costs related to employee equity incentive agreements, which are expected to be recognized over a weighted-average period of 1.2 years.
For the three and six months ended June 30, 2014 and 2013, the fair value of expected shares to be issued under the ESPP was estimated using the following assumptions:

Three and Six Months Ended June 30,
	2014	2013
Expected life (years)	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.05% to 0.11%	0.08% to 0.19%
Expected volatility	35% to 55%	47% to 84%
Expected dividend yield	—	—
For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013 we recorded stock-based compensation expense related to awards under the ESPP totaling $0.4 million. $0.4 million, $0.7 million and $0.7 million, respectively. As of June 30, 2014 we estimated there were $1.0 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.5 years.
Stock Options
During the three and six months ended June 30, 2014, we granted stock options to purchase 0.8 million shares of our common stock. During the three and six months ended June 30, 2014, stock options to purchase 0.1 million and 0.2 million shares of common stock were exercised, respectively. During the three and six months ended June 30, 2014, options to purchase 0.2 million shares of common stock were forfeited or expired. As of June 30, 2014, we had outstanding options to purchase 10.0 million shares of common stock.
Restricted Stock Units
During the three and six months ended June 30, 2014, 0.9 million shares of our common stock vested and were released pursuant to outstanding RSUs. As of June 30, 2014, we had 8.0 million shares of common stock subject to RSUs outstanding.
During the three and six months ended June 30, 2014, 2.1 million and 2.2 million RSUs were granted, respectively, and 0.3 million RSUs were forfeited. Generally, RSUs vest annually with a term of one year to four years from the date of the grant on the anniversary date of the grant or on a predetermined quarterly vesting date following the anniversary date of the grant. The related compensation expense of RSUs with service-based vesting is generally recognized ratably over the service period.
Included in the 2.1 million RSUs granted during the three months ended June 30, 2014 were 1.6 million PSUs granted to certain members of the executive management team. The PSUs will be earned, if at all, based on our total shareholder return compared to that of a determined market index and over a three year performance period. The PSUs will vest between 0% and 300% with the full vesting of 1.6 million shares earned only if our stock price achieves a 90th percentile or higher ranking compared to the market index. No shares are vested below a 30th percentile ranking and approximately 0.5 million shares will vest upon the attainment of a 50th percentile ranking, with vesting beginning at the 30th percentile floor. A portion of the shares vest annually upon the achievement of the targets measured at two interim measurement periods.
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
During the three and six months ended June 30, 2014, $2.3 million and $11.3 million, respectively, of purchases were made under this program. Total purchases made under this program were $16.7 million as of June 30, 2014.

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
For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, basic and diluted weighted average common shares outstanding were 89.6 million, 90.3 million, 89.6 million and 89.8 million, respectively. For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, potentially dilutive stock options and RSUs for 17.8 million, 14.2 million, 17.0 million and 13.7 million shares of our common stock, respectively, were outstanding but not included in the diluted net loss per share calculations because they would be antidilutive.

9.	Significant Customer and Geographic Information
Customers
Based on direct shipments, customers that exceeded 10% of total net revenues or accounts receivable were as follows:

	Net Revenues		Net Revenues		Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,	As of December 31,
	2014	2013	2014	2013	2014	2013
Actiontec Electronics, Inc.	14%	11%	12%	*	10%	*
CyberTAN Technology, Inc.	14%	*	13%	*	*	*
Foxconn Electronics, Inc.	*	16%	11%	14%	*	12%
MTI Laboratory, Inc.	11%	*	12%	*	13%	*
Wistron NeWeb Corporation	25%	18%	21%	15%	32%	24%

*	Customer accounted for less than 10% of total net revenues or accounts receivable, as applicable, for the period indicated.
Geographic Information
Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Asia	$46,086	$62,117	$99,118	$126,764
Europe	418	1,043	1,228	2,242
United States	2,487	1,679	3,916	3,398
North America, other	1,209	5,773	1,593	12,665
Total	$50,200	$70,612	$105,855	$145,069
As of June 30, 2014 and December 31, 2013, long-lived assets, which represent property, plant and equipment, net of accumulated depreciation, and lease deposits, located outside of the United States were $7.4 million and $7.4 million, respectively.

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

On May 8, 2013 we filed a complaint in the United States District Court for the Southern District of California, or the District Court, against ViXS Systems, Inc., and ViXS USA, Inc., collectively ViXS, seeking damages sustained from ViXS’ infringement of two of our patents related to our core home networking solutions, or the Patents. ViXS filed a response with the District Court on February 17, 2014 denying our allegations, and also filed a counter-claim seeking unspecified damages for, among other things, breach of contract, interference with business relations and unfair competition. ViXS alleges we failed to offer to license the Patents to ViXS on fair, reasonable and nondiscriminatory terms and conditions in accordance with the terms of the MoCA Intellectual Property Rights Policy to which we are a party, and that our initial complaint was filed in order to disrupt ViXS’ initial public offering and relations with its customers. On June 20, 2014, we filed an amended complaint that accused ViXS of infringing an additional patent owned by us related to our core home networking solutions. On July 24, 2014, ViXS filed an answer to the amended complaint alleging, among other things, that we infringe a patent owned by ViXS related to home networking. Separately, on April 17, 2014, ViXS filed a complaint with the United States International Trade Commission and a companion action with the District Court against us and DirecTV, Wistron Corporation, Wistron NeWeb Corporation and CyberTAN Technology, Inc., seeking, among other things, a cease and desist order prohibiting us and the other respondents from engaging in the importation and/or sale within the United States after importation of certain consumer electronics, including set-top boxes, gateways, bridges, adapters, and components thereof, that ViXS alleges infringe certain patents held by ViXS. We believe ViXS’ claims are without merit and we intend to vigorously defend and further pursue our rights on each of these matters.
11. Related Party Transactions
In February 2014, we entered into a contractor services agreement with Semitech Semiconductor Pty Ltd., or Semitech, a privately-funded semiconductor company, to provide development consulting services to us. Our Senior Vice President of Global Marketing is a co-founder, former Chief Executive Officer and current shareholder in Semitech. The agreement calls for Entropic to pay up to $0.3 million to Semitech upon Semitech completing certain development deliverables. During the six months ended June 30, 2014, $0.2 million was paid to Semitech for the first phase of the development project.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and related notes as of and for the year ended December 31, 2013 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on February 21, 2014.

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

In June 2013, we enhanced our analog mixed signal expertise, ultimately strengthening our competitive product offering in both the cable and satellite markets through the acquisition of certain assets of Mobius Semiconductor, Inc., or Mobius. Mobius' technology blends signal processing with analog circuit design to dramatically reduce power dissipation while attaining leading-edge performance. The addition of the Mobius technology will enable us to provide cable and satellite operators with solutions that encompass system designs that are low power, broadband, high-speed, and which capture the full bandwidth of the signal payload - to drive more entertainment streams and IP services to more connected devices in the home. This technology can also be leveraged by global satellite service providers to migrate to digital single-wire communications.

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
Since inception, we have invested heavily in product development. We achieved profitability on an annual basis in fiscal years 2010 through 2012, with net income of $64.7 million, $26.6 million and $4.5 million, respectively. However, for the year ended December 31, 2013 and the six months ended June 30, 2014, we had a net loss of $66.2 million and $45.1 million, respectively. In 2013, our net revenues decreased to $259.4 million from $321.7 million in 2012. The decrease in net revenues during the year ended December 31, 2013 compared to the year ended December 31, 2012 was due to a decrease in demand for our Connectivity solutions. Our net revenues were $105.9 million for the six months ended June 30, 2014 compared to $145.1 million for the six months ended June 30, 2013. The decrease in net revenues during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was due to a decrease in the demand for our Connectivity solutions. As of June 30, 2014, we had an accumulated deficit of $257.4 million.
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

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	100%	100%	100%	100%
Cost of net revenues	53	51	53	52
Gross profit	47	49	47	48
Operating expenses:
Research and development	62	40	63	39
Sales and marketing	12	9	12	9
General and administrative	12	8	12	8
Amortization of intangibles	1	1	1	1
Restructuring charges	4	2	2	1
Total operating expenses	91	60	90	58
Loss from operations	(44)	(11)	(43)	(10)
Loss related to equity method investment	—	—	—	(1)
Impairment of investment	—	(7)	—	(3)
Loss before income taxes	(44)	(18)	(43)	(14)
Income tax provision	1	39	—	15
Net loss	(45)%	(57)%	(43)%	(29)%
Comparison of Three and Six Months Ended June 30, 2014 and 2013
(Tables presented in thousands, except percentage amounts)
Net Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Net revenues	$50,200	$70,612	(29)%	$105,855	$145,069	(27)%
Our net revenues for the three months ended June 30, 2014 were $50.2 million compared to net revenues of $70.6 million during the same period in 2013, a decrease of $20.4 million or 29%. The decrease in net revenues during the three months ended June 30, 2014 compared to the same period ended June 30, 2013 was primarily due to a decrease in the demand for our Connectivity solutions during this period.
Our net revenues for the six months ended June 30, 2014 were $105.9 million compared to net revenues of $145.1 million during the same period in 2013, a decrease of $39.2 million or 27%. The decrease in net revenues during the six months ended June 30, 2014 compared to the same period ended June 30, 2013 was primarily due to a decrease in the demand for our Connectivity solutions during this period.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Gross profit	$23,538	$34,256	(31)%	$49,600	$69,095	(28)%
% of net revenues	47%	49%		47%	48%
Gross profit for the three months ended June 30, 2014 was $23.5 million, a decrease of $10.8 million, or 31%, from gross profit of $34.3 million during the same period in 2013. The decrease in gross profit during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was due an overall decrease in the sales of higher margin products and a $0.5 million increase in the amortization of acquired technology, partially offset by a positive impact from lower unit costs, principally as a result of more favorable manufacturing costs.
Gross profit for the six months ended June 30, 2014 was $49.6 million, a decrease of $19.5 million, or 28%, from gross profit of $69.1 million during the same period in 2013. The decrease in gross profit during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was due an overall decrease in the sales of higher margin products and a $0.9 million increase in the amortization of acquired technology, partially offset by a positive impact from lower unit costs, principally as a result of more favorable manufacturing costs.
As a result of our acquisition of the STB business from Trident in April 2012 and PLX Technology, Inc., or PLX, in July 2012, during the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, we recorded amortization expense of $2.7 million, $2.2 million, $5.4 million, $4.5 million, respectively, relating to certain intangible assets acquired. This expense negatively impacted gross margins by approximately 5%, 3%, 5% and 3% during the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, respectively.
Cost of net revenues for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013 included net charges for excess and obsolete inventory of $0, $0.7 million, $0.1 million and $0.9 million, respectively.
Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Research and development	$31,216	$28,334	10%	$66,482	$56,404	18%
% of net revenues	62%	40%		63%	39%
Research and development expenses increased by $2.9 million, or 10%, to $31.2 million during the three months ended June 30, 2014 from $28.3 million during the same period in 2013. This increase was due to an increase of $2.4 million in non-personnel related research and development expenditures primarily related to additional wafer and tape-out costs incurred with our new product development and existing product enhancement initiatives undertaken during the three months ended June 30, 2014 as compared to the same period in 2013. Stock-based compensation expense increased by $1.6 million, offset by a decrease in other personnel related costs of $0.5 million and a $0.5 million decrease in facility and overhead allocation expenses during the three months ended June 30, 2014 compared to the same period in 2013.
Research and development expenses increased by $10.1 million, or 18%, to $66.5 million during the six months ended June 30, 2014 from $56.4 million during the same period in 2013. This increase was due to an increase of $8.7 million in non-personnel related research and development expenditures primarily related to additional wafer and tape-out costs incurred with our new product development and existing product enhancement initiatives undertaken during the six months ended June 30, 2014 as compared to the same period in 2013. Stock based compensation expense increased by $2.8 million during the six months ended June 30, 2014 as compared to the same period in 2013. These increases were offset by a $0.6 million decrease in personnel costs and a $0.8 million decrease in facility costs and overhead allocation expenses during the six months ended June 30, 2014 compared to the same period in 2013.

Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Sales and marketing	$5,878	$6,017	(2)%	$13,323	$12,472	7%
% of net revenues	12%	9%		12%	9%
Sales and marketing expenses decreased by $0.1 million, or 2%, to $5.9 million during the three months ended June 30, 2014 from $6.0 million during the same period in 2013. The decrease was due to a decrease in personnel costs of $0.3 million, offset by an increase in stock based compensation expense of $0.2 million during the three months ended June 30, 2014 compared to the same period in 2013.
Sales and marketing expenses increased by $0.8 million, or 7%, to $13.3 million during the six months ended June 30, 2014 from $12.5 million during the same period in 2013. The increase was due to an increase in general customer support, marketing and trade show related costs of $0.6 million, an increase in stock based compensation expense of $0.5 million, and increase in overhead allocations of $0.1 million during the six months ended June 30, 2014 compared to the same period in 2013. These increases were offset by a decrease in personnel costs of $0.3 million during the six months ended June 30, 2014 compared to the same period in 2013.
General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
General and administrative	$6,121	$5,456	12%	$12,253	$11,539	6%
% of net revenues	12%	8%		12%	8%
General and administrative expenses increased by $0.6 million, or 12%, to $6.1 million during the three months ended June 30, 2014 from $5.5 million during the three months ended June 30, 2013. The increase in general and administrative expenses was primarily due to an increase in legal fees of $0.8 million related to pending litigation during the quarter ended June 30, 2014, offset by a decrease in professional and consulting fees of $0.1 million and a decrease in overhead allocation costs of $0.1 million as compared to the same period in 2013.
General and administrative expenses increased by $0.8 million, or 6%, to $12.3 million during the six months ended June 30, 2014 from $11.5 million during the same period in 2013. The increase in general and administrative expenses was primarily due to an increase in legal fees of $0.9 million related to pending litigation and an increase in professional and consulting fees of $0.4 million during the six months ended June 30, 2014 as compared to the same period in 2013. These increases were offset by a decrease in personnel costs of $0.4 million and a decrease in overhead allocation costs of $0.1 million during the six months ended June 30, 2014 as compared to the same period in 2013.
Loss related to equity method investment
During the three and six months ended June 30, 2013, we recorded expense of $0.3 million and $1.1 million, respectively, related to our investment in Zenverge, Inc., or Zenverge, a privately held venture capital funded technology company which is accounted for under the equity method of accounting. Under the equity method of accounting, the change in the carrying value of our investment in Zenverge is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). The change in the value of the investment is comprised of our proportionate share of Zenverge's losses plus a charge relating to the amortization of the intangible asset associated with the premium paid on our investment. During the second quarter of 2013, we wrote off the remaining balance of our investment in Zenverge since we had incurred an other-than temporary impairment of our investment.

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
Other income, net
Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was $0.2 million during the three months ended June 30, 2014 compared to $0.3 million during the same period in 2013. During the three months ended June 30, 2013, in addition to interest income of $0.3 million, other income, net also included a loss of $0.2 million related to the fair value of outstanding hedging contracts which was offset by a gain of $0.1 million related to the fair value reassessment of the PLX contingent consideration milestone payment and a gain of $0.1 million related to the disposal of property and equipment.
Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was $0.3 million during the six months ended June 30, 2014 compared to $0.7 million during the same period in 2013. During the six months ended June 30, 2013, in addition to interest income of $0.5 million, other income, net also included a gain of $0.1 million related to the fair value reassessment of the PLX contingent consideration milestone payment and a gain of $0.1 million related to the disposal of property and equipment.
Income taxes
Income tax expense for the three months ended June 30, 2014 was $0.3 million compared to $27.2 million for the three months ended June 30, 2013, or (1)% and (215)% of pre-tax loss, respectively. The effective tax rate for the three months ended June 30, 2014 differs from the federal statutory rate primarily due to taxes in the foreign jurisdictions in which we operate and withholding taxes for jurisdictions in which we are no longer indefinitely reinvested, partially offset by a federal net operating loss carryback and changes in valuation allowance against our domestic net deferred tax assets. The effective tax rate for the three months ended June 30, 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets which was recorded during the second quarter of 2013.
Income tax expense for the six months ended June 30, 2014 was $0.4 million compared to $22.6 million for the six months ended June 30, 2013, or (1)% and (115)% of pre-tax loss, respectively. The effective tax rate for the six months ended June 30, 2014 differs from the federal statutory rate primarily due to taxes in the foreign jurisdictions in which we operate and withholding taxes for jurisdictions in which we are no longer indefinitely reinvested, partially offset by a federal net operating loss carryback and changes in valuation allowance against our domestic net deferred tax assets. The effective tax rate for the six months ended June 30, 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets which was recorded during the second quarter of 2013.
During the three months ended June 30, 2013, we evaluated our gross deferred income tax assets, including an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was the expectation that we may be in a three-year historical cumulative loss as of the end of the first quarter of fiscal 2014 and through the near term, as profitable quarters in the earlier years are removed from the rolling three-year calculation. After considering our recent history of losses and management's expectation of additional near-term losses, during the three months ended June 30, 2013, we recorded a valuation allowance of $26.7 million on our gross deferred tax assets with a corresponding charge to our income tax provision. We continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist.
Liquidity and Capital Resources
As of June 30, 2014 and December 31, 2013, we had cash, cash equivalents and investments of $120.9 million and $157.8 million, respectively. At June 30, 2014 and December 31, 2013, we had $5.1 million and $7.8 million, respectively, of cash, cash equivalents and investments which were held outside of the United States. The cash held outside the United States is needed to meet local working capital requirements for our foreign subsidiaries.

In September 2013, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $30.0 million of our common stock. Purchases under this program may be made from time to time through 10b5-1 programs, open market purchases, or privately negotiated transactions. The number of shares ultimately repurchased, and the timing of the purchases, depend on market conditions, share price, and other factors. Purchases under this program may be made until September 30, 2014; however, the program may be discontinued at any time. During the three and six months ended June 30, 2014, $2.3 million and $11.3 million, respectively, of purchases were made under this program. Total purchases made under this program were $16.7 million as of June 30, 2014.
In connection with our restructuring plan, we expect to incur total employee related charges of approximately $4.1 million through the end of 2014 consisting of severance, retention and relocation costs. During the three months ended June 30, 2014 we incurred $1.7 million in employee related charges and we expect to incur an additional $2.4 million of employee related charges during the remainder of 2014.
Our restructuring plan also includes reducing capacity at or vacating certain facilities and terminating operating leases and other contract costs. We will record these costs as restructuring costs in the period when we cease to use rights conveyed by the contract. Additionally, costs such as attorney fees incurred as a result of this activity will be charged as restructuring costs as they are incurred. We expect to incur a total of $1.7 million in facility exit costs and $0.6 million in impairment charges. During the three months ended June 30, 2014, we recorded asset impairment charges of $0.1 million. Further, as a result of the restructuring plan, we no longer intend to permanently reinvest the undistributed earnings of certain foreign subsidiaries. No tax on the undistributed earnings has been provided for, as we maintain a full valuation allowance against our deferred tax assets.
Total cash payments related to the restructuring plan are expected to be approximately $5.8 million. As of June 30, 2014, $0.9 million in cash payments had been made in connection with the plan.
The following table summarizes our condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash (used in) provided by operating activities	$(20,920)	$17,860
Net cash provided by (used in) investing activities	25,247	(20,182)
Net cash used in financing activities	(9,664)	(442)
Net effect of exchange rates on cash	93	(93)
Net decrease in cash and cash equivalents	$(5,244)	$(2,857)
Operating Activities
Net cash used in operating activities was $20.9 million for the six months ended June 30, 2014. Net cash used in our operating activities was due to a net loss of $45.1 million, which was offset by non-cash charges of $10.4 million in stock-based compensation expenses, amortization of intangible assets of $6.2 million, depreciation expense of $3.6 million, amortization of premiums on marketable securities of $1.1 million, loss on disposal of assets of $0.3 million and a reserve for excess and obsolete inventory of $0.1 million. Cash used to fund our net loss was partially offset by cash provided by total working capital changes of $2.3 million. Sources of working capital changes included a decrease in prepaid expenses of $0.9 million, an increase in our accounts payable balance of $1.9 million, an increase of $1.3 million in accrued expenses and other liabilities. These working capital sources of cash were partially offset by working capital uses of cash including an increase in our accounts receivable balance of $0.7 million, an increase in our inventory balances of $0.5 million and an increase in long-term assets of $0.7 million.

Net cash provided by operating activities was $17.9 million for the six months ended June 30, 2013. Sources of cash provided by operating activities included non-cash charges of $7.2 million in stock-based compensation expenses, amortization of intangible assets of $5.9 million, impairment of investment of $4.8 million, depreciation expense of $4.0 million, amortization of premiums on marketable securities of $1.8 million, loss related to equity method investment of $1.1 million, a reserve for excess and obsolete inventory of $0.9 million, changes in deferred taxes of $23.6 million primarily due to the establishment of the valuation allowance against our net federal deferred tax assets and an excess tax expense from share-based payment arrangements of $2.2 million, offset by a net loss of $42.3 million and the change in acquisition related contingent consideration liability of $0.1 million. Cash provided by working capital changes was $8.9 million, which included a decrease in our inventory balances of $10.2 million, an increase in our accounts payable balance of $3.6 million and an increase of $2.8 million in accrued expenses and other liabilities. These working capital sources of cash were partially offset by working capital uses of cash including an increase in our accounts receivable balance of $3.6 million,an increase in long-term assets of $0.7 million and an increase in prepaid expenses and other current assets of $3.3 million.
Investing Activities
Net cash provided by investing activities was $25.2 million for the six months ended June 30, 2014 due to proceeds from sales and maturities of available-for-sale securities of $53.3 million, partially offset by purchases of available-for-sale securities of $22.7 million and purchases of property and equipment of $5.3 million.
Net cash used in investing activities was $20.2 million for the six months ended June 30, 2013 due to cash payments in connection with our acquisition of intellectual property assets of $13.0 million from Mobius, purchases of available-for-sale securities of $60.6 million and purchases of property and equipment of $5.3 million. Cash used in investing activities was partially offset by proceeds from sales and maturities of available-for-sale securities of $58.8 million.
Financing Activities
Net cash used in financing activities was $9.7 million for the six months ended June 30, 2014, due to the repurchase of our common stock of $11.3 million, offset by proceeds from the issuance of common stock in connection with stock option exercises of $1.6 million.
Net cash used in financing activities was $0.4 million for the six months ended June 30, 2013, due to $2.2 million of excess tax expense from share-based payment arrangements, offset by proceeds from the issuance of common stock in connection with stock option exercises of $1.7 million.
We believe that our cash, cash equivalents and investments of $120.9 million as of June 30, 2014, will be sufficient to fund our projected operating requirements for at least the next 12 months.
We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies.
Indemnities
In the ordinary course of business, we have entered into agreements that include indemnity provisions with certain customers. Based on historical experience and information known as of June 30, 2014, we have not recorded any indemnity obligations.
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
Recent Accounting Standards
In April 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-08—Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raised the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. This ASU will be effective prospectively for the first quarter of fiscal year 2016. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. We do not expect the adoption of this ASU to have a material impact on our financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In particular, this ASU addresses contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. This ASU will be effective beginning in the first quarter of fiscal year 2017. Early adoption of this ASU is not permitted. We are currently evaluating the impact of and method of adoption of this ASU on our financial statements.
There have been no other recent accounting standards or changes in accounting standards during the six months ended June 30, 2014, as compared to the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
Our sales have been historically denominated in U.S. dollars and an increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could materially affect the demand of our products by non-U.S. customers, leading to a reduction in orders placed by these customers, which would adversely affect our business. However, we are exposed to foreign currency exchange rate risks inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The most significant currencies other than the U.S. dollar to our operations for the six months ended June 30, 2014 were the Chinese yuan, the British pound, the Taiwanese dollar, the Indian rupee, the Israeli shekel and the South Korean won. We have established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements. Our foreign currency risk management program includes foreign currency derivatives that utilize foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. The fair value of these contracts is reflected as other assets or other liabilities and the change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income, net to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded in other income, net.
At June 30, 2014, we had foreign currency forward contracts in place that amounted to a net purchase in U.S. dollar equivalent of $14.8 million to partially hedge our expected future expenses related to funding our China, India and UK operations costs. The maturities of these contracts were less than 12 months. Relative to foreign currency exposures existing at June 30, 2014, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would expose us to $2.1 million in losses in earnings or cash flows.
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
At June 30, 2014, we had $120.9 million in cash, cash equivalents and investments, all of which were stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of the $11.1 million of cash and cash equivalents held as of June 30, 2014, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the fair value of the $109.0 million of our investments by $0.9 million.

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
On May 8, 2013 we filed a complaint in the United States District Court for the Southern District of California, or the District Court, against ViXS Systems, Inc., and ViXS USA, Inc., collectively ViXS, seeking damages sustained from ViXS’ infringement of two of our patents related to our core home networking solutions, or the Patents. ViXS filed a response with the District Court on February 17, 2014 denying our allegations, and also filed a counter-claim seeking unspecified damages for, among other things, breach of contract, interference with business relations and unfair competition. ViXS alleges we failed to offer to license the Patents to ViXS on fair, reasonable and nondiscriminatory terms and conditions in accordance with the terms of the MoCA Intellectual Property Rights Policy to which we are a party, and that our initial complaint was filed in order to disrupt ViXS’ initial public offering and relations with its customers. On June 20, 2014, we filed an amended complaint that accused ViXS of infringing an additional patent owned by us related to our core home networking solutions. On July 24, 2014, ViXS filed an answer to the amended complaint alleging, among other things, that we infringe a patent owned by ViXS related to home networking. Separately, on April 17, 2014, ViXS filed a complaint with the United States International Trade Commission and a companion action with the District Court against us and DirecTV, Wistron Corporation, Wistron NeWeb Corporation and CyberTAN Technology, Inc., seeking, among other things, a cease and desist order prohibiting us and the other respondents from engaging in the importation and/or sale within the United States after importation of certain consumer electronics, including set-top boxes, gateways, bridges, adapters, and components thereof, that ViXS alleges infringe certain patents held by ViXS. We believe ViXS’ claims are without merit and we intend to vigorously defend and further pursue our rights on each of these matters.

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
Risks Related to Our Business
We have had net operating losses for most of the time we have been in existence, had an accumulated deficit of $257.4 million as of June 30, 2014 and we are unable to predict if or when we will return to profitability.*
We were incorporated in 2001, did not commence shipping production quantities of our home connectivity, or Connectivity, solutions until December 2004 and while we were profitable on an annual basis from 2010 through 2012, we incurred a net loss in 2013 and during the first and second quarter of 2014. Consequently, any predictions about future performance of our going forward operations may not be as accurate as they could be if we had a longer history of successfully commercializing our Connectivity solutions and the more recently acquired STB SoC solutions, and of profitable operations. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.

For the year ended December 31, 2013 we generated a net loss of $66.2 million, while during the years ended 2012 and 2011 we generated net income of $4.5 million and $26.6 million, respectively. During the six months ended June 30, 2014 we incurred a net loss of $45.1 million. While we have some recent history of profitability, we have incurred substantial net losses since our inception. As of June 30, 2014, we had an accumulated deficit of $257.4 million and we expect to incur additional operating losses as we develop our STB System-on-a-chip, or SoC, and Connectivity solutions and expand our business.
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
Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we currently face, or in the future expect to face, competition from companies such as Broadcom Corporation, or Broadcom, STMicroelectronics N.V., or STMicro, Sigma Designs, Inc., MStar Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., MaxLinear, Inc., or MaxLinear, Qualcomm Incorporated, or Qualcomm, Lantiq Deutschland GmbH and Vixs Systems, Inc., in the sale of MoCA compliant chipsets and technology, and from companies such as Broadcom, NXP Semiconductors N.V., MaxLinear and STMicro, in the sale of direct broadcast satellite outdoor unit, or DBS ODU, products and from companies such as Broadcom, STMicro, MediaTek Inc., MStar Semiconductor, Inc., Sigma Designs, Inc., Marvell, AMlogic, Abilis, Intel, Qualcomm, HiSilicon Technologies and Vixs in the sale of STB SoCs, and other STB solutions. Consolidation by industry participants could result in competitors with further increased market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which would allow them to compete more effectively against us. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge and could acquire significant market share. Further, our current and potential competitors may also enter into licensing arrangements with third parties with respect to MoCA chipsets or other technology on licensing terms that are more favorable than the licensing terms that we would be able to offer through the direct licensing of our MoCA chipsets and other technology to such third parties. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop solutions or technologies that cause our solutions and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.

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

We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*
We derive a substantial portion of our revenues from a limited number of customers. For example, during the year ended December 31, 2013, Wistron NeWeb Corporation, or Wistron, and Foxconn Electronics, Inc., or Foxconn, accounted for approximately 18% and 16% of our net revenues, respectively; for the year ended December 31, 2012, Wistron and Motorola Mobility Inc., or Motorola, accounted for 21% and 13% of our net revenues, respectively; and for the year ended December 31, 2011, Wistron and Motorola accounted for 25% and 17% of our net revenues, respectively. More recently, during the six months ended June 30, 2014, Wistron, CyberTAN Technology, Inc., Actiontec Electronics, Inc., MTI Laboratory, Inc. and Foxconn accounted for approximately 21%, 13%, 12%, 12% and 11% of our net revenues, respectively. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to sell our solutions to our existing and prospective large customers.
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
We may have conflicts with our customers, including customers we have acquired as part of our acquisition of the STB business from Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, with whom we have a limited history, or the service providers that purchase products from our customers that incorporate our solutions. Any such conflict could result in events that have a negative impact on our business, including:

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
Our operating results have fluctuated significantly in the past and we expect them to continue to fluctuate in the future, which could lead to volatility in the price of our common stock.*
Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of our control. For example, while we were profitable in 2010 through 2012, we incurred a net loss in 2013 and during the first and second quarter of 2014. These fluctuations in our operating results may cause our stock price to fluctuate as well. The primary factors that are likely to affect our quarterly and annual operating results include:

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
We derive a significant portion of our revenues from sales of our DBS ODU solutions into markets served by digital broadcast satellite providers and their ODM and OEM partners, the deployment of which may also increase demand for our MoCA-compliant Connectivity solutions. These revenues result from the demand for HD based TV's and DVR's within single family households, multi dwelling units and hospitality establishments that receive their video from digital broadcast satellites. The digital broadcast satellite market may not grow in the future as anticipated or a significant market slowdown may occur, which would in turn reduce the demand for applications or devices, such as multi-switch and low-noise block converters that rely on our digital broadcast satellite outdoor unit solutions. Because of the intense competition in the satellite, terrestrial and cable digital television markets, the unproven technology of many products addressing these markets and the short product life cycles of many consumer applications or devices, it is difficult to predict the potential size and future growth rate of the markets for our digital broadcast satellite outdoor unit solutions. If the demand for our digital broadcast satellite outdoor unit solutions is not as great as we expect, or if we are unable to produce competitive solutions to meet that demand, our revenues could be adversely affected.
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

Our restructuring activities could result in management distractions, operational disruptions and other difficulties which could adversely affect our business.*
During 2013 and 2014, we took and continue to undertake steps to restructure and simplify our business and operations. Specifically, in both 2013 and 2014, we implemented plans to restructure portions of our business and to significantly reduce operating expenses, in part by implementing a reduction in our workforce. We cannot guarantee that we will be successful in implementing our ongoing initiatives, or that such efforts will not interfere with our ability to achieve our business objectives. For example, our restructuring activities could disrupt engineering initiatives, which could adversely affect our ability to introduce new products and to deliver products both on a timely basis and in accordance with customer requirements, the effect of which could delay revenues or result in lost business opportunities. To the extent that we are unable to effectively reallocate employee responsibilities, these reductions in our workforce may impact our ability to accurately forecast future financial results or deliver on those projections. Moreover, reductions in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business which may cause them to delay or curtail doing business with us, may increase the likelihood of key employees leaving the company or make it more difficult to recruit new employees, and may have an adverse impact on our business. Employees whose positions were eliminated in connection with these restructuring activities may seek employment with our competitors, customers or suppliers. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.
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
We will continue to pursue acquisitions, strategic relationships, joint ventures, collaborations, technology licenses and investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into adjacent markets, or broaden our technology and intellectual property.
Such transactions, including our 2012 acquisitions of the STB business from Trident and our 2013 acquisition of assets from Mobius Semiconductor, Inc., or Mobius, are often complex, time consuming and expensive. We will need to overcome challenges, some of which may be significant, in order to realize the benefits or synergies from the acquisitions we have completed to date and any acquisitions we may complete from time to time in the future. Such acquisitions present numerous challenges and risks including:

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
Our solution development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*
Our solution development efforts require substantial research and development expense. Our research and development expense was $66.5 million and $56.4 million for the six months ended June 30, 2014 and 2013, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.
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
We have limited control over the indirect channels of distribution we utilize, which makes it difficult to accurately forecast orders and could result in the loss of certain sales opportunities.*
A portion of our revenue is realized through independent resellers and distributors that are not under our control. For the year ended December 31, 2013, 3% of our net revenues were through these entities. For the six months ended June 30, 2014, 2% of our net revenues were through these entities. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. Our revenues could be adversely affected if our relationships with resellers or distributors were to deteriorate or if the financial condition of one or more significant resellers or distributors were to decline. In addition, as our business grows, there may be an increased reliance on indirect channels of distribution. There can be no assurance that we will be successful in maintaining or expanding these indirect channels of distribution. This uncertainty could result in the loss of certain sales opportunities. Furthermore, our reliance on indirect channels of distribution may reduce visibility with respect to future business opportunities, thereby making it more difficult to accurately forecast orders. Further, we use the “sell-through” accounting policy model which recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. Because we use the “sell-through” methodology, we may have variability in our revenue from quarter to quarter.

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
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. There is significant competition for qualified personnel in the markets in which we compete and in the geographical locations in which we operate. Our inability to return to profitability, or any adverse perception of our company, our products or our financial position, may negatively affect our perceived reputation and make it more difficult or expensive to attract and retain highly skilled personnel. In addition, our efforts to restructure our business, including reductions in our workforce, may add to uncertainty regarding our future business which may make it difficult to attract and retain employees. We do not have employment agreements with most of our executive or key employees and the unexpected loss of any key employees, including our president and chief executive officer, other members of our senior management or our senior engineering personnel, or an inability to attract additional qualified personnel, including engineers and sales and marketing personnel, could delay the development, introduction and sale of our solutions and our ability to execute our business strategy may suffer. In addition, in the event that there is a loss of any of our key personnel, there is a potential for loss of important knowledge that may delay or negatively impact development or sale of our solutions and our ability to execute on our business strategy. We do not currently have any key person life insurance covering any executive officer or employee.

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
We may require substantial funds to continue our research and development programs and to fulfill our planned operating goals. We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at June 30, 2014 should enable us to maintain current and planned operations. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control. We may seek additional funding through public or private financings of debt or equity although additional funding may not be available to us on acceptable terms, if at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, prohibit us from repurchasing our stock or making investments or force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.
Risks Related to Our Intellectual Property
Our ability to compete and our business could be jeopardized if we are unable to secure or protect our intellectual property.
We rely on a combination of patent, copyright, trademark and trade secret laws, maskworks, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Our issued patents and those that may issue in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products.
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
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our trademarks, copyrighted material, products or technology. Monitoring unauthorized use of our trademarks, copyrighted material and technology is difficult and we cannot be certain that the steps we have taken to prevent such unauthorized use will be successful, particularly in foreign countries where the laws may not protect our proprietary rights as comprehensively as in the United States. In addition, if we become aware of a third party's unauthorized use or misappropriation of our trademarks, copyrighted material or technology, it may not be practicable, effective or cost-efficient for us to enforce our intellectual property and contractual rights, particularly where the initiation of a claim might harm our business relationships or risk a costly and protracted lawsuit, including a potential countersuit by a competitor with patents that may implicate our solutions. If competitors engage in unauthorized use or misappropriation of our trademarks, copyrighted material or technology, our ability to compete effectively could be harmed.

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

We have in the past received, and in the future we, our customers or the service providers that purchase products from our customers may receive, inquiries from other patent holders and may become subject to claims that we infringe their intellectual property rights. For example, we are currently involved in legal proceedings with ViXS Systems, Inc. and ViXS USA, Inc. in regards to three of our patents and one of ViXS' patents related to our core home networking solutions. Separately, ViXS filed a complaint with the United States International Trade Commission and a companion action in U.S. Federal District Court against us and certain other respondents seeking, among other things, a cease and desist order prohibiting us and the other respondents from engaging in the importation and/or sale within the United States after importation of certain set top boxes and other consumer electronics that ViXS alleges infringe its patents. We believe ViXS’ claims are without merit and we intend to vigorously defend and further pursue our rights on each of these matters. However, there can be no assurance that we will be successful in defending such claims. Furthermore, we are, and may in the future be, engaged in development projects with technology partners that will result in the incorporation of technology contributed by us and our technology partners into one or more jointly developed products. Accordingly, even if our own technology and stand-alone products do not infringe third party patents, the technology that is contributed by any of our technology partners, or the combination of our technology with that of our technology partners, may infringe third party patents, subjecting us through the use, manufacture, sale, offer for sale or importation of our solutions to claims that we infringe the intellectual property rights of others. Any intellectual property claim or dispute, regardless of its merits, could force us, our customers or the service providers that purchase our solutions from our customers to license the third-party's patents for substantial royalty payments or cease the sale of the alleged infringing products or use of the alleged infringing technologies, or force us to defend ourselves and possibly our customers or contract manufacturers in litigation. Any cessation of solution sales by us, our customers or the service providers that purchase products from our customers could have a substantial negative impact on our revenues. Any litigation, regardless of its outcome, could result in substantial expense and significant diversion of our management's time and other resources. Moreover, any such litigation could subject us, our customers or the service providers that purchase our solutions from our customers to significant liability for damages (including treble damages), temporary or permanent injunctions, or the invalidation of proprietary rights or require us, our customers or the service providers that purchase products from our customers to license the third-party patents for substantial royalty or other payments.
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
Risks Related to International Operations
A significant portion of our revenue comes from our international customers, most of our products are manufactured overseas and a significant portion of our employees live and work outside the United States. As a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*
We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised 96% and 98% of our total revenues for the six months ended June 30, 2014 and 2013, respectively. In addition, most of our products are manufactured overseas and a significant portion of our labor force is outside the United States. Our international presence has significantly increased in recent years as a result of our acquisition of the STB business from Trident in 2012 and as a result our exposure to the risks of international business activities has increased. Certain of these risks, include:

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
If our employees in China were to unionize, our operating costs with respect to our China operations would likely increase.*
We have expanded our operations and increased our employee headcount in China. One of the key benefits of having design centers in China are the relatively lower operating costs in that country. Our China employees are not currently represented by a collective bargaining agreement. However, we have no assurance that our China employees will not unionize, or be required by the government or other administrative authority to unionize or bargain collectively in the future, which could increase our operating costs, limit our ability to hire and terminate employees in China on terms acceptable to us, force us to alter our operating methods in China and have a material adverse effect on our operating results in that country.
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
Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*
As of June 30, 2014, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 21.5% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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
Recent Sales of Unregistered Securities
The following sets forth information regarding all unregistered securities of the Company that were sold during the three months ended June 30, 2014:

(1)
As of March 31, 2014, options to purchase up to 588,958 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the three months ended June 30, 2014, none of these options were canceled without being exercised and options to purchase 418 shares of common stock were exercised at a weighted average exercise price of $2.67 per share. As of June 30, 2014, options to purchase up to 588,540 shares of our common stock remained outstanding under the 2001 Plan.

(2)
As of March 31, 2014, options to purchase up to 82,878 shares of our common stock were outstanding under our RF Magic, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the three months ended June 30, 2014, none of these options were canceled without being exercised and options to purchase 17,943 shares of common stock were exercised at a weighted average exercise price of $0.43 per share. As of June 30, 2014, options to purchase up to 64,935 shares of our common stock remained outstanding under the RF Magic Plan.

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
Issuer Purchases of Equity Securities
Issuer purchases of equity securities during the second quarter of fiscal 2014 were:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in thousands)
April 1 to April 30, 2014	—	$—	—	$15,519
May 1 to May 31, 2014	—	—	—	15,519
June 1 to June 30, 2014	659	3.43	659	13,260
Total	659	3.43	659	13,260
(1) On September 26, 2013, we announced a share repurchase program authorizing us to repurchase up to $30.0 million of our common stock. Purchases under this program may be made until September 30, 2014, however, purchase activity, or the program itself, may be discontinued at any time. At June 30, 2014, $13.3 million remained available for repurchase under this program.

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

ENTROPIC COMMUNICATIONS, INC.

By:	/S/ David Lyle
David Lyle Duly Authorized Officer and Principal Financial Officer

Date:	August 6, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Form of Common Stock Certificate of the Registrant.
10.1*
Form of Standard Amendment to the Change of Control Agreement between the Registrant and certain named executive officers of the Registrant, dated May 14, 2014 executed by the following executive officers: Michael Farese, Charlie Lesko and Matt Rhodes.

10.2*	Form of Enhanced Amendment to the Change of Control Agreement between the Registrant and David Lyle, dated May 14, 2014.
10.3*	Employment Offer Letter from the Registrant to Shannon Catalano, dated June 16, 2014.
10.4*	Amendment to Executive Employment Agreement between the Registrant and Patrick Henry, dated June 20, 2014.
31.1*	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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