Form 10-Q
period 2014-09-30
ENTROPIC COMMUNICATIONS INC
filed 2014-11-10
CIK 1227930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-33844

ENTROPIC COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0947630
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6350 Sequence Drive
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

There were 90,073,049 shares of the registrant's common stock, par value $0.001 per share, outstanding as of October 31, 2014.

ENTROPIC COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Entropic Communications, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2014	December 31, 2013(1)
Assets
Current assets:
Cash and cash equivalents	$10,350	$16,298
Marketable securities	78,331	71,922
Accounts receivable, net	29,435	30,204
Inventory	14,492	13,503
Deferred tax assets, current	51	51
Prepaid expenses and other current assets	14,056	18,739
Total current assets	146,715	150,717
Property and equipment, net	23,502	17,994
Long-term marketable securities	18,817	69,534
Intangible assets, net	36,561	47,326
Goodwill	4,688	4,688
Other long-term assets	3,815	5,001
Total assets	$234,098	$295,260
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,411	$8,601
Accrued expenses and other current liabilities	7,055	6,318
Accrued payroll and benefits	9,933	7,077
Total current liabilities	28,399	21,996
Deferred rent	6,277	1,751
Other long-term liabilities	2,069	1,688
Stockholders’ equity:
Common stock	95	92
Additional paid-in capital	501,347	487,007
Treasury stock	(19,509)	(5,455)
Accumulated deficit	(285,012)	(212,273)
Accumulated other comprehensive income	432	454
Total stockholders’ equity	197,353	269,825
Total liabilities and stockholders’ equity	$234,098	$295,260

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

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$43,178	$56,376	$149,033	$201,445
Cost of net revenues	20,609	28,863	76,864	104,837
Gross profit	22,569	27,513	72,169	96,608
Operating expenses:
Research and development	29,073	28,510	95,555	84,914
Sales and marketing	5,923	6,137	19,246	18,609
General and administrative	5,435	5,751	17,688	17,290
Amortization of intangibles	256	443	989	1,868
Restructuring charges (recoveries)	2,186	(69)	3,982	1,694
Impairment of assets	7,386	—	7,386	—
Total operating expenses	50,259	40,772	144,846	124,375
Loss from operations	(27,690)	(13,259)	(72,677)	(27,767)
Loss related to equity method investment	—	—	—	(1,115)
Impairment of investment	—	—	—	(4,780)
Other income, net	176	464	449	1,147
Loss before income taxes	(27,514)	(12,795)	(72,228)	(32,515)
Income tax provision (benefit)	123	(860)	511	21,737
Net loss	$(27,637)	$(11,935)	$(72,739)	$(54,252)
Net loss per share—basic and diluted	$(0.31)	$(0.13)	$(0.81)	$(0.60)
Weighted average number of shares used to compute net loss per share—basic and diluted	89,293	91,069	89,520	90,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(27,637)	$(11,935)	$(72,739)	$(54,252)

Other comprehensive (loss) income, net of taxes:
Change in foreign currency translation adjustment	(63)	162	15	183
Available-for-sale investments:
Change in net unrealized (loss) gain	(55)	159	(37)	(81)
	(118)	321	(22)	102

Comprehensive loss	$(27,755)	$(11,614)	$(72,761)	$(54,150)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Entropic Communications, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(72,739)	$(54,252)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	5,437	6,288
Amortization of intangible assets	9,140	8,750
Impairment of assets	7,386	—
Change in acquisition related contingent consideration liability	—	(131)
Deferred taxes	220	24,221
Excess tax expense on stock option exercises	—	2,177
Stock-based compensation	15,032	11,821
Amortization of premiums on investments	1,465	2,593
Provision for excess and obsolete inventory	271	3,492
Loss related to equity method investment	—	1,115
Impairment of investment	—	4,780
Loss (gain) on disposal of assets	284	(98)
Changes in operating assets and liabilities:
Accounts receivable	769	1,050
Inventory	(1,260)	7,787
Prepaid expenses and other current assets	1,644	(5,400)
Other long-term assets	(98)	(3,586)
Accounts payable	2,812	3,580
Accrued expenses and other current liabilities	(447)	30
Accrued payroll and benefits	2,149	(1,251)
Deferred rent	4,858	1,497
Other long-term liabilities	157	305
Net cash (used in) provided by operating activities	(22,920)	14,768
Investing activities:
Purchases of property and equipment	(11,828)	(6,482)
Purchases of marketable securities	(22,695)	(93,364)
Sales/maturities of marketable securities	65,391	108,962
Net cash used in acquisition	—	(13,017)
Net cash provided by (used in) investing activities	30,868	(3,901)
Financing activities:
Net proceeds from the issuance of equity plan common stock, net of withholding tax	62	1,941
Excess tax expense on stock option exercises	—	(2,177)
Purchase of treasury stock	(14,054)	—
Net cash used in financing activities	(13,992)	(236)
Net effect of exchange rates on cash	96	64
Net (decrease) increase in cash and cash equivalents	(5,948)	10,695
Cash and cash equivalents at beginning of period	16,298	17,206
Cash and cash equivalents at end of period	$10,350	$27,901
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$614	$726

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

Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to hedge non-functional currency risks and to guarantee a minimum fixed price in local currency. Our accounting policies for derivative financial instruments are based on the criteria for designation of a hedging transaction as an accounting hedge, either as a cash flow or fair value hedge. A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from derivatives designated as fair value accounting hedges generally offset changes in the values of the hedged assets or liabilities over the life of the hedge. We recognize gains and losses on derivatives that are not currently designated as hedges for accounting purposes in earnings in other income, net. As of September 30, 2014, we had no derivative instruments designated as accounting hedges. As such, all gains and losses on derivatives for the three and nine months ended September 30, 2014 were recognized in earnings.
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
We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and, based on our historical experience rate, do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, we reduced net revenue by $0.6 million, $1.3 million, $2.0 million and $1.9 million, respectively, in connection with our rebate programs.
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
We maintain cash and cash equivalent accounts with Federal Deposit Insurance Corporation, or FDIC, insured financial institutions. In addition, certain of the our interest bearing collateral money market and savings accounts are each insured up to $250,000 by the FDIC. Our exposure for amounts in excess of FDIC insured limits at September 30, 2014 was $9.8 million. We have not experienced any losses in such accounts.

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
Deferred Compensation
In June 2011, we implemented a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At September 30, 2014, we had marketable securities totaling $0.3 million related to investments in equity securities that are held in a rabbi trust under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.3 million at September 30, 2014, all of which was classified as non-current liabilities and is recorded in the unaudited condensed consolidated balance sheets under other long-term liabilities.
Marketable Securities
We account for marketable securities by determining the appropriate classification of such securities at the time of purchase and reevaluating such classification as of each balance sheet date. As of September 30, 2014, we had classified $0.3 million of bank and time deposits and $0.3 million held under our non-qualified deferred compensation plan as trading securities. Trading securities are bought and held principally for the purpose of selling in the near term and are reported at fair value, with unrealized gains and losses included in earnings. All other marketable securities were classified as available-for-sale. Cash equivalents and available-for-sale marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders' equity, net of tax. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the unaudited condensed consolidated statements of operations.
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
Allowance for Doubtful Accounts
We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, we will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and our historical experience. At September 30, 2014 and December 31, 2013 our allowance for doubtful accounts was $0.1 million and $0, respectively.
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

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, we recorded net charges for excess and obsolete inventory of $0.2 million, $2.6 million, $0.3 million and $3.5 million, respectively.
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
Investment in a Privately Held Company
Through the second quarter of 2013, we had accounted for our investment in Zenverge, Inc., or Zenverge, under the equity method of accounting since we had exercised significant influence until this time as a result of our Chief Executive Officer, or CEO, serving as a member of Zenverge's board of directors, but we did not have the elements of control that would require consolidation. The rights of the other investors were both protective and participating. Unless we were determined to be the primary beneficiary, these rights precluded us from consolidating the investment. The investment was recorded initially at cost as an investment in Zenverge, and subsequently was adjusted for equity in net income and cash contributions and distributions. As described in Note 2, during the three months ended June 30, 2013, we recorded an impairment charge of $4.8 million relating to our investment. As of September 30, 2014, our investment in Zenverge was $0.
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
Our stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using either the Black-Scholes option pricing model for stock options with service-based vesting, Monte Carlo simulations for awards with market-based vesting, or the grant date fair value of the stock on the date of the grant for RSUs, and is recognized as an expense over the employee's requisite service or performance period, as applicable. In June 2014, we granted performance stock units, or PSUs, to certain members of our executive management team which vest over a three year period, subject to performance of our stock price (see Note 7). In July 2013, we granted performance based equity awards which vest over a 15 month period, or earlier upon the achievement of certain milestones (see Note 3). These awards fully vested prior to the achievement of the milestones. The stock-based compensation expense attributable to awards under our 2007 Employee Stock Purchase Plan, or ESPP, was determined using the Black-Scholes option pricing model.
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
There have been no other recent accounting standards, or changes in accounting standards, during the nine months ended September 30, 2014, as compared to the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to us.

2.	Supplemental Financial Information
Marketable Securities
We have marketable securities and financial instruments that are classified as either available-for-sale or trading securities. As of September 30, 2014, our short-term investment portfolio included $0.3 million of trading securities invested in a defined set of mutual funds directed by the participants in our non-qualified deferred compensation plan. As of September 30, 2014 these securities had net unrealized gains of $0.1 million and a cost basis of $0.2 million. As of September 30, 2014, our short-term investment portfolio also included $0.3 million of trading securities invested in principal and interest guaranteed bank and time deposit accounts.
The following tables summarize available-for-sale investments by security type as of September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate notes/bonds, short-term	77,663	62	(4)	77,721
Corporate notes/bonds, long-term	18,853	3	(39)	18,817
Total	$96,516	$65	$(43)	$96,538

	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$7,493	$1	$—	$7,494
Corporate notes/bonds	63,591	48	(3)	63,636
Total marketable securities, short-term	71,084	49	(3)	71,130
Corporate notes/bonds, long-term	67,526	51	(43)	67,534
U.S. treasury and agency notes/bonds, long-term	2,000	—	—	2,000
Total	$140,610	$100	$(46)	$140,664

Realized gains on our available-for-sale securities for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013 were $1,000, $41,000, $1,000 and $50,000, respectively. As of September 30, 2014, we had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months.
We assess our marketable securities for impairment under the guidance provided by ASC Topic 320. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, with a corresponding charge against income. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors, including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value. The unrealized losses related to our marketable securities held as of September 30, 2014 and December 31, 2013 were primarily caused by recent fluctuations in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recoveries of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of September 30, 2014.
The following table summarizes the contractual maturities of our available-for-sale securities (in thousands):

As of September 30,
2014
Less than one year	$77,721
Due in one to five years	18,817
Due after five years	—
$96,538
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
Our non-qualified deferred compensation plan liability is classified as a Level 1 liability within the hierarchy. The fair value of the liability is directly related to the valuation of the short-term and long-term investments held in trust for the plan. Hence, the carrying value of the non-qualified deferred compensation liability represents the fair value of the investment assets.
Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no assets classified as Level 3 instruments. There were no transfers between different levels during the nine months ended September 30, 2014.

The fair value measurements of our cash equivalents, marketable securities, employee stock-based compensation guarantees and non-qualified deferred compensation plan consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements as of September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,087	$1,087	$—	$—
Short-term investments:
Corporate notes/bonds	77,721	—	77,721	—
Mutual funds	295	295	—	—
Bank and time deposits	315	315	—	—
Long-term investments:
Corporate notes/bonds	18,817	—	18,817	—
Total assets at fair value	$98,235	$1,697	$96,538	$—

Liabilities:
Employee stock-based compensation guarantees	$81	$—	$—	$81
Non-qualified deferred compensation plan	295	295	—	—
Total liabilities at fair value	$376	$295	$—	$81

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,503	$6,503	$—	$—
Short-term investments:
Commercial paper	7,494	—	7,494	—
Corporate notes/bonds	63,636	—	63,636	—
Mutual funds	352	352	—	—
Bank and time deposits	440	440	—	—
Long-term investments:
Corporate notes/bonds	67,534	—	67,534	—
U.S. treasury and agency notes/bonds	2,000	—	2,000	—
Total assets at fair value	$147,959	$7,295	$140,664	$—

Liabilities:
Employee stock-based compensation guarantees	77	—	—	77
Non-qualified deferred compensation plan	352	352	—	—
Total liabilities at fair value	$429	$352	$—	$77

The following table represents the change in level 3 liabilities which relate to employee stock compensation guarantees (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Employee stock-based compensation guarantees
Liability as of December 31, 2013	$77
Adjustments to fair value	156
Payments	(152)
Liability as of September 30, 2014	$81
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
Nonrecurring Fair Value Measurements
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a non-monetary exchange, operating lease termination liabilities and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the year ended December 31, 2013, we determined that we had incurred an other-than-temporary impairment of our investment in a privately held company and we wrote off the remainder of the investment of $4.8 million.
During the three and nine months ended September 30, 2014, accrued restructuring costs of $0.5 million related to operating lease terminations from our June 2014 restructuring activity were valued using a discounted cash flow model using internal estimates and assumptions. Significant assumptions used in determining the amount of the estimated liability include the estimated liabilities for future rental payments on vacant facilities as of their respective cease-use dates and the discount rate utilized to determine the present value of the future expected cash flows. If our assumptions regarding early terminations and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses or gains in our unaudited condensed consolidated statements of operations. Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.
Additionally, in connection with the November 2014 restructuring plan discussed in Note 12, we evaluated the carrying value of our intangible and long-lived assets as of September 30, 2014. We performed an analysis of our licensed intellectual property utilized in the production and development of the STB assets, and because the majority of these technology licenses are not transferable and will have no useful applications for our remaining operations, we recorded an impairment charge of $4.3 million related to these licenses to reduce the carrying value of each affected asset to $0. Related to these licenses, we accrued $0.8 million related to contractually committed payments for the licensed intellectual property for which we will receive no future benefit. We additionally reviewed the IPR&D related to the STB assets and determined that the technology related to certain of these assets will not be utilized in the foreseeable future and has no alternative future use to our remaining operations, and we recorded an impairment charge of $1.6 million to reduce the carrying value of the IPR&D to $0.
Inventory
The components of inventory were as follows (in thousands):

	September 30, 2014	December 31, 2013
Work in process	$8,330	$7,697
Finished goods	6,162	5,806
Total inventory	$14,492	$13,503

Property and Equipment
Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	September 30, 2014	December 31, 2013
Office and laboratory equipment	5	$26,219	$24,162
Computer equipment	3 - 5	8,069	7,165
Furniture and fixtures	3 - 7	3,138	2,353
Leasehold improvements	Lease term	8,279	7,042
Software	1 - 3	4,987	4,726
Construction in progress		80	487
		50,772	45,935
Accumulated depreciation		(27,270)	(27,941)
Property and equipment, net		$23,502	$17,994
Depreciation expense for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013 was $1.8 million, $2.2 million, $5.4 million and $6.3 million, respectively.
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
Additionally, during the second quarter of 2013, our preferred stock investment was converted into common stock based on the terms of a financing in which Zenverge raised additional funds where we did not participate. We then reviewed the available information to determine if our investment in Zenverge's common stock had indicators of possible impairment. As a result of the liquidation preferences held by the remaining preferred stockholders, we concluded that our common stock investment did not have any value and as a result, we had incurred an other-than-temporary impairment of our investment in Zenverge; we wrote off the remainder of the investment of $4.8 million in June 2013. As a result, as of September 30, 2014, our investment in Zenverge was $0.

Accrued Warranty
The following table presents a roll forward of our product warranty liability, which is included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets (in thousands):

Nine Months Ended September 30,
2014
Beginning balance	$50
Accruals for warranties issued during the period	85
Settlements made during the period	(33)
Expirations	(54)
Ending balance	$48
Accrued Bonuses
During the nine months ended September 30, 2014 we received approval from our board of directors to allocate $1.0 million on a discretionary basis to participants in the management bonus plan on or about February 15, 2015. The payment of the bonus is entirely discretionary and is not tied to achievement of any operational, financial or business metrics. The $1.0 million will be settled in fully vested common stock of the company in February 2015. As of September 30, 2014 we had accrued $0.8 million for these management bonuses.
Restructuring Activity
In June 2014, we announced a corporate restructuring plan to accelerate our path to profitability. The restructuring plan includes the reduction, closure or consolidation of several global facilities including facilities located in Austin, Texas; India; Taiwan and Israel. Approximately 150 positions are expected to be eliminated in connection with the restructuring plan, which represented about 23% of our work force as of June 30, 2014.
In connection with this plan, we expect to incur total employee related charges of approximately $3.8 million through the end of 2014 consisting of severance, retention and relocation costs. During the three and nine months ended September 30, 2014 we incurred $1.8 million and $3.4 million, respectively, in employee related charges and we expect to incur an additional $0.4 million of employee related charges during the remainder of 2014.
Our restructuring plan also includes reducing capacity at or vacating certain facilities and terminating operating leases and other contract costs. We record these costs as restructuring costs in the period when we cease to use rights conveyed by the contract. Additionally, costs such as attorney fees incurred as a result of this activity will be charged as restructuring costs as they are incurred. We expect to incur a total of $1.5 million in facility exit costs and $0.6 million in impairment charges. During the three and nine months ended September 30, 2014, we recorded facility exit costs of $0.5 million and non-cash charges of $0.3 million for deferred rent previously recorded for this property. Additionally, during the three and nine months ended September 30, 2014, we recorded asset impairment charges of $0.5 million and $0.6 million, respectively. Further, as a result of the restructuring plan, we no longer intend to permanently reinvest the undistributed earnings of certain foreign subsidiaries. No tax on the undistributed earnings has been provided for as we maintain a full valuation allowance against our deferred tax assets.
Total cash payments related to the restructuring plan are expected to be approximately $5.4 million. As of September 30, 2014, $2.1 million in cash payments had been made in connection with the plan.
The above costs are recorded in the "Restructuring charges (recoveries)" line of our unaudited condensed consolidated statements of operations.

The following table presents a rollforward of our restructuring liability as of September 30, 2014 which is included in accrued expenses and other current liabilities and accrued payroll and benefits in our unaudited condensed consolidated balance sheets (in thousands):

	Operating Lease Commitments	Employee Separation Expenses	Total
Liability as of December 31, 2013	$—	$—	$—
Additions	536	3,446	3,982
Non-cash charges	332	—	332
Cash payments	—	(2,101)	(2,101)
Liability as of September 30, 2014	$868	$1,345	$2,213
Deferred Compensation
We have a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At September 30, 2014, we had marketable securities totaling $0.3 million related to investments in equity securities that are held in a rabbi trust established under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.3 million at September 30, 2014, all of which was classified as a non-current liability and recorded in our unaudited condensed consolidated balance sheets under other long-term liabilities.
Purchase Commitments
We had firm purchase order commitments for the acquisition of inventory as of September 30, 2014 and December 31, 2013 of $11.1 million and $16.8 million, respectively.

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
In connection with the completion of the Mobius transaction, certain Mobius personnel entered into employment arrangements with Entropic. On July 18, 2013 we granted RSUs for an aggregate 3.2 million shares of common stock as long-term retention grants to certain employees of Mobius who joined Entropic. The RSUs had an estimated value of $14.0 million on the grant date. The terms of the RSUs for approximately 0.9 million of the 3.2 million RSUs provided for full vesting upon either the achievement of certain milestones or over a 15 month period through August 2014 and the remaining 2.3 million RSUs vest over a 3 year period ending August 2016. These RSUs are being accounted for as compensation expense over the vesting periods. The performance based milestones related to the 0.9 million RSUs were not achieved prior to the 15 month service period and were fully vested in August 2014.

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
On April 12, 2012, we completed our acquisition of assets from Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, used in or related to Trident's set-top box business, or STB business, and recognized $4.0 million of goodwill in connection with the acquisition. During the nine months ended September 30, 2013, we finalized the acquisition related hold back payments with Trident. The finalization of these amounts resulted in a decrease to goodwill of $0.7 million. As of September 30, 2014, the goodwill related to the acquisition of Trident was $3.3 million.

Intangible assets consisted of the following (in thousands, except for years):

	Estimated Useful Life (in years)	As of September 30, 2014
		Gross	Accumulated Amortization	Net
Developed technology	4	$43,475	$(23,577)	$19,898
In-process research and development	*	12,136	—	12,136
Customer relationships	7	6,800	(2,308)	4,492
Non-compete agreement	2	1,603	(1,568)	35
Total intangible assets		$64,014	$(27,453)	$36,561

	Estimated Useful Life (in years)	As of December 31, 2013
		Gross	Accumulated Amortization	Net
Developed technology	4	$43,475	$(15,426)	$28,049
In-process research and development	*	13,761	—	13,761
Customer relationships	7	6,800	(1,579)	5,221
Non-compete agreement	2	1,603	(1,308)	295
Customer backlog	1	2,000	(2,000)	—
Total intangible assets		$67,639	$(20,313)	$47,326

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
Amortization expense related to intangible assets was recorded as follows in our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$2,717	$2,425	$8,151	$6,882
Amortization of intangibles	256	443	989	1,868
Total amortization expense	$2,973	$2,868	$9,140	$8,750
As of September 30, 2014, the estimated future amortization expense of intangible assets is as follows, excluding in-process research and development intangible assets that have not reached technological feasibility (in thousands):

Years Ending December 31,	Estimated Amortization
2014 (remaining three months)	$2,973
2015	11,863
2016	6,013
2017	2,242
2018	971
Thereafter	363
$24,425

In connection with the November 2014 restructuring plan discussed in Note 12, we evaluated the carrying value of our intangible and long-lived assets as of September 30, 2014. We performed an analysis of our licensed intellectual property utilized in the production and development of the set-top box system-on-a-chip (“STB SoC”) assets, and because the majority of these technology licenses are not transferable and will have no useful applications for our remaining operations, we recorded an impairment charge of $4.3 million related to these licenses to reduce the carrying value of each affected asset to $0. Related to these licenses, we accrued $0.8 million related to contractually committed payments for the licensed intellectual property for which we will receive no future benefit. We additionally reviewed the IPR&D related to the STB SoC assets and determined that the technology related to certain of these assets will not be utilized in the foreseeable future and has no alternative future use to our remaining operations, and we recorded an impairment charge of $1.6 million to reduce the carrying value of the IPR&D to $0.
The impairment charges were recorded in "Impairment of Assets" in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

5.	Derivative Instruments
Certain of our foreign operations have expenses transacted in currencies other than the U.S. dollar. In order to mitigate foreign currency exchange risk, we use forward contracts to lock in exchange rates associated with a portion of our forecasted international expenses. Our policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in other income, net. We use quoted prices to value our derivative instruments. During the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, we recorded a gain (loss) of $52,000, $0.1 million, $(0.2) million and $31,000, respectively, related to these fair value hedging contracts. As of September 30, 2014, we had outstanding contracts to purchase $9.4 million of Chinese yuan and $0.3 million of Indian rupees which settle during the course of the next 12 months.

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
Income tax expense for the three months ended September 30, 2014 was $0.1 million compared to a benefit of $0.9 million for the three months ended September 30, 2013, or 0% and 7% of pre-tax loss, respectively. The effective tax rate for the three months ended September 30, 2014 differs from the federal statutory rate primarily due to taxes in the foreign jurisdictions in which we operate and withholding taxes for jurisdictions in which we are no longer indefinitely reinvested, partially offset by a federal net operating loss carryback and changes in valuation allowance against our domestic net deferred tax assets. The effective tax rate for the three months ended September 30, 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets in the second quarter of 2013.

Income tax expense for the nine months ended September 30, 2014 was $0.5 million compared to $21.7 million for the nine months ended September 30, 2013, or (1)% and (67)% of pre-tax loss, respectively. The effective tax rate for the nine months ended September 30, 2014 differs from the federal statutory rate primarily due to taxes in the foreign jurisdictions in which we operate and withholding taxes for jurisdictions in which we are no longer indefinitely reinvested, partially offset by a federal net operating loss carryback and changes in valuation allowance against our domestic net deferred tax assets. The effective tax rate for the nine months ended September 30, 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets in the second quarter of 2013.
We file U.S., state and international income tax returns in jurisdictions with various statutes of limitations. During the second quarter of 2014, we were notified by the Internal Revenue Service that our 2012 consolidated federal tax return is currently under examination. It is possible that within the next twelve months, ongoing tax examinations in the U.S. may be resolved, that new tax exams may commence and that other issues may be effectively settled. However, we are unable to make a reasonably reliable estimate as to when or if cash settlements with taxing authorities may occur. Although audit outcomes and the timing of audit payments are subject to uncertainty, we do not anticipate that the resolution of these tax matters or any events related thereto will result in a material adverse change to our consolidated financial position, results of operations or cash flows.

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
Stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 includes compensation expense for stock-based options and awards based on the grant date fair value. For options and awards granted with service-based vesting, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
We allocated stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of net revenues	$116	$227	$371	$658
Research and development	2,898	2,766	9,635	6,730
Sales and marketing	633	510	1,967	1,324
General and administrative	955	1,089	3,059	3,109
Total stock-based compensation expense	$4,602	$4,592	$15,032	$11,821

Equity Incentive Plans
As part of our continual evaluation of the calculation of our stock-based compensation expense, we reviewed and updated our forfeiture rate, expected term and volatility assumptions during the three and nine months ended September 30, 2014 and there was no significant impact. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. Through June 30, 2013, we used a combination of our historical experience, the contractual term and the average option term of a comparable peer group to determine the expected life of our option grants. The peer group historical term was used due to the limited trading history of our common stock. The estimated volatility incorporated historical volatility of similar entities whose share prices are publicly available. Effective July 1, 2013, we no longer incorporated peer group data in determining our expected life and volatility assumptions since we have sufficient trading history. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.
The fair value of stock options granted to employees and directors was estimated at the grant date using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected life (years)	5.4	5.4	5.4	5.3 - 5.4
Risk-free interest rate	1.71%	1.52%	1.71% to 1.87%	0.79% to 1.52%
Expected volatility	70%	89%	70% to 85%	89% to 90%
Expected dividend yield	—	—	—	—
As of September 30, 2014, we estimated there were $22.2 million in total unrecognized compensation costs related to employee equity incentive agreements, which are expected to be recognized over a weighted-average period of 1.2 years.
For the three and nine months ended September 30, 2014 and 2013, the fair value of expected shares to be issued under the ESPP was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected life (years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.05% to 0.10%	0.08% to 0.18%	0.05% to 0.11%	0.08% to 0.19%
Expected volatility	35% to 43%	47% to 63%	35% to 55%	47% to 84%
Expected dividend yield	—	—	—	—
For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013 we recorded stock-based compensation expense related to awards under the ESPP totaling $0.5 million. $0.5 million, $1.2 million and $1.2 million, respectively. As of September 30, 2014 we estimated there were $0.5 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.4 years.
Stock Options
During the three and nine months ended September 30, 2014, we granted stock options to purchase 0.2 million and 1.0 million shares of our common stock, respectively. During the three and nine months ended September 30, 2014, stock options to purchase 0.1 million and 0.3 million shares of common stock were exercised, respectively. During the three and nine months ended September 30, 2014, options to purchase 0.6 million and 0.8 million shares of common stock, respectively were forfeited or expired. As of September 30, 2014, we had outstanding options to purchase 9.5 million shares of common stock.
Restricted Stock Units
During the three and nine months ended September 30, 2014, 1.8 million and 2.8 million shares of our common stock vested and were released, respectively, pursuant to outstanding RSUs. As of September 30, 2014, we had 6.6 million shares of common stock subject to RSUs outstanding.

During the three and nine months ended September 30, 2014, 1.3 million and 3.5 million RSUs were granted, respectively, and 0.6 million and 0.9 million RSUs were forfeited, respectively. Generally, RSUs vest annually with a term of one year to four years from the date of the grant on the anniversary date of the grant or on a predetermined quarterly vesting date following the anniversary date of the grant. The related compensation expense of RSUs with service-based vesting is generally recognized ratably over the service period.
Included in the 3.5 million RSUs granted during the nine months ended September 30, 2014 were 1.6 million PSUs granted to certain members of the executive management team. The PSUs will be earned, if at all, based on our total shareholder return compared to that of a determined market index and over a three year performance period. The PSUs will vest between 0% and 300% with the full vesting of 1.6 million shares earned only if our stock price achieves a 90th percentile or higher ranking compared to the market index. No shares are vested below a 30th percentile ranking and approximately 0.5 million shares will vest upon the attainment of a 50th percentile ranking, with vesting beginning at the 30th percentile floor. A portion of the shares vest annually upon the achievement of the targets measured at two interim measurement periods.
Share Repurchase Program
In September 2013, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $30.0 million of our common stock. Purchases under this program may be made from time to time through 10b5-1 programs, open market purchases, or privately negotiated transactions. The number of shares ultimately repurchased, and the timing of the purchases, depend on market conditions, share price, and other factors. Purchases under this program were approved to be made until September 30, 2014, however, the program could have been discontinued at any time.
During the three and nine months ended September 30, 2014, $2.8 million and $14.1 million, respectively, of purchases were made under this program. Total purchases made under this program were $19.5 million as of September 30, 2014.
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
For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, basic and diluted weighted average common shares outstanding were 89.3 million, 91.1 million, 89.5 million and 90.2 million, respectively. For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, potentially dilutive stock options and RSUs for 16.1 million, 17.1 million, 16.7 million and 14.8 million shares of our common stock, respectively, were outstanding but not included in the diluted net loss per share calculations because they would be antidilutive.

9.	Significant Customer and Geographic Information
Customers
Based on direct shipments, customers that exceeded 10% of total net revenues or accounts receivable were as follows:

	Net Revenues		Net Revenues		Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,	As of December 31,
	2014	2013	2014	2013	2014	2013
Actiontec Electronics, Inc.	17%	*	13%	*	13%	*
CyberTAN Technology, Inc.	*	*	11%	*	*	*
Foxconn Electronics, Inc.	*	23%	10%	17%	*	12%
MTI Laboratory, Inc.	11%	*	12%	*	14%	*
Wistron NeWeb Corporation	30%	21%	24%	17%	28%	24%

*	Customer accounted for less than 10% of total net revenues or accounts receivable, as applicable, for the period indicated.
Geographic Information
Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Asia	$39,931	$44,620	$139,049	$171,384
Europe	604	686	1,832	2,927
United States	567	2,246	4,483	5,644
North America, other	2,076	8,824	3,669	21,490
Total	$43,178	$56,376	$149,033	$201,445
As of September 30, 2014 and December 31, 2013, long-lived assets, which represent property, plant and equipment, net of accumulated depreciation, and lease deposits, located outside of the United States were $6.4 million and $7.4 million, respectively.

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
In our prior Quarterly Reports on Form 10-Q, we had described ongoing legal proceedings between us and ViXS Systems, Inc. and its subsidiary ViXS USA, Inc., collectively ViXS. On September 15, 2014, Entropic and ViXS entered into a settlement agreement of all outstanding litigation and entered into a cross-license of the patents at issue in such litigation. No fees or royalties were payable by either party in connection with such settlement.
11. Related Party Transactions
In February 2014, we entered into a contractor services agreement with Semitech Semiconductor Pty Ltd., or Semitech, a privately-funded semiconductor company, to provide development consulting services to us. Our Senior Vice President of Global Marketing is a co-founder, former Chief Executive Officer and current shareholder in Semitech. The agreement calls for Entropic to pay up to $0.3 million to Semitech upon Semitech completing certain development deliverables. During the nine months ended September 30, 2014, $0.2 million was paid to Semitech for the first phase of the development project.

12. Subsequent Event
On November 6, 2014, the Company’s Board of Directors approved the implementation of a corporate restructuring plan to pull in the time for the Company to achieve profitability.
The restructuring plan will include discontinuing the development of new STB SoC products, and the closure of several global facilities which were primarily involved in the development of new STB SoC products, including facilities located in Shanghai, China; Belfast, Northern Ireland; and San Jose, California. We expect that approximately 200 positions will be eliminated in connection with the restructuring plan, representing about 40% of our work force. In connection with this plan, we expect to incur total employee related charges between $5.5 million and $6.5 million through the end of 2014 consisting primarily of severance and retention costs.
We will record the costs associated with reducing capacity, vacating, or terminating operating leases and other contract costs at these facilities as restructuring costs in the period when we cease to use rights conveyed by the related contracts. Additionally, costs such as attorney fees incurred as a result of this activity will be charged as restructuring costs as they are incurred. We expect to incur between $0.5 million and $1.0 million in facility exit costs. In connection with the restructuring we expect to incur between $3.0 million and $3.5 million in asset impairment charges related to fixed assets for which the carrying value may not be recoverable based upon our estimated future cash flows.
Total cash payments related to the restructuring plan are expected to be between $6.0 million and $7.5 million.

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

Forward-Looking Statements
All statements included in this Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning our ability to return to profitability; our acquisitions or plans for future acquisitions; the competitive nature of the markets in which we compete and the effect of competing products and technologies; the demand for our solutions; the adoption of our technologies and the Multimedia over Coax Alliance, or MoCA, standard; the competitive nature of service providers; our dependence on manufacturers, sales representatives, distributors and other third parties; our ability to create and introduce new solutions and technologies; our ability to effectively manage our growth; our ability to successfully acquire companies or technologies that would complement our business; our ability to successfully pursue strategic alternatives to enhance stockholder value; the ability of our contract manufacturers to produce and deliver products in a timely manner and at satisfactory prices; our ability to protect our intellectual property and avoid infringement of the intellectual property of others; our reliance on our key personnel; the effects of government regulation; our ability to obtain sufficient capital to expand our business; our ability to manage our business in the midst of a fragile economy; the cyclical nature of our industry; our ability to effectively transact business in foreign countries; and our ability to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.
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
Since inception, we have invested heavily in product development. We achieved profitability on an annual basis in fiscal years 2010 through 2012, with net income of $64.7 million, $26.6 million and $4.5 million, respectively. However, for the year ended December 31, 2013 and the nine months ended September 30, 2014, we had a net loss of $66.2 million and $72.7 million, respectively. In 2013, our net revenues decreased to $259.4 million from $321.7 million in 2012. The decrease in net revenues during the year ended December 31, 2013 compared to the year ended December 31, 2012 was due to a decrease in demand for our Connectivity solutions. Our net revenues were $149.0 million for the nine months ended September 30, 2014 compared to $201.4 million for the nine months ended September 30, 2013. The decrease in net revenues during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to a decrease in the demand for our Connectivity solutions. As of September 30, 2014, we had an accumulated deficit of $285.0 million.
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
As a result of the corporate restructuring plan approved on November 6, 2014, we expect our operating expenses in future years to decrease in total dollars and to fluctuate over the course of the year based on the timing of our development tools and supply costs, which include outside services, masks costs and software licenses. Due to the lengthy sales cycles that we face, we may experience significant delays from the time we incur research and development and sales and marketing expenses until the time, if ever, that we generate sales from the related products.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	100%	100%	100%	100%
Cost of net revenues	48	51	52	52
Gross profit	52	49	48	48
Operating expenses:
Research and development	67	51	64	42
Sales and marketing	14	11	13	9
General and administrative	13	10	12	9
Amortization of intangibles	1	1	1	1
Restructuring charges (recoveries)	5	—	3	1
Impairment of assets	17	—	5	—
Total operating expenses	100	73	93	62
Loss from operations	(48)	(24)	(45)	(14)
Loss related to equity method investment	—	—	—	(1)
Impairment of investment	—	—	—	(2)
Other income, net	—	1	—	1
Loss before income taxes	(48)	(23)	(45)	(16)
Income tax provision	—	(2)	—	11
Net loss	(48)%	(21)%	(45)%	(27)%
Comparison of Three and Nine Months Ended September 30, 2014 and 2013
(Tables presented in thousands, except percentage amounts)
Net Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Net revenues	$43,178	$56,376	(23)%	$149,033	$201,445	(26)%
Our net revenues for the three months ended September 30, 2014 were $43.2 million compared to net revenues of $56.4 million during the same period in 2013, a decrease of $13.2 million or 23%. The decrease in net revenues during the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to a decrease in the demand for our Connectivity solutions during the three months ended September 30, 2014.
Our net revenues for the nine months ended September 30, 2014 were $149.0 million compared to net revenues of $201.4 million during the same period in 2013, a decrease of $52.4 million or 26%. The decrease in net revenues during the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to a decrease in the demand for our Connectivity solutions during the nine months ended September 30, 2014.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Gross profit	$22,569	$27,513	(18)%	$72,169	$96,608	(25)%
% of net revenues	52%	49%		48%	48%
Gross profit for the three months ended September 30, 2014 was $22.6 million, a decrease of $4.9 million, or 18%, from gross profit of $27.5 million during the same period in 2013. The decrease in gross profit during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was due to an overall decrease in product sales and a $0.3 million increase in the amortization expense of acquired developed technology, partially offset by a favorable product mix from a higher allocation of sales of higher margin products during the three months ended September 30, 2014.
Gross profit for the nine months ended September 30, 2014 was $72.2 million, a decrease of $24.4 million, or 25%, from gross profit of $96.6 million during the same period in 2013. The decrease in gross profit during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was due to an overall decrease in product sales and a $1.3 million increase in the amortization expense of acquired developed technology, partially offset by a favorable product mix from a higher allocation of sales of higher margin products during the nine months ended September 30, 2014.
As a result of our acquisition of the STB business from Trident in April 2012 and PLX Technology, Inc., or PLX, in July 2012, during the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, we recorded amortization expense of $2.7 million, $2.4 million, $8.2 million, $6.9 million, respectively, relating to certain intangible assets acquired. This expense negatively impacted gross margins by approximately 6%, 4%, 5% and 3% during the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, respectively.
Cost of net revenues for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013 included net charges for excess and obsolete inventory of $0.2 million, $2.6 million, $0.3 million and $3.5 million, respectively.
Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Research and development	$29,073	$28,510	2%	$95,555	$84,914	13%
% of net revenues	67%	51%		64%	42%
Research and development expenses increased by $0.6 million, or 2%, to $29.1 million during the three months ended September 30, 2014 from $28.5 million during the same period in 2013. This increase was due to an increase of $0.5 million in non-personnel related research and development expenditures primarily related to additional wafer and tape-out costs incurred with our new product development and existing product enhancement initiatives undertaken during the three months ended September 30, 2014 as compared to the same period in 2013, as well as an increase in facility and overhead allocation expenses of $0.3 million. These items were partially offset by a decrease in personnel costs, including stock-based compensation expense, of $0.1 million, primarily attributable to our restructuring activities, and a decrease in travel and other costs of $0.1 million during the three months ended September 30, 2014 compared to the same period in 2013.
Research and development expenses increased by $10.7 million, or 13%, to $95.6 million during the nine months ended September 30, 2014 from $84.9 million during the same period in 2013. This increase was due to an increase of $9.1 million in non-personnel related research and development expenditures primarily related to additional wafer and tape-out costs incurred with our new product development and existing product enhancement initiatives undertaken during the nine months ended September 30, 2014 as compared to the same period in 2013. Stock based compensation expense increased by $2.9 million during the nine months ended September 30, 2014 as compared to the same period in 2013. These increases were offset by a $0.8 million decrease in personnel costs, primarily attributable to our restructuring activities, and a $0.5 million decrease in facility costs and overhead allocation expenses during the nine months ended September 30, 2014 compared to the same period in 2013.

Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Sales and marketing	$5,923	$6,137	(3)%	$19,246	$18,609	3%
% of net revenues	14%	11%		13%	9%
Sales and marketing expenses decreased by $0.2 million, or 3%, to $5.9 million during the three months ended September 30, 2014 from $6.1 million during the same period in 2013. The decrease was due to a decrease in personnel costs of $0.1 million, primarily attributable to our restructuring activities, a decrease in marketing and trade show expenses of $0.1 million, and a decrease in overhead allocated costs of $0.2 million. These decreases were partially offset by an increase in stock based compensation expense of $0.1 million during the three months ended September 30, 2014 compared to the same period in 2013.
Sales and marketing expenses increased by $0.6 million, or 3%, to $19.2 million during the nine months ended September 30, 2014 from $18.6 million during the same period in 2013. The increase was due to an increase in general customer support, marketing and trade show related costs of $0.5 million and an increase in stock based compensation expense of $0.6 million during the nine months ended September 30, 2014 compared to the same period in 2013. These increases were offset by a decrease in personnel costs of $0.3 million, primarily attributable to our restructuring activities, and a decrease in overhead allocations of $0.1 million during the nine months ended September 30, 2014 compared to the same period in 2013.
General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
General and administrative	$5,435	$5,751	(5)%	$17,688	$17,290	2%
% of net revenues	13%	10%		12%	9%
General and administrative expenses decreased by $0.4 million, or 5%, to $5.4 million during the three months ended September 30, 2014 from $5.8 million during the three months ended September 30, 2013. The decrease in general and administrative expenses was primarily due to a decrease in personnel costs, including stock based compensation expense, of $0.3 million, primarily attributable to our restructuring activities, and a decrease in professional and other fees of $0.5 million. These decreases were partially offset by an increase in legal fees of $0.6 million during the three months ended September 30, 2014 related to intellectual property litigation as compared to the same period in 2013.
General and administrative expenses increased by $0.4 million, or 2%, to $17.7 million during the nine months ended September 30, 2014 from $17.3 million during the same period in 2013. The increase in general and administrative expenses was primarily due to an increase in legal fees of $1.4 million related to intellectual property litigation during the nine months ended September 30, 2014 as compared to the same period in 2013. This increase was offset by a decrease in personnel costs, including stock based compensation expense, of $0.7 million, primarily attributable to our restructuring activities, a decrease in professional and other fees of $0.1 million and a decrease in overhead allocation costs of $0.2 million during the nine months ended September 30, 2014 as compared to the same period in 2013.
Restructuring charges (recoveries)
Restructuring charges (recoveries) were $2.2 million and $4.0 million for the three and nine months ended September 30, 2014, respectively. These amounts relate entirely to the restructuring plan implemented in June 2014.
Restructuring charges (recoveries) were $(0.1) million and $1.7 million for the three and nine months ended September 30, 2013, respectively. These amounts relate entirely to the restructuring plan implemented in June 2013.

Impairment of assets
During the three and nine months ended September 30, 2014, we recorded an impairment of assets charge of $7.4 million. This amount relates entirely to the decision in November 2014 to discontinue development of new STB SoC assets.
Loss related to equity method investment
During the nine months ended September 30, 2013, we recorded expense of $1.1 million related to our investment in Zenverge, Inc., or Zenverge, a privately held venture capital funded technology company which was accounted for under the equity method of accounting. Under the equity method of accounting, the change in the carrying value of our investment in Zenverge is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). The change in the value of the investment is comprised of our proportionate share of Zenverge's losses plus a charge relating to the amortization of the intangible asset associated with the premium paid on our investment. During the second quarter of 2013, we wrote off the remaining balance of our investment in Zenverge since we had incurred an other-than temporary impairment of our investment.
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
Other income, net
Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was $0.2 million during the three months ended September 30, 2014 compared to $0.5 million during the same period in 2013. Other income, net, for the three months ended September 30, 2014 was primarily related to interest income earned on our marketable securities and cash equivalents. During the three months ended September 30, 2013, in addition to interest income of $0.3 million, other income, net also included a gain of $0.2 million related to the fair value of outstanding hedging contracts.
Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was $0.4 million during the nine months ended September 30, 2014 compared to $1.1 million during the same period in 2013. During the nine months ended September 30, 2013, in addition to interest income of $0.8 million, other income, net also included a gain of $0.1 million related to fair value reassessment of the PLX contingent consideration milestone payment, a gain of $0.1 million related to the disposal of property and equipment and a gain of $0.1 million related to the fair value of outstanding hedging contracts.
Income taxes
Income tax expense for the three months ended September 30, 2014 was $0.1 million compared to a benefit of $0.9 million for the three months ended September 30, 2013, or 0% and 7% of pre-tax loss, respectively. The effective tax rate for the three months ended September 30, 2014 differs from the federal statutory rate primarily due to taxes in the foreign jurisdictions in which we operate and withholding taxes for jurisdictions in which we are no longer indefinitely reinvested, partially offset by a federal net operating loss carryback and changes in valuation allowance against our domestic net deferred tax assets. The effective tax rate for the three months ended September 30, 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets which was recorded during the second quarter of 2013.
Income tax expense for the nine months ended September 30, 2014 was $0.5 million compared to $21.7 million for the nine months ended September 30, 2013, or (1)% and (67)% of pre-tax loss, respectively. The effective tax rate for the nine months ended September 30, 2014 differs from the federal statutory rate primarily due to taxes in the foreign jurisdictions in which we operate and withholding taxes for jurisdictions in which we are no longer indefinitely reinvested, partially offset by a federal net operating loss carryback and changes in valuation allowance against our domestic net deferred tax assets. The effective tax rate for the nine months ended September 30, 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets which was recorded during the second quarter of 2013.

During the second quarter of 2013, we evaluated our gross deferred income tax assets, including an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was the expectation that we may be in a three-year historical cumulative loss as of the end of the first quarter of fiscal 2014 and through the near term, as profitable quarters in the earlier years are removed from the rolling three-year calculation. After considering our recent history of losses and management's expectation of additional near-term losses, during the second quarter of 2013, we recorded a valuation allowance of $26.7 million on our gross deferred tax assets with a corresponding charge to our income tax provision. We continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist.
Liquidity and Capital Resources
As of September 30, 2014 and December 31, 2013, we had cash, cash equivalents and investments of $107.5 million and $157.8 million, respectively. At September 30, 2014 and December 31, 2013, we had $6.4 million and $7.8 million, respectively, of cash, cash equivalents and investments which were held outside of the United States. The cash held outside the United States is needed to meet local working capital requirements for our foreign subsidiaries.
In September 2013, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $30.0 million of our common stock. Purchases under this program could be made from time to time through 10b5-1 programs, open market purchases, or privately negotiated transactions. The number of shares ultimately repurchased, and the timing of the purchases, depended on market conditions, share price, and other factors. Purchases under this program were approved to be made until September 30, 2014; however, the program could have been discontinued at any time. During the three and nine months ended September 30, 2014, $2.8 million and $14.1 million, respectively, of purchases were made under this program. Total purchases made under this program prior to its expiration on September 30, 2014 were $19.5 million.
In connection with our restructuring plans implemented in June 2014 and November 2014, we expect to incur cash expenditures between $11.4 million and $12.9 million. As of September 30, 2014, $2.1 million in cash payments had been made in connection with the plans.
The following table summarizes our condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash (used in) provided by operating activities	$(22,920)	$14,768
Net cash provided by (used in) investing activities	30,868	(3,901)
Net cash used in financing activities	(13,992)	(236)
Net effect of exchange rates on cash	96	64
Net decrease in cash and cash equivalents	$(5,948)	$10,695
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2014 of $22.9 million was primarily attributable to a net loss of $72.7 million, partially offset by by non-cash charges of $39.2 million and changes in operating assets and liabilities of $10.6 million. The non-cash charges for the nine months ended September 30, 2014 were primarily related to depreciation, amortization of intangible assets, impairment of assets, deferred taxes, stock-based compensation, amortization of premiums on investments and provision for excess and obsolete inventory.
Net cash provided by operating activities for the nine months ended September 30, 2013 of $14.8 million was primarily attributable to non-cash charges of $65.0 million and changes in operating assets and liabilities of $4.0 million, partially offset by a net loss of $54.3 million. The non-cash charges for the nine months ended September 30, 2013 were primarily related to depreciation, amortization of intangible assets, deferred taxes, stock-based compensation, amortization of premiums on investments, provision for excess and obsolete inventory, loss related to equity method investment and impairment of investment.

Investing Activities
Net cash provided by investing activities was $30.9 million for the nine months ended September 30, 2014 due to proceeds from sales and maturities of available-for-sale securities of $65.4 million, partially offset by purchases of available-for-sale securities of $22.7 million and purchases of property and equipment of $11.8 million.
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
Financing Activities
Net cash used in financing activities was $14.0 million for the nine months ended September 30, 2014, due to the repurchase of our common stock of $14.1 million, offset by proceeds from the issuance of common stock in connection with stock option exercises of $0.1 million.
Net cash used in financing activities was $0.2 million for the nine months ended September 30, 2013, due to $2.2 million of excess tax expense from share-based payment arrangements, offset by proceeds from the issuance of common stock in connection with stock option exercises of $1.9 million.
We believe that our cash, cash equivalents and investments of $107.5 million as of September 30, 2014, will be sufficient to fund our projected operating requirements for at least the next 12 months.
We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies.
Indemnities
In the ordinary course of business, we have entered into agreements that include indemnity provisions with certain customers. Based on historical experience and information known as of September 30, 2014, we have not recorded any indemnity obligations.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In particular, this ASU addresses contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. This ASU will be effective beginning in the first quarter of fiscal year 2017. Early adoption of this ASU is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of and method of adoption of this ASU on our financial statements.
There have been no other recent accounting standards or changes in accounting standards during the nine months ended September 30, 2014, as compared to the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
Our sales have been historically denominated in U.S. dollars and an increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could materially affect the demand of our products by non-U.S. customers, leading to a reduction in orders placed by these customers, which would adversely affect our business. However, we are exposed to foreign currency exchange rate risks inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The most significant currencies other than the U.S. dollar to our operations for the nine months ended September 30, 2014 were the Chinese yuan, the British pound, the Taiwanese dollar, the Indian rupee, the Israeli shekel and the South Korean won. We have established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements. Our foreign currency risk management program includes foreign currency derivatives that utilize foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. The fair value of these contracts is reflected as other assets or other liabilities and the change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income, net to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded in other income, net.
At September 30, 2014, we had foreign currency forward contracts in place that amounted to a net purchase in U.S. dollar equivalent of $9.7 million to partially hedge our expected future expenses related to funding our China, India and UK operations costs. The maturities of these contracts were less than 12 months. Relative to foreign currency exposures existing at September 30, 2014, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would expose us to $2.6 million in losses in earnings or cash flows.
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
At September 30, 2014, we had $107.5 million in cash, cash equivalents and investments, all of which were stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of the $10.4 million of cash and cash equivalents held as of September 30, 2014, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the fair value of the $96.5 million of our investments by $0.6 million.

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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, prior to filing this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report.
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.        Legal Proceedings
From time to time, we may be subject to various legal proceedings and claims arising in the ordinary course of business.
In our prior Quarterly Reports on Form 10-Q, we had described ongoing legal proceedings between us and ViXS Systems, Inc. and its subsidiary ViXS USA, Inc., collectively ViXS. On September 15, 2014, Entropic and ViXS issued a joint press release announcing the settlement of all outstanding litigation and a cross-license of the patents at issue in such litigation. As disclosed in the press release, no fees or royalties were payable by either party in connection with such settlement. Other terms of the settlement were not disclosed.

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
Risks Related to Our Business
Our review, in consultation with Barclays, of strategic alternatives may not result in an increase in our stock price or in improvements to our operating results, liquidity or financial condition or in the consummation of any strategic transaction, such as a sale of the Company. Moreover, this review and any related pursuit of a strategic transaction could distract our management and employees and create substantial uncertainty among customers, suppliers and other third parties with whom we conduct business, any of which could adversely affect our business, operating results, or financial condition. There can be no assurance that we will identify or complete a strategic transaction as a result of our review of strategic alternatives.*
On September 16, 2014, we issued a press release announcing that we have engaged Barclays to assist us in evaluating various strategic alternatives available to our company. Elements of this strategic review are continuing as of the date of this report. The review of strategic alternatives requires the expenditure of significant time and resources by our company and management team and may not result in the identification or consummation of a transaction, an increase in stockholder value, or in improvements to our operating results or financial condition. The strategic review could also distract our executives, employees, and board of directors from other matters relating to the operation of our businesses and affect our ability to attract and retain new executives or key employees. In addition, our announcement of the strategic review may have created and may continue to create uncertainty among current and potential employees, suppliers and customers. In particular, our suppliers and customers could question our commitment to particular products or markets or operating as an independent business. As a result of these factors, the announcement and the ongoing portions of our review could potentially undermine our business and have a material adverse effect on our results of operations or financial condition. In addition, the announcement and subsequent developments could cause increased volatility in our stock price.
There can be no assurance that our evaluation of strategic alternatives will result in the identification and completion of a strategic transaction, such as a sale of the Company. If we fail to complete a strategic transaction, our stock price may decline as investors who were anticipating such a transaction sell their shares. If a strategic transaction is pursued but not ultimately completed, our stockholders may be subjected to a number of other risks, including:

•	the diversion of managerial, financial and other resources from our business operations;

•	the loss of key personnel and business relationships;

•	the potential disruption of our ongoing business; and

•	the incurrence of non-recurring or other charges, which could be significant.
Even if we do complete a strategic transaction, such as a sale of our company, such transaction could subject us and our stockholders to a number of additional risks, including:

•	the value of the stock received in the transaction being illiquid or not increasing over time;

•	our stockholders owning less than a majority ownership interest in the surviving entity;

•	changes in our board of directors and management;

•	changes in our business strategy and focus;

•	difficulties associated with assimilating and integrating the business and operations of the two companies; and

•	the inability of the surviving company to successfully develop and commercialize products and generate revenue sufficient to meet our objectives in undertaking such a transaction.
Our restructuring activities may result in operational disruptions, management distractions and other problems which could adversely affect our business, operating results, or financial condition. There can be no assurance that the anticipated benefits of our restructuring activities will be achieved.*
In June 2014, we announced a restructuring of our business and related reduction in employee headcount and closure of several offices in order to streamline our business, increase operating efficiencies and reduce operating expenses. On November 10, 2014, we announced another business restructuring to reduce operating expenses and cease development of new STB SoC products. We cannot guarantee that we will be successful in implementing our restructuring initiatives, or that such efforts will not interfere with our ability to achieve our business objectives. For example, our restructuring activities could disrupt our ongoing engineering initiatives, which could adversely affect our ability to introduce new products and to deliver products both on a timely basis and in accordance with customer requirements, the effect of which could delay revenues or result in lost business opportunities. To the extent that we are unable to effectively reallocate employee responsibilities, the reductions in our workforce associated with our restructuring activities may impact our ability to accurately forecast future financial results or deliver on our financial projections. Moreover, reductions in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business which may cause them to delay or curtail doing business with us, may increase the likelihood of key employees leaving the company or make it more difficult to recruit new employees, and may have an adverse impact on our business. Employees whose positions were eliminated in connection with these restructuring activities may seek employment with our competitors, customers or suppliers. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business, and the potential disruptions caused by our restructuring activities may make it more difficult to identify and consummate a strategic transaction or reduce the value our shareholders could receive in such a transaction.
Our November 2014 restructuring may have other adverse impacts on portions of our business that were not targeted in the restructuring. For example, in connection with the November restructuring, we are ceasing development of new STB SoC products. One potential consequence is that customers may curtail or stop purchasing our existing STB SoC products and move to alternate suppliers that offer a more complete future STB SoC product roadmap. This may make it difficult to accurately predict future sales of our products or achieve or sustain profitability. We may also be forced to reduce the selling prices of our existing STB SoC products in order to retain customers or win new designs for those products, which would result in reduced revenues and gross margins from our existing STB SoC products. In addition, by stopping the development of future STB SoC products, we will forego potential future revenues in 2016 and beyond that would have been associated with those products had they been successfully commercialized. We will need to replace those prospective future sales with revenue from other sources if we expect to continue to increase our revenue in future years.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel and hire additional qualified personnel, our ability to develop and successfully market our solutions could be harmed.*
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. There is significant competition for qualified personnel in the markets in which we compete and in the geographical locations in which we operate. Our inability to return to profitability or grow our revenues, or any adverse perception of our company, our products or our financial position, may negatively affect our perceived reputation and make it more difficult or expensive to attract and retain highly skilled personnel. In addition, our efforts to restructure our business, including reductions in our workforce, may add to uncertainty regarding our future business which may make it difficult to attract and retain employees. Our ongoing review of strategic alternatives, the pursuit of any strategic transaction, and recent or prospective changes in our executive management team also add to uncertainty and may make it more difficult to attract or retain employees. We do not have employment agreements with most of our executive or key employees and the unexpected loss of any key employees, including our president and chief executive officer, other members of our senior management or our senior engineering personnel, or an inability to attract additional qualified personnel, including engineers and sales and marketing personnel, could delay the development, introduction and sale of our solutions and our ability to execute our business strategy may suffer. In addition, in the event that there is a loss of any of our key personnel, there is a potential for loss of important knowledge that may delay or negatively impact development or sale of our solutions and our ability to execute on our business strategy. We do not currently have any key person life insurance covering any executive officer or employee.
We have had net operating losses for most of the time we have been in existence, had an accumulated deficit of $285.0 million as of September 30, 2014 and we are unable to predict if or when we will return to profitability.*
We were incorporated in 2001, did not commence shipping production quantities of our home connectivity, or Connectivity, solutions until December 2004 and while we were profitable on an annual basis from 2010 through 2012, we incurred a net loss in 2013 and during the first three quarters of 2014. Consequently, any predictions about future performance of our going forward operations may not be as accurate as they could be if we had a longer history of successfully commercializing our Connectivity solutions and the more recently acquired STB SoC solutions, and of profitable operations. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.
For the year ended December 31, 2013 we generated a net loss of $66.2 million, while during the years ended 2012 and 2011 we generated net income of $4.5 million and $26.6 million, respectively. During the nine months ended September 30, 2014 we incurred a net loss of $72.7 million. While we have some recent history of profitability, we have incurred substantial net losses since our inception. As of September 30, 2014, we had an accumulated deficit of $285.0 million and we may incur additional operating losses in the future.
Our ability to return to profitability depends on the extent to which we can increase revenue and control our costs in order to, among other things, counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures, or unforeseen difficulties or costs associated with the integration of acquired assets or businesses. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, we are unable to predict the extent of our future losses. If we are unable to achieve adequate growth or adequately control our expenses, we may not return to profitability.
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

Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we currently face, or in the future expect to face, competition from companies such as Broadcom Corporation, or Broadcom, STMicroelectronics N.V., or STMicro, Sigma Designs, Inc., MStar Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., MaxLinear, Inc., or MaxLinear, Qualcomm Incorporated, or Qualcomm, Lantiq Deutschland GmbH and Vixs Systems, Inc., in the sale of MoCA compliant chipsets and technology, and from companies such as Broadcom, NXP Semiconductors N.V., MaxLinear and STMicro, in the sale of direct broadcast satellite outdoor unit, or DBS ODU, products and from companies such as Broadcom, STMicro, MediaTek Inc., MStar Semiconductor, Inc., Sigma Designs, Inc., Marvell, AMlogic, Abilis, Intel, Qualcomm, HiSilicon Technologies and Vixs in the sale of STB SoCs and other STB solutions. Consolidation by industry participants could result in competitors with further increased market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which would allow them to compete more effectively against us. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge and could acquire significant market share. Further, our current and potential competitors may also enter into licensing arrangements with third parties with respect to MoCA chipsets or other technology on licensing terms that are more favorable than the licensing terms that we would be able to offer through the direct licensing of our MoCA chipsets and other technology to such third parties. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop solutions or technologies that cause our solutions and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.
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
We depend on a limited number of customers, and ultimately service providers, for a substantial portion of our revenues, and the loss of, or a significant shortfall in, orders from any of these parties could significantly impair our financial condition and results of operations.*
We derive a substantial portion of our revenues from a limited number of customers. For example, during the year ended December 31, 2013, Wistron NeWeb Corporation, or Wistron, and Foxconn Electronics, Inc., or Foxconn, accounted for approximately 18% and 16% of our net revenues, respectively; for the year ended December 31, 2012, Wistron and Motorola Mobility Inc., or Motorola, accounted for 21% and 13% of our net revenues, respectively; and for the year ended December 31, 2011, Wistron and Motorola accounted for 25% and 17% of our net revenues, respectively. More recently, during the nine months ended September 30, 2014, Wistron, Actiontec Electronics, Inc., MTI Laboratory, Inc. CyberTAN Technology, Inc. and Foxconn accounted for approximately 24%, 13%, 12%, 11% and 10% of our net revenues, respectively. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to sell our solutions to our existing and prospective large customers.
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
We may have conflicts with our customers, including customers we have acquired as part of our 2012 acquisition of the STB business from Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, with whom we have a limited history, or the service providers that purchase products from our customers that incorporate our solutions. Any such conflict could result in events that have a negative impact on our business, including:

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
Our results could be adversely affected if our customers or the service providers who purchase their products are unable to successfully compete in their respective markets. Our results could also be adversely affected due to industry consolidation involving our customers or service providers who buy products from our customers.*
Our customers and the service providers that purchase products from our customers face significant competition from their competitors. We rely on these customers’ and service providers’ ability to develop products and/or services that meet the needs of their customers in terms of functionality, performance, availability and price. If these customers and service providers do not successfully compete, they may lose market share, which would negatively impact the demand for our solutions. For example, for our Connectivity solutions there is intense competition among service providers to deliver video and other multimedia content into and throughout the home. For the sale of our Connectivity solutions, we are currently dependent on the ability of a limited number of service providers to compete in the market for the delivery of high-definition television-quality video, or HD video, and other multimedia content. Therefore, factors influencing the ability of these service providers to compete in this market, such as competition from alternative content providers or laws and regulations regarding local cable franchising or satellite broadcasting rights, could have an adverse effect on our ability to sell Connectivity solutions. In addition, our digital broadcast satellite outdoor unit solutions are primarily supplied to digital broadcast satellite service providers by our ODM and OEM customers. Digital broadcast satellite service providers are facing significant competition from telecommunications carriers and cable service operators as they compete for customers in terms of video, voice and data services. Moreover, ODMs and OEMs who market cable and satellite STBs are competing with a variety of Internet protocol-based video delivery solutions, including versions of DSL technology and certain fiber optic-based solutions. Many of these technologies compete effectively with cable and satellite STBs. If our customers and the service providers who purchase products from our customers that incorporate our solutions do not successfully compete, they may lose market share, which would reduce demand for our solutions.
Because we are dependent on a limited number of customers and service providers for the sale of our products, industry consolidation involving our customers and the service providers who buy products from our customers could materially affect our business. For example, AT&T has announced its intention to acquire our largest service-provider end-user customer, DirecTV. AT&T does not deploy MoCA home networking technology to its video subscribers. If the contemplated merger is completed, AT&T could require DirecTV to move away from the use of MoCA, or specifically our MoCA solutions, for home networking. Even if that does not happen, we could see a slowdown in the sale of our products to DirecTV while the operations of DirecTV and AT&T are being integrated. As another example, Comcast has announced its intention to acquire Time-Warner Cable. Both Comcast and Time-Warner Cable are service-provider end-user customers of ours. However, if this merger is completed, it is difficult to predict the net impact of such merger on our sales to the combined entity in the short-term and the long-term.

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
Our operating results have fluctuated significantly in the past and we expect them to continue to fluctuate in the future, which could lead to volatility in the price of our common stock.*
Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of our control. For example, while we were profitable in 2010 through 2012, we incurred a net loss in 2013 and during the first three quarters of 2014. These fluctuations in our operating results may cause our stock price to fluctuate as well. The primary factors that are likely to affect our quarterly and annual operating results include:

•	the success of our plan to pursue strategic alternatives to enhance stockholder value;

•	the success of our recently announced business restructuring;

•	changes in demand for our solutions or products offered by service providers and our customers;

•	the timing and amount of orders, especially from significant service providers and customers;

•	the seasonal nature of the sales of products that incorporate our solutions by certain service providers which may affect the timing of orders for our solutions;

•	the level and timing of capital spending of service providers, both in the United States and in international markets;

•	competitive market conditions, including pricing actions by us or our competitors;

•	adverse perception of our company, our solutions and our products or their features by service providers or our customers, or in the market generally;

•	any delay in the development, certification or adoption associated with new MoCA standards by the alliance, OEMs or service providers;

•	any cut backs or delayed deployments of products that include our solutions by service providers;

•	our unpredictable and lengthy sales cycles;

•	the mix of solutions and solution configurations sold;

•	our ability to successfully define, design and release new solutions on a timely basis that meet customers’ or service providers’ needs;

•	costs related to acquisitions of complementary products, technologies or businesses;

•	new solution introductions and enhancements, or the market anticipation of new solutions and enhancements, by us or our competitors;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and the effect of our use of inventory “hubbing” arrangements;

•	unexpected changes in our operating expenses;

•	general economic conditions and political conditions in the countries where we operate or our solutions are sold or used;

•	our ability to attain and maintain production volumes and quality levels for our solutions, including adequate allocation of wafer, assembly and test capacity for our solutions by our subcontractors;

•	our customers’ ability to obtain other components needed to manufacture their products;

•	the cost and availability of components and raw materials used in our solutions, including, without limitation, the price of gold and copper;

•	changes in manufacturing costs, including wafer, test and assembly costs, manufacturing yields and solution quality and reliability;

•	productivity of our sales and marketing force;

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
We derive a significant portion of our revenues from sales of our DBS ODU solutions into markets served by digital broadcast satellite providers and their ODM and OEM partners, the deployment of which may also increase demand for our MoCA-compliant Connectivity solutions. These revenues result from the demand for HD based TV's and DVR's within single family households, multi-dwelling units and hospitality establishments that receive their video from digital broadcast satellites. The digital broadcast satellite market may not grow in the future as anticipated or a significant market slowdown may occur, which would in turn reduce the demand for applications or devices, such as multi-switch and low-noise block converters that rely on our digital broadcast satellite outdoor unit solutions. Because of the intense competition in the satellite, terrestrial and cable digital television markets, the unproven technology of many products addressing these markets and the short product life cycles of many consumer applications or devices, it is difficult to predict the potential size and future growth rate of the markets for our digital broadcast satellite outdoor unit solutions. If the demand for our digital broadcast satellite outdoor unit solutions is not as great as we expect, or if we are unable to produce competitive solutions to meet that demand, our revenues could be adversely affected.

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
We may not be able to effectively manage our growth, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.*
As we continue to expand our business, we expect to grow the overall size of our operations. To effectively manage our growth, we must continue to expand our operational, financial and management controls, reporting systems and procedures. We intend to continue to grow our business geographically and also to develop new solution offerings and pursue new customers. If we fail to adequately manage our growth the quality of our products and the management of our operations could suffer, which could adversely affect our operating results. Our success in managing our growth will be dependent upon our ability to:

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
Our inability to address effectively any of these factors, alone or in combination with others, could harm our ability to execute our business strategy. In addition, in 2013 we transitioned to a new enterprise resource planning, or ERP, system and we are continuing to expand the capabilities of that system. If the new ERP system is deficient or inadequate in any material respect, it could impede our ability to manufacture products, order materials, generate management reports, invoice customers, and comply with laws and regulations. Any of these types of disruptions could have a material adverse effect on our net sales and profitability.

Our product and technology development and licensing arrangements with customers, companies that we have investments in and other third parties may not be successful.*
We have entered into development, product collaboration and technology licensing arrangements with customers, companies we have investments in and other third parties, and we expect to enter into new arrangements of these kinds from time to time in the future. We have various obligations and commitments to third parties related to these arrangements. Such arrangements can magnify several risks for us, including loss of control over the development and development timeline of jointly developed products. Accordingly, we face increased risk that our development activities with or for third parties may result in products or technologies that are not commercially successful or that are not available in a timely fashion. In addition, any third party with whom we enter into a development, product collaboration or technology licensing arrangement may fail to commit sufficient resources to the project, change its policies or priorities and abandon or fail to perform its obligations related to the collaboration. The failure to timely develop commercially successful products through our development activities with their parties as a result of any of these and other challenges could have a material adverse effect on our business, results of operations, and financial condition.
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
Our solution development efforts are time-consuming, require substantial research and development expenditures and may not generate an acceptable return.*
Our solution development efforts require substantial research and development expense. Our research and development expense was $95.6 million and $84.9 million for the nine months ended September 30, 2014 and 2013, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.
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
Our solutions typically have lengthy sales cycles, which may cause our operating results to fluctuate, and a service provider, ODM or OEM customer may decide to cancel or change its service or product plans, which could cause us to lose anticipated sales and expected revenue.*
Our solutions typically have lengthy sales cycles. Before deciding to deploy a product containing one of our solutions, a service provider must first evaluate our solutions. This initial evaluation period can vary considerably based on the service provider and solution being evaluated, and could take a significant amount of time to complete. Solutions incorporating new technologies generally require longer periods for evaluation. After this initial evaluation period, if a service provider decides to adopt our solutions, that service provider and the applicable ODM or OEM customers will need to further test and evaluate our solutions prior to completing the design of the equipment that will incorporate our solutions. Additional time is needed to begin volume production of equipment that incorporates our solutions. Due to these lengthy sales cycles, we may experience significant delays from the time we incur research and development and sales expenses until the time, if ever, that we generate sales and revenue from these solutions. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel or change its product plans. We regularly experience changes, delays and cancellations in the purchase plans of service providers or our customers. A cancellation or change in plans by a service provider, ODM or OEM customer could prevent us from realizing anticipated sales and the associated revenue. In addition, our anticipated sales could be lost or substantially reduced if a significant service provider, ODM or OEM customer reduces or delays orders during our sales cycle or chooses not to release equipment that contains our solutions. We may invest significant time and effort in marketing to a particular customer that does not ultimately result in a sale to that customer. As a result of these lengthy and uncertain sales cycles for our solutions, it is difficult for us to predict if or when our customers may purchase solutions in volume from us, our projected financial results may fluctuate and prove inaccurate, and our actual operating results may vary significantly from quarter to quarter, which may negatively affect our operating results for any given quarter.
We have limited control over the indirect channels of distribution we utilize, which makes it difficult to accurately forecast orders and could result in the loss of certain sales opportunities.*
A portion of our revenue is realized through independent resellers and distributors that are not under our control. For the year ended December 31, 2013, 3% of our net revenues were through these entities. For the nine months ended September 30, 2014, 2% of our net revenues were through these entities. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. Our revenues could be adversely affected if our relationships with resellers or distributors were to deteriorate or if the financial condition of one or more significant resellers or distributors were to decline. In addition, as our business grows, there may be an increased reliance on indirect channels of distribution. There can be no assurance that we will be successful in maintaining or expanding these indirect channels of distribution. This uncertainty could result in the loss of certain sales opportunities. Furthermore, our reliance on indirect channels of distribution may reduce visibility with respect to future business opportunities, thereby making it more difficult to accurately forecast orders. Further, we use the “sell-through” accounting policy model which recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. Because we use the “sell-through” methodology, we may have variability in our revenue from quarter to quarter.

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
Our solutions are very complex and may contain defects or errors, especially when first introduced, when in full production, or when new versions are released. Despite testing, errors may occur. Such errors may include manufacturing defects, design defects or software bugs. Such defects or errors could affect the performance of our solutions, delay the development or release of new solutions or new versions of solutions, adversely affect our reputation and our customers’ willingness to buy solutions from us, and adversely affect market acceptance of our solutions. Any such errors or delays in releasing new solutions or new versions of solutions or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning our solutions, subject us to liability for damages and divert our resources from other tasks. Our solutions must successfully interoperate with products from other vendors. As a result, when problems occur in a device or application in which our solution is used, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our solutions, could result in the delay or loss of market acceptance of our solutions, and therefore delay our ability to recognize revenue from sales, and any necessary revisions may cause us to incur significant expenses. Moreover, problems with our solutions that are only discovered after they have been deployed by a service provider could result in a greater number of truck rolls, and this in turn could adversely affect our sales or increase the cost of remediation. The occurrence of any such problems could harm our business, operating results and financial condition.
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
We may require substantial funds to continue our research and development programs and to fulfill our planned operating goals. We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at September 30, 2014 should enable us to maintain current and planned operations. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control. We may seek additional funding through public or private financings of debt or equity although additional funding may not be available to us on acceptable terms, if at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, prohibit us from repurchasing our stock or making investments or force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.
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
Risks Related to International Operations
A significant portion of our revenue comes from our international customers, most of our products are manufactured overseas and a significant portion of our employees live and work outside the United States. As a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.*
We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised 97% and 97% of our total revenues for the nine months ended September 30, 2014 and 2013, respectively. In addition, most of our products are manufactured overseas and a significant portion of our labor force is outside the United States. Our international presence has significantly increased in recent years as a result of our acquisition of the STB business from Trident in 2012 and as a result our exposure to the risks of international business activities has increased. Certain of these risks, include:

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
Our principal stockholders, executive officers and directors have substantial control over the company, which may prevent you and other stockholders from influencing significant corporate decisions and may harm the market price of our common stock.*
As of September 30, 2014, our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 28.6% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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
Recent Sales of Unregistered Securities
The following sets forth information regarding all unregistered securities of the Company that were sold during the three months ended September 30, 2014:

(1)
As of June 30, 2014, options to purchase up to 588,540 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the three months ended September 30, 2014, 4,462 of these options were canceled without being exercised and options to purchase 3,000 shares of common stock were exercised at a weighted average exercise price of $1.50 per share. As of September 30, 2014, options to purchase up to 581,078 shares of our common stock remained outstanding under the 2001 Plan.

(2)
As of June 30, 2014, options to purchase up to 64,935 shares of our common stock were outstanding under our RF Magic, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the three months ended September 30, 2014, none of these options were canceled without being exercised and no options to purchase shares of common stock were exercised. As of September 30, 2014, options to purchase up to 64,935 shares of our common stock remained outstanding under the RF Magic Plan.

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
Issuer Purchases of Equity Securities
Issuer purchases of equity securities during the third quarter of fiscal 2014 were:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands)		(in thousands)	(in thousands)
July 1 to July 31, 2014	839	$3.30	839	$10,491
August 1 to August 31, 2014	—	—	—	10,491
September 1 to September 30, 2014	—	—	—	—
Total	839	3.30	839	—
(1) On September 26, 2013, we announced a share repurchase program authorizing us to repurchase up to $30.0 million of our common stock. Purchases under this program could be made until September 30, 2014, however, purchase activity, or the program itself, could have been discontinued at any time. On September 30, 2014, the $10.5 million remaining available for repurchase under this program expired.

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

ENTROPIC COMMUNICATIONS, INC.

By:	/S/ David Lyle
David Lyle Duly Authorized Officer and Principal Financial Officer

Date:	November 10, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Form of Common Stock Certificate of the Registrant.
10.1*	David Lyle Compensation Changes Agreement, dated October 6, 2014.
10.2*	Mike Farese Compensation and Work Schedule Agreement, dated October 17, 2014
31.1*	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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