Form 10-K
period 2014-12-31
ENTROPIC COMMUNICATIONS INC
filed 2015-02-24
CIK 1227930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-K
_________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $293.1 million based on the closing price of the registrant’s common stock on The NASDAQ Global Select Market of $3.33 per share on June 30, 2014.
There were 90,967,194 shares of the registrant’s common stock issued and outstanding as of February 13, 2015.

ENTROPIC COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Entropic, Entropic Communications, c.LINK®, RF Magic and our logo are among the trademarks of Entropic Communications, Inc. and/or its affiliates in the United States and certain foreign countries. Any other trademarks or trade names mentioned are the property of their respective owners.

FORWARD-LOOKING STATEMENTS
All statements included in this Annual Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning our potential merger with MaxLinear, Inc., or MaxLinear, our ability to return to profitability; our acquisitions or plans for future acquisitions; the competitive nature of the markets in which we compete and the effect of competing products and technologies; the demand for our solutions; the adoption of our technologies and the Multimedia over Coax Alliance, or MoCA, standard; the competitive nature of service providers; our dependence on manufacturers, sales representatives, distributors and other third parties; our ability to create and introduce new solutions and technologies; our ability to effectively manage our growth; our ability to successfully acquire companies or technologies that would complement our business; our ability to successfully pursue strategic alternatives to enhance stockholder value; the ability of our contract manufacturers to produce and deliver products in a timely manner and at satisfactory prices; our ability to protect our intellectual property and avoid infringement of the intellectual property of others; our reliance on our key personnel; the effects of government regulation; the cyclical nature of our industry; our ability to effectively transact business in foreign countries; and our ability to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.
The forward-looking statements contained in this Annual Report are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under Part I, Item 1A, Risk Factors and elsewhere in this Annual Report, and in our other filings with the Securities and Exchange Commission, or SEC. These forward-looking statements reflect our management’s belief and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements in this Annual Report or in our other filings with the SEC.
In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.
In this Annual Report, “Entropic Communications, Inc.,” “Entropic Communications,” “Entropic,” the “Company,” “we,” “us” and “our” refer to Entropic Communications, Inc. and its subsidiaries, taken as a whole, unless otherwise noted.

PART I - FINANCIAL INFORMATION

Item 1.	Business
Overview
Entropic is a world leader in semiconductor solutions for the connected home. We transform how traditional HDTV broadcast and Internet protocol, or IP,-based streaming video content is seamlessly, reliably, and securely delivered, processed, and distributed into and throughout the home. Our Connectivity solutions, combined with our portfolio of existing Video Systems-on-a-Chip, or SoCs, enable global Pay-TV operators to offer consumers more captivating whole-home entertainment experiences by evolving the way digital entertainment is delivered, connected and consumed - both in the home and on the go.
We are recognized as a platform semiconductor company focused on connected home entertainment. Our connectivity solutions provide core silicon and software that can be leveraged through reference hardware and applications to enhance consumers' overall digital entertainment experiences. Our platform solutions power next-generation TV engagement experiences by:

•	Reliably delivering broadcast and IP content into the home with our end-to-end Satellite and Broadband Access solutions;

•	Seamlessly connecting digital entertainment to consumer devices throughout the home via a dependable MoCA® (Multimedia over Coax Alliance) backbone network; and

•	Ensuring consumers can securely consume or watch rich digital entertainment with our advanced, open standards-based media processing SoC solutions.
Our platform is at the heart of the digital entertainment ecosystem - connecting technologies, applications, services and people. Looking specifically at products, we offer a diverse portfolio of Connectivity and Video SOC solutions that include the following:

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

◦
High-speed broadband access solutions which use coaxial cable infrastructure to deliver “last few hundred meter” connectivity for high-speed broadband access to single-family homes and multiple dwelling units; and

◦
Direct Broadcast Satellite outdoor unit, or DBS ODU, solutions which consist of our band translation switch, or BTS, and channel stacking switch, or CSS, products which simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable. Our DBS ODU offerings also provide an accelerated roadmap for developing our digital channel stacking switch, or dCSS, semiconductor products, which are highly-integrated products that incorporate broadband capture and IP output. To further solidify our dCSS roadmap, in June 2013, we acquired certain assets from Mobius Semiconductor, Inc., or Mobius, a leading product development company focused on low power, high performance analog mixed-signal semiconductor solutions. Mobius’ technology blends signal processing with analog circuit design to dramatically reduce power dissipation while attaining leading-edge performance. The addition of the Mobius technology allows us to provide cable and satellite operators with solutions that encompass system designs that are low power, broadband, high-speed, and which capture the full bandwidth of the signal payload - to drive more entertainment streams and IP services to more connected devices in the home.

•
STB SoC Solutions: We added set-top box, or STB, SoC solutions to our product offering in April 2012, when we completed the acquisition of assets related to the STB business of Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident. The STB product portfolio is composed of a comprehensive suite of digital STB components and system solutions for the worldwide satellite, terrestrial, cable and IP television, or IPTV, markets. Our STB products primarily consist of STB SoCs, but also include Data over Cable Service Interface Specifications, or DOCSIS, modems, interface devices and media processors. In addition to traditional standard-definition, or SD, STBs and advanced high-definition, or HD, STBs, many of these products feature ARM ® application processor-based SoCs that have been optimized for leading Web technologies. In November 2014, we announced that we are discontinuing the development of new STB SoC solutions, but we are continuing to sell and support our existing STB SoC silicon solutions.

We serve four primary product segments with our technology: MoCA/Consumer Electronics Retail, Satellite ODU, Broadband Access and STB SoCs for operators worldwide. With a focused approach on each segment, we seek to understand customers’ current needs and better anticipate future requirements, which in turn enables customers to accelerate time-to-market on advanced new IP- and cloud-based services such as video on demand, or VOD, multi-room DVR, HD video calling and over-the-top, or OTT, content delivery, to drive average revenue per user. Our products are deployed by major service providers globally, including Comcast, Time Warner Cable, Cox Communications, DIRECTV, DISH Network, OCN (China), Topway (China), UPC (Netherlands) and Verizon, as well as by a number of smaller service providers.
We were incorporated in Delaware in January 2001. Our principal executive offices are located at 6350 Sequence Drive, San Diego, California 92121, and our telephone number is (858) 768-3600. Our corporate website address is www.entropic.com. Our current and future annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC are, and will continue to be, available, free of charge, through the investor relations section of our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. The information contained on, or accessible through, our website is not intended to be part of this or any other report we file with, or furnish to, the SEC and shall not be incorporated by reference into this Annual Report on Form 10-K. Our common stock trades on The NASDAQ Global Select Market under the symbol ENTR.
Potential Merger with MaxLinear
On February 3, 2015, we entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with MaxLinear, Inc., or MaxLinear, pursuant to which MaxLinear agreed to acquire all of our outstanding capital stock in a combined stock and cash transaction valued at approximately $287 million based on the closing stock price of MaxLinear’s Class A Common Stock on February 2, 2015. This proposed transaction, hereinafter the Merger, would result in us merging with a subsidiary of MaxLinear and becoming a wholly-owned subsidiary of MaxLinear. In connection with the Merger, all of our issued and outstanding shares of Common Stock, par value $0.001 per share, would be cancelled and converted into the right to receive consideration per share consisting of (i) an amount in cash equal to $1.20, plus (ii) 0.2200 of a share of MaxLinear’s Class A Common Stock, par value $0.0001 per share, or the Stock Consideration, plus (iii) any cash payable in lieu of fractional shares of MaxLinear’s Class A Common Stock otherwise issuable as Stock Consideration. The Merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. The completion of the Merger is subject to the satisfaction or waiver of a number of closing conditions, including, among others, adoption of the Merger Agreement by the holders of a majority of our outstanding Common Stock, approval of the issuance of the MaxLinear Class A Common Stock by the stockholders of MaxLinear and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Industry Background
The delivery of entertainment content to the home is undergoing fundamental change as digital formats affect how content is delivered and consumed. The proliferation of advanced devices that decode the evolving digital formats presents the core growth opportunity for our business because these devices require reliable, high bandwidth in-home connectivity which our technologies help provide. In addition to this growth, service providers are making significant investments to differentiate their offerings and adding new video services such as video-on-demand, “whole-home” DVR, "networked" DVR, as well as bundled video, voice, broadband data, 3G/4G/Wi-Fi coverage (via strategic partnerships) and other digitally-enabled services in the areas of home automation, security and more. All these services also rely on the home network or “IP-backbone” to provide reliable in-home connectivity with low latency and service provider managed quality of service, or QoS.
Ultimately, the consumer can not only watch content through TVs, cell phones and tablets, but also control a variety of functions from temperature, lighting and IP cameras even when they are away from the home. Of course as more services are “bundled,” the service provider becomes integral in the day-to-day life of the consumer, reducing subscriber turnover while increasing the average revenue per user and driving subscriber growth.
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

•
Increasing consumer adoption of OTT services.  Consumer demand for fully customizable viewing experiences that allow them to select the time, place and content has increased the availability of OTT services such as those offered from Apple (iTunes), Google (Google Play), Netflix, Hulu, BestBuy (CinemaNow), Amazon (Unbox) and Walmart (Vudu), all of which benefit from having a high-speed, highly reliable network connection to digital multimedia devices, such as connected HD video and game consoles, within a home.

•
Increasing number of services being provided.  Consumers have always envied the idea of whole-home automation, but until recently, it has been a service affordable to only a small portion of the population due to the high initial device and equipment installation costs. With the advent of premium services like “SignatureHome®” service from Time Warner Cable and Comcast's “Xfinity® Signature Service,” a much larger customer base can enjoy such conveniences in addition to folding in home security and surveillance, all of which mandate a highly-reliable “IP-backbone” within the consumer's home. As a result, we believe that MoCA is the premier choice for “home networking” of the various cable and pay satellite devices.

By providing more advanced customer premises equipment with increased connectivity in both bandwidth and interfaces, service providers are able to more easily introduce new services, simplify and enhance the user experience, and maintain content security and service reliability while meeting these increasing consumer entertainment demands.
We believe traditional cable, satellite and telco/IPTV service providers will continue to be competitive in providing these services because of their long-standing licensed access and distribution rights to premium video content. In addition, they have established the infrastructure that enables carrier class QoS and have developed new system in-home “gateway” or “media server” topologies to leverage the demand for changing consumer behavior. We believe these new gateways or media servers in North America will connect to MoCA-enabled client devices creating a system architecture for multiple system operators with lower total cost of ownership than current deployments. In other countries, we see leading video providers considering similar Client/Server architectures as the most efficient way to deliver broadcast and broadband video.
The stringent communications requirements associated with high-quality HD video, 4K Ultra High Definition, or UHD, video and other multimedia content present a significant challenge for service providers today. In response, service providers require solutions that enable the distribution of video and other multimedia content into and throughout the home, and processing of such content for display on televisions and other devices, while maintaining the high-quality standards demanded by subscribers. For any such technology solution to succeed, we believe it must satisfy the following requirements:

•
High bandwidth, reliability and full QoS for HD video. Due to the fact that video is typically a streaming, real-time, visual experience, video quality can rapidly degrade with errors or delays in packet delivery. A high-quality video experience requires reliable first-pass transmission, very low packet error rate, low latency and low jitter. Moreover, video consumes up to 10 times more bandwidth than typical voice and data services and has higher QoS requirements. A connected home with capacity to support multiple high-quality HD video streams requires a high bandwidth network with net throughput of 100’s of megabits per second for today's services. In the future, we believe more IP-based video will be distributed around the home along with broadband service bandwidth, thereby increasing competitive need for a home network that can support greater than 1 gigabit per second, or Gbps.

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

To address these requirements and find ways to increase revenues, service providers are exploring new technology platforms that enable delivery of new services into and throughout the home. Our Connectivity and STB SOC solutions are developed to meet this need.
Our Solutions
We provide systems solutions comprised of silicon integrated circuits and software as a platform to enable delivery of multiple streams of HD video and other multimedia content into and throughout the home and process those video streams for display on HDTVs and other devices. Our solutions are based upon our ability to combine the following core competencies:

•
Radio frequency integrated circuit design expertise.  We have extensive experience developing highly-integrated radio frequency integrated circuits. Our broad radio frequency systems and design capability allow us to provide solutions that seamlessly integrate radio frequency functionality within a digital communications platform. We have extensive experience with the complex task of integrating digital, high-speed mixed signal and radio frequency integrated circuit designs into complementary metal-oxide semiconductor, or CMOS, SoCs.

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

•
SoC design, mixed signal and embedded software capabilities.  Our ability to integrate multiple complex functions into a single silicon solution is a result of our significant experience in many disciplines, including embedded system architecture, high-speed and very large-scale integration, or VLSI, design, microcontrollers, embedded software, packet processing and high-performance mixed signal design. Our mixed signal design expertise includes designing high-performance analog-to-digital and digital-to-analog converters. We also have in-depth experience in packaging design and automated high-volume test development, which allows us to develop cost-effective solutions.

•	Enhanced power management. We have shown an ability to develop products designed to meet the compliance needs of North American, Asian and European energy mandates and/or regulations.

•
Extensive video security support.  Our STB SoCs support advanced security features and protocols with hardened cryptology to implement digital rights management and conditional access, or CA, technologies for protecting operator video services with leading CA vendors.

Our product lines include Home Networking, DBS ODU, Broadband Access solutions and STB SoCs. Our solutions target applications in HD video and other multimedia content distribution networks through cable, satellite, telecommunications and terrestrial mediums. Our solutions are currently used in consumer electronic and service provider customer premises equipment, including STBs, DTAs, broadband routers, DOCSIS gateways, cable modems, optical network terminals, low-noise block converters, multi-room DVRs, residential gateways, Ethernet-to-coax adapters and MoCA-to-WiFi products, and can potentially be used in other devices, such as digital televisions, gaming consoles, connected HDTVs, OTT STBs, media servers and network attached storage devices.
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
We have been working on home networking technologies on which the MoCA specification is based since 2001 and began shipping production quantities of MoCA-compliant chipsets in December 2004. In September 2009, we began shipping our third generation of MoCA 1.1-compliant products and announced the first complete MoCA 2.0 solution in January 2011. During 2012 we announced our multi-band technology in conjunction with our 4 th generation MoCA 1.1 solution and have been sampling our MoCA 2.0 solution to our key customers for products currently in development. Our MoCA-compliant chipsets are incorporated in equipment being deployed by Verizon, DIRECTV, Comcast, Time Warner Cable, Cox and other service providers. Our MoCA-compliant products can be used to support on demand video services, online video streaming services, personal computer-to-television content sharing, multi-room DVR and online gaming. In addition, the use of MoCA as a “wired-backbone” to the home network that includes multiple wireless access point around the home assures the value proposition of wireless “whole-home coverage”. We see a growing need for a highly reliable wired home networking solution to support these new multimedia applications. We believe that our new MoCA 2.0 chipset along with our continued roadmap to higher bandwidth solutions will answer the growing demand for powerful connectivity within the home.

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

STB SoC
We provide STB SoCs for the worldwide satellite, terrestrial, cable and IPTV markets. STBs have the capability to receive and process digital television, or DTV, signals, which then drive a television that is capable of displaying digital content. This digital content is broadcast via satellite, cable networks or over the air (terrestrial broadcast) in multiple regions throughout the world. Today's STB market is characterized by advanced video services that drive new capabilities such as 3DTV, 3D graphics user interfaces, personalized multi-screen services, rich navigation and improved multimedia and Internet TV experiences. Service providers are competing to deliver these solutions at the highest quality level, the lowest cost and with the highest security protection in order to win new and retain existing subscribers for pay-TV services. At the same time, this market is also experiencing a rapid transition towards a connected home where semiconductor solutions are making it possible for consumers to access their entertainment and content anywhere and at any time throughout the home.
Our STB products include SoCs and discrete components, providing a family of solutions that deliver advanced performance, industry leading power management and support for on-line VOD services. We offer products targeted for the major markets within STB: satellite, cable and IPTV, and terrestrial STB. For the satellite set-top box market, we offer a full range of chipset solutions for pay-TV operator and free-to-air STBs including DVB-S/DVB-S2/8-PSK demodulators, highly integrated SoCs and PSTN modem interface integrated circuits. The STB SoC portfolio covers a broad spectrum of customer needs from very low cost SD MPEG-2 SoCs to high performance HD H.264 DVR SoCs. For the cable television and telco/IPTV markets, we offer a full range of chipset solutions for STBs' including highly integrated SoCs. The cable and IPTV STB SoC portfolio covers a broad spectrum of customer needs from very low cost SD MPEG-2 SoCs to high performance HD H.264 DVR SoCs. We also offer products for DOCSIS modems. For the terrestrial broadcast television market, we also offer a full range of free-to-air STB solutions, including DVB-T demodulators and highly integrated SoCs. The terrestrial broadcast STB SoC portfolio covers a broad spectrum of customer needs from very low cost SD MPEG-2 SoCs to high performance HD H.264 DVR SoCs. Our STB chipset solutions are supported with complete system hardware reference designs and embedded system software. Multiple generations of these SoCs have been deployed in leading operator networks worldwide and support the industry leading conditional access security systems and middleware platforms for various applications including: DVRs, IP Client STBs and Zappers.
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

•
Continue to broaden our solutions.    We seek to provide our customers with full platform solutions. Over time, we intend to address the large and growing connected home entertainment market by adding additional features and capabilities to our products, providing full platform solutions and pursuing acquisitions of complementary technologies through licensing transactions or by other means.

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

•
Drive industry standards.    We use our technology leadership to define specifications and drive industry standards, such as MoCA, which we believe will lead to widespread adoption of our solutions. In Europe, we have actively worked with members of CENELEC to develop a standard for satellite signal distribution over a single cable. We intend to continue to participate in other standards-setting bodies that we believe will influence our target markets, including CableLabs, the International Telecommunication Union, the Institute of Electrical and Electronics Engineers, the RVU Alliance and Digital Living Network Alliance.

Our Products
We offer products that provide solutions for the delivery, connectivity and consumption of HD video, SD video and other multimedia content into and throughout the connected home. Our products include STB SoC, Home Networking, Broadband Access and DBS outdoor unit solutions, which all operate within a single business segment. The chart below lists, for certain representative products, a description of the product, its target markets and representative target devices or applications:

Product	Description	Target Markets
Set-Top Box SoC
EN757x
Integrated High Definition IP STB SoC with built-in QAM demodulation for Cable networks available in single and dual-core ARM® Cortex-A9-CPU with Neon SIMD extensions, and Advanced 3D Graphics Capabilities
		Cable Operator STBs	HD Cable STBs for two-way communication, Web based processing, OTT STBs, Android based STBs, Hybrid DVB + IP STBs
EN758x	Integrated High Definition IP STB SoC, available in single and dual-core ARM® Cortex-A9-based CPU with Neon SIMD extensions, and Advanced 3D Graphics Capabilities	Cable Operator STBs, Telco/IPTV STBs and OTT	HD IP Client STBs for two-way communication, Web based processing, OTT STBs, Android based STBs, Hybrid DVB + IP STBs
EN 753x	Integrated High Definition IP STB SoC with Advanced 3D Graphics Capabilities	Telco/IPTV STBs	HD IP Client STBs, OTT STBs, Android based STBs, Hybrid DVB + IP STBs
EN754x	Integrated High Definition SoC with built in DVB-S2 demodulation for Satellite Networks and Advanced 3D Graphics Capabilities	Satellite Operator STBs	HD Broadcast Zappers for Satellite, DVR capable STBs, Hybrid DVBS+IP STBs
EN755x	Integrated High Definition SoC with built in QAM demodulation for Cable Networks and Advanced 3D Graphics Capabilities	Cable Operator STBs	HD Broadcast Zappers for Cable, DVR capable STBs, Hybrid DVBC+IP STBs
EN71xy	Integrated High Definition SoC with built in QAM demodulation for Cable Networks	Multiple Service Operators	HD Digital Terminal Adapters for Cable, HD Broadcast Zappers, HD IP Client STBs
Home Networking
EN101x	Coaxial network interface radio frequency integrated circuit	Networked home entertainment devices	Multi-room DVR, STB, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal
EN 105x	Integrated coaxial network power amplifier, low-noise amplifier and radio frequency switch	Networked home entertainment devices	Multi-room DVR, STB, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal
EN12xx	Coaxial network interface radio frequency integrated circuit	Networked home entertainment devices	Multi-room DVR, STB, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal
EN2xxx	Coaxial network controller integrated circuit	Networked home entertainment devices	Multi-room DVR, STB, digital television, gaming console, home media server, residential gateway, personal computer and optical network terminal

Product	Description	Target Markets
Broadband Access
EN101x	Coaxial network interface radio frequency integrated circuit	Broadband access, internet protocol television, and voice over internet protocol	Optical network terminal, point-of-entry network controller, and access customer premises equipment for single family homes and multiple dwelling units
EN3xx1	Access network controller integrated circuit	Broadband access, internet protocol television and voice over internet protocol	Optical network terminal and point-of-entry network controller for single family homes and multiple dwelling units
EN3xx0	Access client integrated circuit	Broadband access, internet protocol television and voice over internet protocol	Access customer premises equipment for single family homes and multiple dwelling units
DBS Outdoor Unit
RF5000	Band translation switch-Dual 2-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units
RF510x	Band translation switch-Triple 2-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units
RF520x	Channel stacking switch-3-channel integrated circuit	U.S. digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units
RF521x	Channel stacking switch-3-channel integrated circuit	Global digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units
RF528x	Channel stacking switch-2-channel integrated circuit	Global digital broadcast satellite	Low-noise block converter and multi-switch digital broadcast satellite products for single family homes and multiple dwelling units
EN540x	Digital channel stacking switch (dCSS) 14-channel integrated circuit	U.S. digital broadcast satellite	Single wire networking between the satellite ODU and STBs for single family homes and multiple dwelling units
EN55xx	Digital channel stacking switch (dCSS) with up to 32-channel integrated circuit	U.S. and Global digital broadcast satellite	Single wire networking between the satellite ODU and STBs for single family homes and multiple dwelling units
Customers
Our IC products and supporting technology (software and design collateral) are purchased by major consumer electronic ODMs and OEMs around the world. Our ICs provide the core functionality of connected home entertainment equipment and solutions offered by these ODMs and OEMs. The ODMs and OEMs, in turn, supply numerous service providers globally to bring entertainment content to consumers around the world. Our IC products have been selected by leading equipment manufacturers such as Actiontec, Cisco, Motorola, Samsung Electronics Co., Ltd., Technicolor (formerly Thomson), GlobalSat, Humax Co., Ltd., Wistron and Zinwell Corporation for deployments by leading service providers such as DIRECTV, DISH Network, Comcast, Time Warner Cable, Cox and Verizon.
We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenues. For example, for the year ended December 31, 2014, Wistron, Actiontec Electronics, Inc., Cybertan Companies, MTI Laboratory, Inc. and Foxconn Electronics, Inc., or Foxconn, accounted for approximately 25%, 13%, 11%, 11% and 10% of our net revenues, respectively. For the year ended December 31, 2013, Wistron and Foxconn accounted for 18% and 16% of our net revenues, respectively. For the year ended December 31, 2012, Wistron and Motorola accounted for 21% and 13% of our net revenues, respectively. In addition, we depend on a limited number of service providers that purchase products from customers that incorporate our products.
For the year ended December 31, 2014, 93% of our net revenues were derived from Asia, 6% were derived from North America and 1% were derived from Europe. For the year ended December 31, 2013, 87% of our net revenues were derived from Asia, 12% were derived from North America and 1% were derived from Europe. For the year ended December 31, 2012, 88% of our net revenues were derived from Asia, 10% were derived from North America and 2% were derived from Europe. Many of our ODM and OEM customers in Asia incorporate our chipsets into products that they sell to U.S.-based service providers.

Additional information concerning the allocation of our net revenues and long-lived assets by geographic region can be found in note 11 to our consolidated financial statements included elsewhere in this report.
Research and Development
We believe our future success depends, in part, on our ability to introduce enhancements to our existing products and to develop new products for existing and emerging markets. We work closely with service providers and their ODM and OEM partners to understand their requirements and align our research and development efforts to meet their system requirements. We are also actively engaged in advancing industry initiatives, such as the MoCA home networking standard, through our research and development efforts. We have assembled a team of highly skilled design engineers with core competencies in complex audio, video and communications chipsets, radio frequency integrated circuits and application level and embedded software expertise. Our engineers are responsible for new product development efforts while continuing to enhance existing products and provide critical technical support to our customers.
As of December 31, 2014, we had 176 full-time employees engaged in research and development. For the years ended December 31, 2014, 2013 and 2012, the total amount that we spent on research and development activities was $117.2 million, $114.5 million and $98.4 million, respectively.
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
We currently outsource the manufacturing of our STB SoC, home networking and broadband access products, principally to Taiwan Semiconductor Manufacturing Company, or TSMC, and Globalfoundries, and the manufacturing of our DBS outdoor unit products primarily to TowerJazz, the name under which Tower Semiconductor Ltd. and its fully owned U.S. subsidiary Jazz Semiconductor operate. Our products are shipped from such third-party foundries to third-party assembly and testing facilities. Our products are assembled and tested by Amkor Technologies, Inc., or Amkor, Advanced Semiconductor Engineering Group, or ASE Group, United Test and Assembly Center, or UTAC, NXP Semiconductors, or NXP, and Giga Solution Tech. Co., Ltd., or Giga Solution. We have implemented a robust quality management system designed to assure high levels of product quality for our customers. We have completed and have been awarded ISO 9001:2000 certification. In addition, the independent foundries, assembly and test subcontractors identified above have been awarded ISO 9001:2000 certifications, among others.
Sales and Marketing
We sell our products worldwide through multiple channels, including our direct sales force and our network of domestic and international sales representatives and distributors. We have strategically located our direct sales personnel in the United States, Europe, China, Taiwan and Korea, where each salesperson generally targets a specific end-user market. Our sales directors focus their efforts on leading ODMs and OEMs. We also have field application engineers who provide technical support and assistance to existing and potential customers in designing, testing, qualifying and certifying systems that incorporate our products.
Our sales and marketing strategy is to achieve design wins with leading ODMs and OEMs and mass deployment of our solutions with service providers worldwide. This requires us to work extensively and collaboratively with our ODM and OEM customers as well as the service providers who purchase products from them. As a result, we believe that our established relationships accelerate the time to market for our products and will lead to greater proliferation of our products.

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
In the market for home networking solutions, we compete against other semiconductor manufacturers that offer functionality based on the MoCA standard. For example, for several years we have been competing with MoCA solutions offered by Broadcom Corporation, or Broadcom, and we expect to continue to compete with Broadcom and other semiconductor manufacturers in the manufacture and sale of MoCA-compliant chipsets in the future. We also compete against companies that offer products based on non-MoCA home networking solutions, such as Ethernet, HomePNA, Home Plug AV and Wi-Fi, and potentially G.hn when products incorporating the standard for that technology are introduced to the market.
In the DBS market, our band translation switch and channel stacking switch products face competition from discrete solution providers including Broadcom, ST Microelectronics N.V., or STMicro, MaxLinear and other semiconductor manufacturers who offer products with similar functionality.

In the broadband access market, our broadband access products compete with other, more well-established high-speed wide area networking technologies such as DOCSIS, versions of Digital Subscriber Line, or xDSL, Ethernet, xPON, and 3rd Generation Partnership Project Long Term Evolution and Worldwide Interoperability for Microwave Access, or WiMAX.
In the market for STB SoCs we compete primarily against Broadcom and STMicro. Broadcom offers a full range of products with new technology, comprehensive customer support and aggressive pricing on high capability devices. STMicro still has a large presence and is typically found competing against us in lower cost programs. However, newer Asian entrants such as HiSilicon and MediaTek are aggressively pricing lower cost products along with STMicro. MediaTek and STMicro are also attempting to establish themselves in higher value markets such as North America. Given significant hurdles to market entry in North America, Broadcom and, to a lesser extent, STMicro, continue to be our primary competitors in these markets.
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
Intellectual Property
Our success and future revenue growth depend, in part, on our ability to develop and protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. However, these measures may not provide meaningful protection for our intellectual property. We review our technological developments to identify features that provide us with a technological or commercial advantage and we file patent applications when we deem it to be appropriate to protect these features in the United States and internationally in select countries. In addition to developing technology internally, some of which is patentable, we continually evaluate the acquisition and licensing of intellectual property from third-parties that complements our business. As of December 31, 2014, we had over 1,500 issued and pending patents in the United States and foreign countries. The term of an issued patent in the United States is at least 20 years from its filing date, unless subject to a terminal disclaimer. The U.S. Patent and Trademark Office provides term extensions for those applications that have been pending for more than three years and for which the duration of the pendency is not the fault of the applicant. Accordingly, many of our patents may receive a longer term due to the benefit of such patent term extensions. Taking such patent terms and any terminal disclaimers into account, the remaining terms of our issued U.S. patents range from 14 to 17 years and the remaining terms for counter-part patents in most foreign jurisdictions are similar, provided we pay the applicable maintenance fees throughout the terms of our issued U.S. and granted foreign patents.
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
Employees
As of December 31, 2014, we employed a total of 316 people on a full-time basis, including 176 in research and development, 105 in sales, marketing and general and administrative, and 35 in operations. We also engage temporary employees and consultants. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are subject to a collective bargaining agreement. We have never experienced a work stoppage and we consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth information regarding our executive officers as of January 31, 2015.

Name	Age	Position
Theodore Tewksbury, Ph.D.	58
President and chief executive officer since November 2014 and member of our board of directors since September 2010. Dr. Tewksbury served as the president and chief executive officer of Integrated Device Technology Inc., or IDT, a publicly traded, mixed signal semiconductor solutions company, from 2008 to 2013. After leaving IDT, Dr. Tewksbury served an independent consultant to technology companies in 2013 and 2014 until he joined Entropic as President and CEO. Prior to IDT, Dr. Tewksbury was the president and chief operating officer of AMI Semiconductor, a mixed signal semiconductor company, from 2006 to 2008. Prior to that, Dr. Tewksbury served as managing director at Maxim Integrated Products, Inc., a designer, manufacturer and seller of high-performance semiconductor products, from 2000 to 2006.

David Lyle	50
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

Charles Lesko	56
Senior vice president of worldwide sales since July 2012.  Prior to joining Entropic, from November 2010 until July 2012, Mr. Lesko served as senior vice president of the Automotive Products Business Group at CSR, plc., a semiconductor company and a leader in connectivity, applications processing, video and imaging technology. From August 2008 until November 2010, Mr. Lesko was senior vice president, worldwide sales at CSR, plc. From March 2008 until August 2008, he served as vice president of worldwide sales at MaxLinear, Inc., a semiconductor company.  From April 2003 to March 2008, Mr. Lesko served as senior vice president of sales and marketing at AMI Semiconductor.  Prior to this, Mr. Lesko held management sales positions with various semiconductor companies, including Broadcom Corporation, Axcelis Technologies and Teradyne Inc.

Name	Age	Position
F. Matthew Rhodes	57
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

Lance Bridges	53
Senior vice president and general counsel since February 2012. Mr. Bridges joined Entropic in May 2007 as vice president of corporate development, general counsel and secretary. Prior to joining Entropic, Mr. Bridges was a partner at Cooley LLP, where he practiced law since 1991.

Shannon Catalano	39
Vice President and Principal Accounting Officer since June 2014. Prior to joining Entropic, from January to October 2007 and from March 2008 through May 2014, Ms. Catalano served in various finance and accounting roles, most recently as Vice President and Corporate Controller at Accelrys, Inc., a leading provider of scientific business innovation lifecycle management software. From November 2007 to March 2008, Ms. Catalano served as Assistant Controller at Peregrine Semiconductor Corp., an RF and mixed-signal communications semiconductor company. Prior to these roles, Ms. Catalano was an independent certified public accountant, most recently with PriceWaterhouseCoopers LLP from February 2004 to December 2006.

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

Risks Related to Our Potential Merger with MaxLinear
Failure to complete, or delays in completing, the potential merger with MaxLinear announced on February 3, 2015 could materially and adversely affect our results of operations and our stock price.
On February 3, 2015, we entered into an agreement with MaxLinear pursuant to which, if all of the conditions to closing are satisfied or waived, we will merge with a subsidiary of MaxLinear and become a wholly-owned subsidiary of MaxLinear. Consummation of the Merger is subject to certain closing conditions. We cannot assure you that we will be able to successfully consummate the proposed merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the proposed merger to be consummated include, but are not limited to, the following:

•
We would not realize any or all of the potential benefits of the Merger, including any synergies that could result from combining our financial and proprietary resources with those of MaxLinear, which could have a negative effect on our stock price;

•	Under some circumstances, we may be required to pay a termination fee to MaxLinear of $11.65 million or to reimburse MaxLinear for its out-of-pocket expenses up to a cap of $2.5 million;

•	We will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;

•	The trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the acquisition will be completed;

•	The attention of our management may have been diverted to the acquisition rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;

•
The potential loss of key personnel during the pendency of the acquisition as employees and other service providers may experience uncertainty about their future roles with us following completion of the acquisition; and

•
Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations and our stock price.
Uncertainty about the Merger may adversely affect relationships with our customers, suppliers and employees, whether or not the Merger is completed.
In response to the announcement of the Merger, our existing or prospective customers or suppliers may:

•	delay, defer or cease purchasing products or services from, or providing products or services to, us or the combined company;

•	delay or defer other decisions concerning us or the combined company; or

•	otherwise seek to change the terms on which they do business with us or the combined company.
Any such delays or changes to terms could materially harm our business or, if the Merger is completed, the business of the combined company.
In addition, as a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with MaxLinear following the completion of the Merger.
Losses of customers, employees or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the approvals of our stockholders and/or MaxLinear’s stockholders.
If the Merger is consummated, the combined company may not perform as we or the market expects, which could have an adverse effect on the price of MaxLinear stock, which our current stockholders will own following the completion of the Merger.
Even if the Merger is consummated, the combined company may not perform as we or the market expect. Risks associated with the combined company following the Merger include:

•	If the Merger does not qualify as a tax-free reorganization under Section 368(a) of the Code, our stockholders may be required to pay substantial U.S. federal income taxes;

•
Integrating two businesses is a difficult, expensive, and time-consuming process, and the failure to integrate successfully the businesses of Entropic and MaxLinear in the expected time frame would adversely affect MaxLinear’s future results following completion of the Merger;

•	The Merger will significantly increase the size of MaxLinear’s operations, and if MaxLinear is not able to effectively manage its expanded operations, its stock price may be adversely affected;

•
It is possible that key employees might decide not to remain with MaxLinear after the Merger is completed, and the loss of key personnel could have a material adverse effect on the resulting entity’s financial condition, results of operations and growth prospects;

•
The success of the combined company will also depend upon relationships with third parties and pre-existing customers of Entropic and MaxLinear, which relationships may be affected by customer preferences or public attitudes about the Merger. Any adverse changes in these relationships could adversely affect the combined company’s business, financial condition and results of operations;

•	The stock price of MaxLinear Class A Common Stock after the Merger may be affected by factors different from those currently affecting the shares of Entropic; and

•
If governmental agencies or regulatory bodies impose requirements, limitations, costs, divestitures or restrictions on the consummation of the proposed Merger, the combined company’s ability to realize the anticipated benefits of the Merger may be impaired.

If any of these events were to occur, the value of the MaxLinear Class A Common Stock received by our stockholders in the Merger would be adversely affected.
The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect a business combination with us.
Unless and until the Merger Agreement is terminated in accordance with it terms, subject to certain specified exceptions, we are not permitted to solicit, initiate, induce or knowingly encourage or knowingly facilitate any alternative transaction proposals from third parties or to engage in discussions or negotiations with third parties regarding any alternative transaction proposals. Such restrictions could discourage or deter a third party that may be willing to pay more than MaxLinear for the outstanding capital stock of Entropic from considering or proposing such an acquisition of Entropic.

Because the number of shares of MaxLinear’s Class A Common Stock issuable in the Merger in respect of one share of our common stock is fixed and will not be adjusted in the event of changes in the price of either MaxLinear’s Class A Common Stock or our common stock, the market value of the shares of MaxLinear’s Class A Common Stock to be received by our stockholders in connection with the Merger is subject to change prior to the completion of the Merger.
The number of shares of MaxLinear’s Class A Common Stock issuable in the Merger in respect of one share of our common stock is fixed such that each share of our common stock will be converted into the right to receive 0.2200 of a share of MaxLinear’s Class A Common Stock as well as $1.20 per share in cash in connection with the Merger. No adjustments to this mix of merger consideration will be made based on changes in the price of either MaxLinear’s Class A Common Stock or our common stock or changes in the business or future prospects of MaxLinear or us prior to the completion of the Merger. Changes in stock price, business or future prospects may result from a variety of factors, including, among others, general market and economic conditions, changes in MaxLinear’s or our operations and financial projections, market assessment of the likelihood that the Merger will be completed as anticipated or at all and regulatory considerations. Many of these factors are beyond MaxLinear’s or our control.
As a result of any such changes in stock price, the market value of the shares of MaxLinear’s Class A Common Stock that our stockholders will receive at the time that the Merger is completed could vary significantly from the value of such shares immediately prior to the public announcement of the Merger.
Lawsuits have been filed challenging the Merger. Any adverse judgment in such lawsuits may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
As described below (see Part I, Item 3, Legal Matters of this Annual Report), Entropic, the members of our board of directors, and MaxLinear are named as defendants in purported stockholder class action lawsuits brought by several individual Entropic stockholders as plaintiffs, challenging the Merger, and seeking, among other things, to enjoin Entropic and the other parties to the Merger Agreement from consummating the Merger on the agreed-upon terms. One of the conditions to the completion of the Merger is that no temporary restraining order, preliminary or permanent injunction or other order prohibiting, preventing or otherwise restraining the completion of the Merger shall have been issued by any court of competent jurisdiction and be in effect. Consequently, if any of the plaintiffs is successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, the injunction may prevent the completion of the Merger in the expected timeframe, or at all.
We have obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. Such obligations may apply to the lawsuits. Our management believes that the allegations in the lawsuits are without merit and intends to vigorously contest the lawsuits. However, there can be no assurance that we and the other defendants in these lawsuits will be successful in our defenses. An unfavorable outcome in any of the lawsuits could prevent or delay the consummation of the merger, result in substantial costs to Entropic or both.
The ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or the combined company or could cause either party to abandon the Merger.
Completion of the Merger is conditioned upon, among other things, the receipt of certain regulatory and antitrust approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In deciding whether to grant regulatory or antitrust approvals, the relevant governmental entities will consider the effect of the Merger on competition within their relevant jurisdictions. The relevant governmental entities may condition their approval of the Merger on MaxLinear’s or our agreement to various requirements, limitations or costs, or require divestitures or place restrictions on the conduct of MaxLinear’s business following the Merger. If we and MaxLinear agree to these requirements, limitations, costs, divestitures or restrictions, the ability to realize the anticipated benefits of the Merger may be impaired. We cannot provide any assurance that we or MaxLinear will obtain the necessary approvals or that any of the requirements, limitations, costs, divestitures or restrictions to which we might agree will not have a material adverse effect on MaxLinear following the Merger. In addition, these requirements, limitations, costs, divestitures or restrictions may result in the delay or abandonment of the Merger.

Risks Related to Our Business
Our restructuring activities may result in operational disruptions, management distractions and other problems which could adversely affect our business, operating results, or financial condition. There can be no assurance that the anticipated benefits of our restructuring activities will be achieved.
In June 2014, we announced a restructuring of our business and related reduction in employee headcount and closure of several offices in order to streamline our business, increase operating efficiencies and reduce operating expenses. On November 10, 2014, we announced another business restructuring to reduce operating expenses and cease development of new STB SoC products. We cannot guarantee that we will be successful in implementing our restructuring initiatives, or that such efforts will not interfere with our ability to achieve our business objectives. For example, our restructuring activities could disrupt our ongoing engineering initiatives, which could adversely affect our ability to introduce new products and to deliver products both on a timely basis and in accordance with customer requirements, the effect of which could delay revenues or result in lost business opportunities. To the extent that we are unable to effectively reallocate employee responsibilities, the reductions in our workforce associated with our restructuring activities may impact our ability to accurately forecast future financial results or deliver on our financial projections. Moreover, reductions in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business which may cause them to delay or curtail doing business with us, may increase the likelihood of key employees leaving the company or make it more difficult to recruit new employees, and may have an adverse impact on our business. Employees whose positions were eliminated in connection with these restructuring activities may seek employment with our competitors, customers or suppliers. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business, and the potential disruptions caused by our restructuring activities may make it more difficult to identify and consummate a strategic transaction or may reduce the value our shareholders could receive in such a transaction.
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
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. There is significant competition for qualified personnel in the markets in which we compete and in the geographical locations in which we operate. Our inability to return to profitability or grow our revenues, or any adverse perception of our company, our products or our financial position, may negatively affect our perceived reputation and make it more difficult or expensive to attract and retain highly skilled personnel. In addition, our efforts to restructure our business, including reductions in our workforce, may add to uncertainty regarding our future business which may make it difficult to attract and retain employees. The potential Merger with MaxLinear and recent changes in our executive management team also add to uncertainty and may make it more difficult to attract or retain employees. We do not have employment agreements with most of our executive or key employees and the unexpected loss of any key employees, including our president and chief executive officer, other members of our senior management or our senior engineering personnel, or an inability to attract additional qualified personnel, including engineers and sales and marketing personnel, could delay the development, introduction and sale of our solutions and our ability to execute our business strategy may suffer. In addition, in the event that there is a loss of any of our key personnel, there is a potential for loss of important knowledge that may delay or negatively impact development or sale of our solutions and our ability to execute on our business strategy. We do not currently have any key person life insurance covering any executive officer or employee.
We have had net operating losses for most of the time we have been in existence, had an accumulated deficit of $329.9 million as of December 31, 2014 and we are unable to predict if or when we will return to profitability on a sustained basis.
We were incorporated in 2001, did not commence shipping production quantities of our home connectivity, or Connectivity, solutions until December 2004 and while we were profitable on an annual basis from 2010 through 2012, we incurred a net loss in 2013 and 2014. Consequently, any predictions about future performance of our operations going forward may not be as accurate as they could be if we had a longer history of successfully commercializing our Connectivity solutions and the more recently acquired STB SoC solutions, and of profitable operations. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.
For the years ended December 31, 2014 and 2013 we generated a net loss of $98.1 million and $66.2 million, respectively, while during the year ended 2012 we generated net income of $4.5 million. While we have some recent history of profitability, we have incurred substantial net losses since our inception. As of December 31, 2014, we had an accumulated deficit of $329.9 million and we may incur additional operating losses in the future.
Our ability to return to profitability on an annual basis depends on the extent to which we can increase revenue and control our costs in order to, among other things, counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures, or unforeseen difficulties or costs associated with the integration of acquired assets or businesses. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, we are unable to predict the extent of our future losses. If we are unable to achieve adequate growth or adequately control our expenses, we may not return to profitability on an annual basis.
We face intense competition and expect competition to increase in the future, with many of our competitors being larger, more established and better capitalized than we are.
The markets for our STB SoC and Connectivity solutions are extremely competitive and have been characterized by rapid technological change, evolving industry standards, rapid changes in customer requirements, short product life cycles and frequent introduction of next generation and new solutions, as well as competing technologies. This competition could make it more difficult for us to sell our solutions and result in increased pricing pressure, reduced gross profit as a percentage of revenues or gross margins, increased sales and marketing expenses and failure to increase, or the loss of, market share or expected market share. Semiconductor solutions in particular have a history of declining prices driven by customer insistence on lower prices as the cost of production is reduced and as demand falls when competitive products or newer, more advanced, products are introduced. If market prices decrease faster than product costs, our gross margins and operating margins would be adversely affected.

Moreover, we expect increased competition from other established and emerging companies both domestically and internationally. In particular, we currently face, or in the future expect to face, competition from companies such as Broadcom Corporation, or Broadcom, STMicroelectronics N.V., or STMicro, Sigma Designs, Inc., MStar Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., Qualcomm Incorporated, or Qualcomm, Lantiq Deutschland GmbH and Vixs Systems, Inc., in the sale of MoCA compliant chipsets and technology, and from companies such as Broadcom, NXP Semiconductors N.V., MaxLinear and STMicro, in the sale of direct broadcast satellite outdoor unit, or DBS ODU, products and from companies such as Broadcom, STMicro, MediaTek Inc., MStar Semiconductor, Inc., Sigma Designs, Inc., Marvell, AMlogic, Abilis, Intel, Qualcomm, HiSilicon Technologies and Vixs in the sale of STB SoCs and other STB solutions. Consolidation by industry participants could result in competitors with further increased market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which would allow them to compete more effectively against us. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, competitors or alliances that include our competitors may emerge and could acquire significant market share. Further, our current and potential competitors may also enter into licensing arrangements with third parties with respect to MoCA chipsets or other technology on licensing terms that are more favorable than the licensing terms that we would be able to offer through the direct licensing of our MoCA chipsets and other technology to such third parties. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. In addition, our competitors could develop solutions or technologies that cause our solutions and technologies to become non-competitive or obsolete, or cause us to substantially reduce our prices.
In addition to direct competitors, we also face competition from a number of established companies that offer products based on competing technologies. For example, our Connectivity products compete with home networking and access products based on other technologies, such as DOCSIS, versions of DSL, Ethernet, HomePNA, HomePlug AV, Broadband over Power Line, High Performance Network Over Coax, Wi-Fi and LTE solutions. Although some of these competing technologies were not originally designed to operate over coaxial cables, our competitors have modified certain technologies, including HomePNA, HomePlug AV, Broadband over Power Line and Wi-Fi, to work on the same in-home coaxial cables that our Connectivity solutions use. We also expect to face competition from companies that offer products based on G.hn technology in the future. Many of our competitors and potential competitors are substantially larger and have longer operating histories, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Given their capital resources, many of these larger organizations are in a better position to withstand any significant reduction in customer purchases or market downturns. Many of our competitors also have broader product lines and market focus, allowing them to bundle their products and services and effectively use other products to subsidize lower prices for those products that compete with ours, or to provide integrated product solutions that offer cost advantages to their customers. In addition, many of our competitors have been in operation much longer than we have and therefore have better name recognition and more long-standing and established relationships with service providers, original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs.
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
We derive a substantial portion of our revenues from a limited number of customers. For example, during the year ended December 31, 2014, Wistron NeWeb Corporation, or Wistron, Actiontec Electronics, Inc., Cybertan Companies, MTI Laboratory, Inc. and Foxconn Electronics, Inc., or Foxconn, accounted for approximately 25%, 13%, 11%, 11% and 10% of our net revenues, respectively; for the year ended December 31, 2013, Wistron and Foxconn accounted for approximately 18% and 16% of our net revenues, respectively; and for the year ended December 31, 2012, Wistron and Motorola Mobility Inc., or Motorola, accounted for 21% and 13% of our net revenues, respectively. Our inability to generate anticipated revenues from our key existing or targeted customers, or a significant shortfall in sales to certain of these customers would significantly reduce our revenues and adversely affect our operating results. Our operating results in the foreseeable future will continue to depend on our ability to sell our solutions to our existing and prospective large customers.
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
Our results could be adversely affected if our customers or the service providers who purchase their products are unable to successfully compete in their respective markets. Our results could also be adversely affected due to industry consolidation involving our customers or service providers who buy products from our customers.
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
Because we are dependent on a limited number of customers and service providers for the sale of our products, industry consolidation involving our customers and the service providers who buy products from our customers could materially affect our business. For example, AT&T has announced its intention to acquire our largest service-provider end-user customer, DIRECTV. AT&T does not deploy MoCA home networking technology to its video subscribers. If the contemplated Merger is completed, AT&T could require DIRECTV to move away from the use of MoCA, or specifically our MoCA solutions, for home networking. Even if that does not happen, we could see a slowdown in the sale of our products to DIRECTV while the operations of DIRECTV and AT&T are being integrated. As another example, Comcast has announced its intention to acquire Time-Warner Cable. Both Comcast and Time Warner Cable are service-provider end-user customers of ours. However, if this Merger is completed, it is difficult to predict the net impact of such Merger on our sales to the combined entity in the short-term and the long-term.

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
Many of these same market dynamics apply to STB SoCs which we acquired when we purchased the STB business from Trident Microsystems, Inc. and certain of its subsidiaries, collectively Trident, in 2012. The success of our STB solutions will depend on the adoption and deployment by service providers of the technologies and features offered by our STB SoC products. As with our Connectivity solutions, it is difficult to predict the levels of demand and market acceptance of our STB solutions, and therefore, it may be difficult to predict the timing and amount of future revenues from our STB SoC products.

Even if service providers, ODMs and OEMs adopt multimedia content delivery solutions based on the MoCA standard, we may not compete successfully in the market for MoCA-compliant chipsets.
As a member of MoCA, we are required to license any of our patent claims that are essential to implement the MoCA specifications to other MoCA members on reasonable and non-discriminatory terms. As a result, we are required to license some of our important intellectual property to other MoCA members, including other semiconductor manufacturers that may compete with us in the sale of MoCA-compliant chipsets. Furthermore, there may be disagreements among MoCA members as to specifically which of our patent claims we are required to license to them. If we are unable to differentiate our MoCA-compliant chipsets from other MoCA-compliant chipsets by offering superior pricing and features outside MoCA specifications, we may not be able to compete effectively in the market for such chipsets. Moreover, although we are currently and actively involved in the ongoing development of the MoCA standard, we cannot guarantee that future MoCA specifications will incorporate technologies or product features we are developing or that our solutions will be compatible with future MoCA specifications. As additional members, including our competitors, continue to join MoCA, they and existing members may exert greater influence on MoCA and the development of the MoCA standard in a manner that is adverse to our interests. If our Connectivity solutions fail to comply with future MoCA specifications, the demand for these solutions could be severely reduced. Even if our MoCA products offer advanced features and compatibility with evolving MoCA standards, our competitors may offer solutions that integrate their MoCA with other desired functionality, or they may otherwise offer a more a more compelling value proposition to customers than we are able to offer with our limited range of MoCA products.
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
The semiconductor and communications industries are highly cyclical and subject to rapid change and evolving industry standards and, from time to time, have experienced significant downturns in customer demand. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices; factors which have caused, and could continue to cause, substantial fluctuations in our net revenue and in our operating results. Any downturns in the semiconductor and communications industries may be severe and prolonged, and any failure of these industries to fully recover from downturns could harm our business. For example, because a significant portion of our expense is fixed in the near term or is incurred in advance of anticipated sales, during these downturns we may not be able to decrease our expenses rapidly enough to offset unanticipated shortfalls in revenues, which would adversely affect our operating results. Even as the industry recovers from a downturn, some OEMs and ODMs may continue to slow down their research and development activities, cancel or delay new product development, reduce their inventories and/or take a cautious approach to acquiring products, which may negatively impact our business.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside of our control. For example, while we were profitable in 2010 through 2012, we incurred a net loss in 2013 and 2014. These fluctuations in our operating results may cause our stock price to fluctuate as well. The primary factors that are likely to affect our quarterly and annual operating results include:

•	the timing of, and our ability to close, the potential Merger with MaxLinear;

•	the success of our recently announced business restructuring;

•	changes in demand for our solutions or products offered by service providers and our customers;

•	the timing and amount of orders, especially from significant service providers and customers;

•	the seasonal nature of the sales of products that incorporate our solutions by certain service providers which may affect the timing of orders for our solutions;

•	the level and timing of capital spending of service providers, both in the United States and in international markets;

•	competitive market conditions, including pricing actions by us or our competitors;

•	adverse perception of our company, our solutions and our products or their features by service providers or our customers, or in the market generally;

•	any delay in the development, certification or adoption associated with new MoCA standards by the alliance, OEMs or service providers;

•	any cut backs or delayed deployments of products that include our solutions by service providers;

•	our unpredictable and lengthy sales cycles;

•	the mix of solutions and solution configurations sold;

•	our ability to successfully define, design and release new solutions on a timely basis that meet customers’ or service providers’ needs;

•	costs related to acquisitions of complementary products, technologies or businesses;

•	new solution introductions and enhancements, or the market anticipation of new solutions and enhancements, by us or our competitors;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables and the effect of our use of inventory “hubbing” arrangements;

•	unexpected changes in our operating expenses;

•	general economic conditions and political conditions in the countries where we operate or our solutions are sold or used;

•	our ability to attain and maintain production volumes and quality levels for our solutions, including adequate allocation of wafer, assembly and test capacity for our solutions by our subcontractors;

•	our customers’ ability to obtain other components needed to manufacture their products;

•	the cost and availability of components and raw materials used in our solutions, including, without limitation, the price of gold and copper;

•	changes in manufacturing costs, including wafer, test and assembly costs, manufacturing yields and solution quality and reliability;

•	productivity of our sales and marketing force;

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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, credit markets and prices of marketable equity and fixed-income securities. The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio is affected by the credit condition of the U.S. financial sector. A deterioration in credit conditions or the U.S. financial sector could adversely affect the value, realized or unrealized, of our investments and cause us to record significant impairment losses.

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
Our broadband access solutions are designed to meet broadband access requirements in areas characterized by fiber optic network deployments that terminate within one kilometer of customer premises. We believe the primary geographic markets for our broadband access solutions are currently in China and in parts of Europe where there are many multi-dwelling units and fiber optic networks that extend to or near a customer premises. For the foreseeable future, we do not expect to generate significant revenues from sales of our broadband access solutions in North America, which is generally characterized by low-density housing, or in developing nations that do not generally have extensive fiber optic networks. To the extent our efforts to sell our broadband access solutions into currently targeted markets are unsuccessful, the demand for these solutions may not develop as anticipated or may decline, either of which could adversely affect our future revenues. Moreover, these markets have a large number of service providers and varying regulatory standards, both of which may delay any widespread adoption of our solutions and increase the time during which competing technologies could be introduced and displace our solutions.
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
If we decide to expand our business to pursue market opportunities for our products or technologies, we would need to grow the overall size of our operations. To effectively manage our growth, we would need to continue to expand our operational, financial and management controls, reporting systems and procedures. We intend to continue to pursue new market opportunities and new markets for our products and also to develop new solution offerings and pursue new customers. If we fail to adequately manage our growth the quality of our products and the management of our operations could suffer, which could adversely affect our operating results. Our success in managing our growth will be dependent upon our ability to:

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
Our inability to address effectively any of these factors, alone or in combination with others, could harm our ability to execute our business strategy. In addition, in 2013 we transitioned to a new enterprise resource planning, or ERP, system and we are continuing to expand the capabilities of that system. If that ERP system is deficient or inadequate in any material respect, it could impede our ability to manufacture products, order materials, generate management reports, invoice customers, and comply with laws and regulations. Any of these types of disruptions could have a material adverse effect on our net sales and profitability.
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
We may continue to pursue acquisitions, strategic relationships, joint ventures, collaborations, technology licenses and investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into adjacent markets, or broaden our technology and intellectual property.
Such transactions, including our 2012 acquisition of the STB business from Trident and our 2013 acquisition of assets from Mobius Semiconductor, Inc., or Mobius, are often complex, time consuming and expensive. We will need to overcome challenges, some of which may be significant, in order to realize the benefits or synergies from the acquisitions we have completed to date and any acquisitions we may complete from time to time in the future. Such acquisitions present numerous challenges and risks including:

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
Our solutions and products sold by other companies in our industry have historically experienced a decrease in average selling prices over time. We anticipate that the average selling prices of our solutions will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions from our competitors. For example, we expect that other chipset manufacturers who are members of MoCA will produce competing chipsets and create pricing pressure for such solutions. Broadcom's and others' announcements about the availability of competing discrete MoCA chipsets and integrated MoCA SoCs in certain applications will put further pressure on pricing. Our future operating results may be harmed due to the decrease of our average selling prices. To maintain our current gross margins or increase our gross margins in the future, we must develop and introduce on a timely basis new solutions and solution enhancements, continually reduce our solution costs and manage solution transitions in a timely and cost-effective manner. Our failure to do so would likely cause our revenues and gross margins to decline, which could have a material adverse effect on our operating results and cause the value of our common stock to decline.
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
Our solution development efforts require substantial research and development expense. Our research and development expense was $117.2 million and $114.5 million for the years ended December 31, 2014 and 2013, respectively. There can be no assurance that we will achieve an acceptable return on our research and development efforts.

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
A portion of our revenue is realized through independent resellers and distributors that are not under our control. For the year ended December 31, 2014, 2% of our net revenues were through these entities. For the year ended December 31, 2013, 3% of our net revenues were through these entities. These independent sales organizations generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or terminate their representation of us. Our revenues could be adversely affected if our relationships with resellers or distributors were to deteriorate or if the financial condition of one or more significant resellers or distributors were to decline. In addition, as our business grows, there may be an increased reliance on indirect channels of distribution. There can be no assurance that we will be successful in maintaining or expanding these indirect channels of distribution. This uncertainty could result in the loss of certain sales opportunities. Furthermore, our reliance on indirect channels of distribution may reduce visibility with respect to future business opportunities, thereby making it more difficult to accurately forecast orders. Further, we use the “sell-through” accounting policy model which recognizes revenue only upon shipment of the merchandise from our distributor to the final customer. Because we use the “sell-through” methodology, we may have variability in our revenue from quarter to quarter.
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
We do not own or operate a manufacturing, assembly or test facility for our solutions. Rather, we outsource the manufacture, assembly and testing of our solutions to third-party subcontractors including Taiwan Semiconductor Manufacturing Company, Ltd., Jazz Semiconductor, Inc. (a wholly owned subsidiary of Tower Semiconductor, Inc.), Amkor Technologies, Inc., Advance Semiconductor Engineering Group, United Test and Assembly Center (or UTAC Group) and Giga Solution Tech. Co., Ltd. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality solutions on time. Our reliance on sole or limited suppliers involves several risks, including susceptibility to increased manufacturing costs if competition for foundry capacity intensifies and reduced control over the following:

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
Manufacturing defects may not be detected by the testing process performed by our subcontractors. If one of our assembly or foundries were to experience a major quality or reliability issue in their manufacturing processes it could cause epidemic failures, recalls, increased costs of qualifying new suppliers, customer damages and financial liabilities. If defects are discovered after we have shipped our solutions, we may be exposed to warranty and consequential damages claims from our customers. Such claims may have an adverse impact on our revenues and operating results. Furthermore, if we are unable to deliver quality solutions, our reputation would be harmed, which could result in the loss of future orders and business with our customers.
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
Governmental regulation could place constraints on our customers and service providers’ services and, consequently, reduce our customers’ demand for our solutions. For example, the Federal Communications Commission has broad jurisdiction over products that emit radio frequency signals in the United States. Similar governmental agencies regulate these products in other countries. Moreover, laws and regulations regarding local cable franchising, satellite broadcasting rights or government regulations related to net neutrality could have an adverse effect on service providers’ ability to compete in the HD video and multimedia content delivery market. Although most of our solutions are not directly subject to current regulations of the Federal Communications Commission or any other federal or state communications regulatory agency, much of the equipment into which these solutions are incorporated is subject to direct governmental regulation. Accordingly, the effects of regulation on our customers or the industries in which they operate may, in turn, impede sales of our solutions. For example, demand for these solutions will decrease if equipment into which they are incorporated fails to comply with the specifications of the Federal Communications Commission.
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
During 2013, we assessed that it was more-likely-than-not that we will not realize our federal deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal deferred tax assets during the second quarter of 2013.

Our ability to utilize our net operating loss and tax credit carryforwards may be limited, which could result in our payment of income taxes earlier than if we were able to fully utilize our net operating loss and tax credit carryforwards.
As of December 31, 2014, we had federal and state net operating loss carryforwards of $67.4 million and $28.3 million, respectively, and federal and state research and development tax credit carryforwards of $21.0 million and $22.3 million, respectively. The tax benefits related to utilization of net operating loss and tax credit carryforwards may be limited due to ownership changes or as a result of other events. For example, Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone a significant change in its ownership. While prior changes in our ownership of acquired entities have resulted in annual limitations on the amount of our net operating loss and tax credit carryforwards that may be utilized in the future, we do not anticipate that such annual limitations will preclude the utilization of substantially all the net operating loss and tax credit carryforwards described above in the event we remain profitable. However, to the extent our use of net operating loss and tax credit carryforwards is further limited by future offerings or transactions or by our implementation of an international tax structure or other future events, our income would be subject to cash payments of income tax earlier than it would be if we were able to fully utilize our net operating loss and tax credit carryforwards without such further limitation.
We may not be able to obtain the financing necessary to operate and grow our business.
We may require substantial funds to continue our research and development programs and to fulfill our planned operating goals. We anticipate that existing cash, cash equivalents, marketable securities, investments and working capital at December 31, 2014 should enable us to maintain current and planned operations for at least the next 12 months. Our future capital requirements, however, may vary from what we currently expect. There are a number of factors that may affect our planned future capital requirements and accelerate our need for additional working capital, many of which are outside our control. We may seek additional funding through public or private financings of debt or equity although additional funding may not be available to us on acceptable terms, if at all. If we were to raise additional capital through further sales of our equity securities, our stockholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, prohibit us from repurchasing our stock or making investments or force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition.
Risks Related to Our Intellectual Property
Our ability to compete and our business could be jeopardized if we are unable to secure or protect our intellectual property.
We rely on a combination of patent, copyright, trademark and trade secret laws, maskworks, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Our issued patents and those that may issue in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products.
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
We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, computer viruses, cyber attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business. Our security procedures, such as virus protection software and our business continuity planning, such as our disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of such events, which could adversely impact our operations. In addition, our business could be adversely affected to the extent we do not make the appropriate level of investment in our technology systems as our technology systems become out-of-date or obsolete and are not able to deliver the type of data integrity and reporting we need to run our business. Furthermore, when we implement new systems and/or upgrade existing systems, we could be faced with temporary or prolonged disruptions that could adversely affect our business.
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
We have derived, and expect to continue to derive, a significant portion of our revenues from international markets. Many of our customers in Asia incorporate our chipsets into their products that are then sold to U.S.-based service providers. Net revenues outside of the United States comprised 97% of our total revenues for the years ended December 31, 2014 and 2013. In addition, most of our products are manufactured overseas and a significant portion of our labor force is outside the United States. Our international presence has significantly increased in recent years as a result of our acquisition of the STB business from Trident in 2012 and as a result our exposure to the risks of international business activities increased. Certain of these risks, include:

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
We expect to continue to expand our business and operations in China. Our success in the Chinese markets may be adversely affected by China's continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, cross-border capital flows, environmental regulations, indigenous innovation, and intellectual property rights and enforcement of those rights. In addition, enforcement of existing laws or agreements in China may be inconsistent. Changes in the political environment, governmental policies or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties or currency revaluations, which could also have an adverse effect on our business plans and operating results. Further, the evolving labor market and increasing labor unrest in China may have a negative impact on our customers that would result in a negative impact on our business and results of operations.

Risks Related to Ownership of Our Common Stock
Our stock price is volatile and may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchased such shares.
The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	the timing of, and our ability to close, the potential Merger with MaxLinear;

•	price and volume fluctuations in the overall stock market;

•	market conditions or trends in our industry or the economy as a whole;

•	changes in factors that influence the timing or likelihood of completing the proposed Merger with MaxLinear;

•	changes in MaxLinear's stock price or the factors that influence MaxLinear's stock price;

•	changes in operating performance and stock market valuations of other technology companies generally, or those that sell semiconductor products in particular;

•	the timing of customer or service provider orders that may cause quarterly or other periodic fluctuations in our results that may, in turn, affect the market price of our common stock;

•	the seasonal nature of the deployment of products that incorporate our solutions by certain service providers which may affect the timing of orders for our solutions;

•	the timing of revenue recognition on sales arrangements, which may include multiple deliverables, and the effect of our use of inventory “hubbing” arrangements;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

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

•	the sustainability of an active trading market for our common stock;

•	future sales of our common stock by our executive officers, directors and significant stockholders;

•	announcements of new mergers or acquisition transactions;

•	market acceptance and understanding of our acquisitions;

•	announcements of technical innovations, new products or design wins by our competitors or customers;

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•	changes in accounting principles.
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
Sales of a substantial number of shares of our common stock by stockholders, our issuance of securities convertible into or exercisable for shares of our common stock, or the expectation or perception in the market that the holders of a large number of our shares of common stock intend to sell their shares, could significantly reduce the market price of our common stock. Our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock and lead to increased volatility in our stock price.
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
As of January 31, 2015 our executive officers, directors and holders of five percent or more of our outstanding common stock, beneficially owned, in the aggregate, 27.3% of our outstanding common stock. These stockholders may have interests that conflict with our other stockholders and, if acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets including the approval of the potential Merger with MaxLinear. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	delaying, deferring or preventing a change of control;

•	impeding a merger, consolidation, takeover or other business combination involving us, including the potential Merger with MaxLinear; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
We do not expect to pay any cash dividends for the foreseeable future.
The continued expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future, and, in fact, we are prohibited by the Merger Agreement from doing so without the consent of MaxLinear. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Investors seeking cash dividends in the foreseeable future should not purchase or hold our common stock.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
Our headquarters, and principal R&D and sales facility, is located in San Diego, California and is leased pursuant to a non-cancellable operating lease. The total space occupied in this building is approximately 132,600 square feet. The term of our lease on this facility will expire in January 2022.
In addition to our corporate headquarters, we lease additional facilities in Irvine and San Jose, California; Austin, Texas; Shanghai and Shenzhen, China; Hyderabad, India; Manof, Israel; Belfast, Northern Ireland; Seoul, Korea; Taipei, Taiwan; and Serangoon, Singapore. As part of our restructuring announced in November 2014, we are in the process of closing several of these facilities. Consequently, as of the date of this Annual Report, our remaining lease obligations related to the facilities in Shanghai, China, Hyderabad, India and Manof, Israel are not material.
We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business. As our existing leases expire and as we continue to expand our operations, we believe that suitable space will be available on commercially reasonable terms.

Item 3.	Legal Proceedings
Between February 9 and February 18, 2015, thirteen putative class-action lawsuits were filed challenging our proposed Merger with MaxLinear and related entities. Eleven actions were filed in the Court of Chancery for the State of Delaware (captioned Langholz v. Entropic Communications, Inc., C.A. No. 10631-VCP; Tomblin v. v. Entropic Communications, Inc., C.A. No. 10632-VCP; Crill v. v. Entropic Communications, Inc., C.A. No. 10640-VCP; Wohl v. Entropic Communications, Inc., C.A. No. 10644-VCP; Parshall v. Entropic Communications, Inc., C.A. No. 10652-VCP; Saggar v. Padval, C.A. No. 10661-VCP; Iyer v. Tewksbury, C.A. No. 10665-VCP; Respler v. Entropic Communications, Inc., C.A. No. 10669-VCP; Gal v. Entropic Communications, Inc., C.A. No. 10671-VCP; Werbowsky v. Padval, C.A. No. 10673-VCP; and Agosti v. Entropic Communications, Inc., C.A. No. 10676-VCP), and two actions were filed in the Superior Court for the State of California, County of San Diego (captioned Krasinski v. Entropic Communications, Inc., Case No. 37-2015-00004613-CU-SL-CTL; and Khoury v. Entropic Communications, Inc., Case No. 37-2015-00004737-CU-SL-CTL) (collectively, the “Stockholder Litigation”). The complaints in the Stockholder Litigation name as defendants: (i) each member of our Board of Directors, (ii) Entropic, and (iii) MaxLinear and its wholly-owned subsidiaries, Excalibur Acquisition Corporation and Excalibur Subsidiary, LLC. The plaintiffs in the Stockholder Litigation allege that the our directors breached their fiduciary duties to our public stockholders by, among other things, (a) approving the Merger at an inadequate price, (b) implementing an unfair process, and (c) agreeing to certain deal protections that allegedly favor MaxLinear and deter alternative bids. The plaintiffs also generally allege that the entity defendants aided and abetted the purported breaches of fiduciary duty by the directors. The plaintiffs seek, among other things, an injunction against the consummation of the proposed Merger and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees. On February 12, 2015, plaintiffs in the Wohl action served their first set of requests for production of documents on defendants. On February 18, 2015, plaintiffs in the Krasinski and Khoury actions filed requests for dismissal of each case. We intend to defend these lawsuits vigorously. It is not possible to estimate a probable outcome or potential loss in the event an unfavorable outcome is achieved.
From time to time, we may be subject to various other legal proceedings and claims arising in the ordinary course of business. We are not a party to any such other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.
For an additional discussion of certain risks associated with legal proceedings, see Part I, Item 1A, Risk Factors of this Annual Report.

Item 4.	Mine Safety Disclosure
Not applicable.

PART II: OTHER INFORMATION

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
During 2010 our common stock traded on The NASDAQ Global Market under the symbol ENTR. In January 2011, our common stock began trading on The NASDAQ Global Select Market under the symbol ENTR. The following table sets forth the high and low sale prices for our common stock as reported by The NASDAQ Global Select Market for the periods indicated:

	High	Low
Year Ended December 31, 2014
Fourth Quarter	$2.77	$2.15
Third Quarter	$3.44	$2.44
Second Quarter	$4.19	$3.05
First Quarter	$4.80	$3.74
Year Ended December 31, 2013
Fourth Quarter	$5.12	$4.04
Third Quarter	$4.59	$3.58
Second Quarter	$4.64	$3.57
First Quarter	$5.82	$3.92
As of February 9, 2015, there were 76 holders of record of our common stock.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We are prohibited by the Merger Agreement from declaring or paying dividends without the prior consent of MaxLinear. We currently intend to retain all of our earnings, if any, for use in the continued expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Stock Performance Graph*
The following graph compares the cumulative five-year total return attained by shareholders on Entropic's common stock relative to the cumulative total returns of the (i) the Philadelphia Semiconductor Index; (ii) the NASDAQ Composite Total Return, (iii) the NASDAQ US Benchmark Total Return Index, and (iv) the NASDAQ US Benchmark Electronics Components & Equipment Total Return Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each index on December 31, 2009 and its relative performance is tracked through December 31, 2014. We have not paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.
COMPARISON OF CUMULATIVE TOTAL RETURN FOR THE PERIOD
DECEMBER 31, 2009 THROUGH DECEMBER 31, 2014

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/14
Entropic Communications, Inc.
Philadelphia Semiconductor Index
NASDAQ Composite Total Return
NASDAQ US Benchmark TR Index
NASDAQ US Benchmark Electronics Components & Equipment TR Index

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Entropic Communications, Inc.	100.00	393.49	166.45	172.31	153.09	82.41
Philadelphia Semiconductor Index	100.00	114.42	101.26	106.71	148.66	190.84
NASDAQ Composite Total Return	100.00	118.02	117.04	137.47	192.62	221.02
NASDAQ US Benchmark TR Index	100.00	117.55	117.91	137.29	183.26	206.09
NASDAQ US Benchmark Electronics Components & Equipment TR Index	100.00	132.66	113.20	131.10	185.72	195.87

*
The material in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our SEC filings whether made before or after the date hereof and irrespective of any general incorporation language in any such SEC filing except to the extent we specifically incorporate this section by reference.

Recent Sales of Unregistered Securities
The following sets forth information regarding all unregistered securities of the Company that were sold during the year ended December 31, 2014:

(1)
As of December 31, 2013, options to purchase up to 601,265 shares of our common stock were outstanding under our 2001 Stock Option Plan, or 2001 Plan. Of these options, during the year ended December 31, 2014, 4,462 of these options were canceled without being exercised and options to purchase 63,417 shares of common stock were exercised at a weighted average exercise price of $0.99 per share. As of December 31, 2014, options to purchase up to 533,386 shares of our common stock remained outstanding under the 2001 Plan.

(2)
As of December 31, 2013, options to purchase up to 100,499 shares of our common stock were outstanding under our RF Magic, Inc. 2000 Incentive Stock Plan, or RF Magic Plan. During the year ended December 31, 2014, none of these options were canceled without being exercised and 35,564 options to purchase shares of common stock were exercised at a weighted average exercise price of $0.48 per share. As of December 31, 2014, options to purchase up to 64,935 shares of our common stock remained outstanding under the RF Magic Plan.

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$191,619	$259,376	$321,678	$240,628	$210,237
Cost of net revenues(1)	98,368	134,974	157,675	107,922	98,070
Gross profit	93,251	124,402	164,003	132,706	112,167
Operating expenses:
Research and development(1)	117,234	114,536	98,353	60,065	48,717
Sales and marketing(1)	24,371	24,882	25,313	17,569	17,199
General and administrative(1)	23,258	22,415	25,474	14,568	13,134
Amortization of intangibles	1,244	2,312	2,575	—	—
Restructuring charges	12,375	1,694	897	—	—
Impairment of assets	12,687	—	—	—	—
Total operating expenses	191,169	165,839	152,612	92,202	79,050
Income (loss) from operations	(97,918)	(41,437)	11,391	40,504	33,117
Loss related to equity method investment	—	(1,115)	(3,315)	(791)	—
Impairment of investment	—	(4,780)	—	—	—
Other income, net	881	1,582	601	904	141
Income tax provision (benefit)	1,087	20,404	4,157	14,053	(31,446)
Net (loss) income	(98,124)	(66,154)	4,520	26,564	64,704
Net (loss) income attributable to common stockholders	$(98,124)	$(66,154)	$4,520	$26,564	$64,704
Net (loss) income per share—basic	$(1.09)	$(0.73)	$0.05	$0.31	$0.86
Net (loss) income per share—diluted	$(1.09)	$(0.73)	$0.05	$0.30	$0.82
Weighted average number of shares used to compute net (loss) income per share—basic	89,783	90,494	88,164	86,258	75,040
Weighted average number of shares used to compute net (loss) income per share—diluted	89,783	90,494	90,364	89,018	78,916

(1)	Includes stock-based compensation as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of net revenues	$429	$861	$828	$557	$384
Research and development	10,707	9,829	7,428	6,272	5,049
Sales and marketing	2,164	1,885	2,288	1,986	1,558
General and administrative	4,471	4,199	4,273	3,932	3,479

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$105,830	$157,754	$168,935	$216,526	$168,761
Working capital	115,772	128,721	155,653	161,987	196,489
Total assets	210,915	295,260	353,550	318,559	278,808
Debt, software license and capital lease obligations—current and long-term	—	—	—	—	137
Total stockholders’ equity	176,260	269,825	322,665	297,793	248,590

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We are recognized as a platform semiconductor company focused on connected home entertainment. Our connectivity solutions provide core silicon and software that can be leveraged through reference hardware and applications to enhance consumers' overall digital entertainment experiences. Our platform solutions power next-generation TV engagement experiences by:

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
Our platform is at the heart of the digital entertainment ecosystem - connecting technologies, applications, services and people. Looking specifically at products, we offer a diverse portfolio of Connectivity and Video SOC solutions that include the following:

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
Since inception, we have invested heavily in product development. We achieved profitability on an annual basis in fiscal years 2010 through 2012, with net income of $64.7 million, $26.6 million and $4.5 million, respectively. However, for the year ended December 31, 2013 and the year ended December 31, 2014, we had a net loss of $66.2 million and $98.1 million, respectively. Our net revenues were $191.6 million for the year ended December 31, 2014 compared to $259.4 million for the year ended December 31, 2013. The decrease in net revenues during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a decrease in the demand for our Connectivity solutions. In 2013, our net revenues decreased to $259.4 million from $321.7 million in 2012. The decrease in net revenues during the year ended December 31, 2013 compared to the year ended December 31, 2012 was due to a decrease in demand for our Connectivity solutions. As of December 31, 2014, we had an accumulated deficit of $329.9 million.
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
Potential Merger with MaxLinear
On February 3, 2015, we entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with MaxLinear, Inc., or MaxLinear, pursuant to which MaxLinear agreed to acquire all of our outstanding capital stock in a combined stock and cash transaction valued at approximately $287 million based on the closing stock price of MaxLinear’s Class A Common Stock on February 2, 2015. This proposed transaction, hereinafter the Merger, would result in us merging with a subsidiary of MaxLinear and becoming a wholly-owned subsidiary of MaxLinear. In connection with the Merger, all of our issued and outstanding shares of Common Stock, par value $0.001 per share, would be cancelled and converted into the right to receive consideration per share consisting of (i) an amount in cash equal to $1.20, plus (ii) 0.2200 of a share of MaxLinear’s Class A Common Stock, par value $0.0001 per share, or the Stock Consideration, plus (iii) any cash payable in lieu of fractional shares of MaxLinear’s Class A Common Stock otherwise issuable as Stock Consideration. The Merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. The completion of the Merger is subject to the satisfaction or waiver of a number of closing conditions, including, among others, adoption of the Merger Agreement by the holders of a majority of our outstanding Common Stock, approval of the issuance of the MaxLinear Class A Common Stock by the stockholders of MaxLinear and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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
We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and, based on our historical experience rate, do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the years ended December 31, 2014, 2013 and 2012, we reduced net revenue by $2.8 million, $2.0 million and $0.7 million, respectively, in connection with our rebate programs.
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
We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. For the years ended December 31, 2014, 2013 and 2012, we recorded net charges for excess and obsolete inventory of $0.2 million, $3.7 million and $0.4 million, respectively.
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
Our stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using either the Black-Scholes option pricing model for stock options with service-based vesting, Monte Carlo simulations for awards with market-based vesting, or the grant date fair value of the stock on the date of the grant for RSUs, and is recognized as an expense over the employee's requisite service or performance period, as applicable. In June 2014, we granted performance stock units, or PSUs, to certain members of our executive management team which vest over a three year period, subject to performance of our stock price (see Note 6). In July 2013, we granted performance based equity awards which vest over a 15 month period, or earlier upon the achievement of certain milestones (see Note 3). These awards fully vested prior to the achievement of the milestones. The stock-based compensation expense attributable to awards under our 2007 Employee Stock Purchase Plan, or ESPP, was determined using the Black-Scholes option pricing model.
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
In August 2014, the FASB issued guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We expect to adopt this guidance on January 1, 2017. We do not expect the adoption of this guidance to have any impact on our financial position, results of operations or cash flows.
There have been no other recent accounting standards, or changes in accounting standards, during the year ended December 31, 2014, that are of material significance, or have potential material significance to us.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data as a percentage of total net revenues for each of the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Net revenues	100%	100%	100%
Cost of net revenues	51	52	49
Gross profit	49	48	51
Operating expenses:
Research and development	61	44	31
Sales and marketing	13	10	8
General and administrative	12	9	8
Amortization of intangibles	1	1	1
Restructuring charges	6	1	—
Impairment of assets	7	—	—
Total operating expenses	100	65	48
(Loss) income from operations	(51)	(17)	3
Loss related to equity method investment	—	—	(1)
Impairment of investment	—	(2)	—
Other income, net	—	1	—
(Loss) income before income taxes	(51)	(18)	2
Income tax provision	1	8	1
Net (loss) income	(52)%	(26)%	1%

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
We rely on a limited number of customers for a significant portion of our net revenues. Sales to these customers are in turn driven by service providers that purchase our customers' products which incorporate our semiconductor solutions. For the years ended December 31, 2014, 2013 and 2012, four customers accounted for 60%, 49% and 49% of our net revenues, respectively. A substantial percentage of our net revenues are dependent upon six major service providers: Comcast, Cox Communications, DIRECTV, DISH Network, Time Warner Cable and Verizon.
Since inception, we have derived our net revenues primarily from Asia, the United States and other North American countries. Net revenues are allocated to the geographic region based on the shipping destination of customer orders. For sales to ODMs and OEMs, their geographic locations may differ from those of the ultimate end customers. Of our $191.6 million in net revenues in 2014, $178.8 million, $10.4 million and $2.4 million were derived from Asia, North America and Europe, respectively. Of our $259.4 million in net revenues in 2013, $225.2 million, $30.5 million and $3.7 million were derived from Asia, North America and Europe, respectively. Of our $321.7 million in net revenues in 2012, $281.4 million, $33.4 million and $6.9 million were derived from Asia, North America and Europe, respectively.
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
Gross Margin.  As a result of our acquisition of the STB business from Trident in April 2012 our gross margins in 2012, 2013 and 2014 have been impacted by sales of lower margin products associated with this business, partially offset by a positive impact from lower unit costs of our Connectivity solutions, principally as a result of more favorable manufacturing costs. Included in cost of net revenues for the years ended December 31, 2014, 2013 and 2012 was the amortization of developed technology of $10.9 million, $9.6 million and $5.8 million, respectively, which resulted from our STB business acquisition and our acquisition of PLX Technology, Inc, or PLX, in July 2012. Our gross margin has been and will continue to be affected by a variety of factors, including declines in selling prices of our products, especially as competition increases over time, product mix, the timing of cost reductions for fabricated wafers and assembly and test service costs, inventory valuation charges, developed technology amortization charges, and changes in wafer manufacturing, assembly and test yields.
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

As a result of the corporate restructuring plans implemented in 2014, we expect our research and development expenses in future years to decrease in total dollars. We anticipate that our research and development expenses may fluctuate over the course of a year based on the timing of our development tools and supply costs, which include third-party services, masks costs and licenses.
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
General and Administrative Expenses.     General and administrative expenses primarily include costs related to personnel, accounting and tax, legal compliance and allocated support expenses. As a result of the corporate restructuring plans implemented in 2014, we expect our general and administrative expenses in future years to decrease in total dollars.
Comparison of Years Ended December 31, 2014, 2013 and 2012
(Tables presented in thousands, except percentage amounts)
Net Revenues

	Years Ended December 31,
	2014	% Change	2013	% Change	2012
Net revenues	$191,619	(26)%	$259,376	(19)%	$321,678
Our net revenues for the year ended December 31, 2014 were $191.6 million compared to net revenues of $259.4 million during the same period in 2013, a decrease of $67.8 million or 26%. The decrease in net revenues during the year ended December 31, 2014 compared to the same period in 2013 was primarily due to a decrease in the demand for our Connectivity solutions during the year ended December 31, 2014.
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
Gross Profit

	Years Ended December 31,
	2014	% Change	2013	% Change	2012
Gross profit	$93,251	(25)%	$124,402	(24)%	$164,003
% of net revenues	49%		48%		51%
Gross profit for the year ended December 31, 2014 was $93.3 million, a decrease of $31.1 million, or 25%, from gross profit of $124.4 million during the same period in 2013. The decrease in gross profit during the year ended December 31, 2014 compared to the year ended December 31, 2013 was due to an overall decrease in product sales and a $1.3 million increase in the amortization expense of acquired developed technology, partially offset by a favorable product mix from a higher allocation of sales of higher margin products and a decrease of $3.5 million in excess and obsolete inventory reserve provisions during the year ended December 31, 2014.
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

As a result of our acquisition of the STB SoC business from Trident in April 2012 and PLX in July 2012, during the years ended December 31, 2014, 2013 and 2012 we recorded amortization expense of $10.9 million, $9.6 million and $5.8 million, respectively, relating to certain intangible assets acquired. This expense negatively impacted gross margins by approximately 6%, 4% and 2% during the years ended December 31, 2014, 2013 and 2012, respectively.
Cost of net revenues for the years ended December 31, 2014, 2013 and 2012 included net charges for excess and obsolete inventory of $0.2 million, $3.7 million and $0.4 million, respectively.
Research and Development Expenses

	Years Ended December 31,
	2014	% Change	2013	% Change	2012
Research and development	$117,234	2%	$114,536	16%	$98,353
% of net revenues	61%		44%		31%
Research and development expenses increased by $2.7 million, or 2%, to $117.2 million during the year ended December 31, 2014 from $114.5 million during the same period in 2013. This increase was due to an increase of $6.2 million in non-personnel related research and development expenditures primarily related to additional wafer and tape-out costs incurred with our new product development and existing product enhancement initiatives undertaken during the year ended December 31, 2014 as compared to the same period in 2013. Stock based compensation expense increased by $0.9 million during the year ended December 31, 2014 as compared to the same period in 2013. These increases were offset by a $3.3 million decrease in personnel costs, primarily attributable to our restructuring activities, and a $0.8 million decrease in facility costs and overhead allocation expenses during the year ended December 31, 2014 compared to the same period in 2013.
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
Sales and Marketing Expenses

	Years Ended December 31,
	2014	% Change	2013	% Change	2012
Sales and marketing	$24,371	(2)%	$24,882	(2)%	$25,313
% of net revenues	13%		10%		8%
Sales and marketing expenses decreased by $0.5 million, or 2%, to $24.4 million during the year ended December 31, 2014 from $24.9 million during the same period in 2013. The decrease was due to a decrease in personnel costs of $0.7 million, primarily attributable to our restructuring activities, and a decrease in overhead allocations of $0.1 million during the year ended December 31, 2014 compared to the same period in 2013. These decreases were offset by an increase in stock based compensation expense of $0.3 million during the year ended December 31, 2014 compared to the same period in 2013.
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

General and Administrative Expenses

	Years Ended December 31,
	2014	% Change	2013	% Change	2012
General and administrative	$23,258	4%	$22,415	(12)%	$25,474
% of net revenues	12%		9%		8%
General and administrative expenses increased by $0.9 million, or 4%, to $23.3 million during the year ended December 31, 2014 from $22.4 million during the same period in 2013. The increase in general and administrative expenses was primarily due to an increase in legal fees of $1.2 million related to intellectual property litigation, and an increase in stock based compensation expense of $0.3 million during the year ended December 31, 2014 as compared to the same period in 2013. These increases were offset by a decrease in personnel costs of $0.2 million, primarily attributable to our restructuring activities, a decrease in professional and other fees of $0.3 million and a decrease in overhead allocation costs of $0.1 million during the year ended December 31, 2014 as compared to the same period in 2013.
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
Restructuring charges
Restructuring charges were $12.4 million for the year ended December 31, 2014. This amount relates entirely to the restructuring plans implemented in June and November 2014.
Restructuring charges were $1.7 million and $0.9 million for the years ended December 31, 2013 and 2012, respectively. These amounts relate to the restructuring plans implemented in June 2013 and November 2012, respectively.
Impairment of assets
During the year ended December 31, 2014, we recorded an impairment of assets charge of $12.7 million. This amount relates entirely to the June and November 2014 restructuring activities.
Loss related to equity method investment
During the years ended December 31, 2013 and 2012, we recorded expense of $1.1 million and $3.3 million, respectively, related to our investment in Zenverge, Inc., or Zenverge, a privately held venture capital funded technology company which was accounted for under the equity method of accounting. Under the equity method of accounting, the change in the carrying value of our investment in Zenverge is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). The change in the value of the investment is comprised of our proportionate share of Zenverge's losses plus a charge relating to the amortization of the intangible asset associated with the premium paid on our investment. During the second quarter of 2013, we wrote off the remaining balance of our investment in Zenverge since we had incurred an other-than temporary impairment of our investment.
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

Other income, net
Other income, net, which is primarily made up of interest income earned on our marketable securities and cash equivalents, was $0.9 million during the year ended December 31, 2014 compared to $1.6 million during the same period in 2013. During the year ended December 31, 2013, in addition to interest income of $1.1 million, other income, net also included a gain of $0.4 million related to the fair value of outstanding hedging contracts, foreign exchange and the disposal of property and equipment as well as a gain of $0.1 million related to fair value reassessment of the PLX contingent consideration milestone payment.
Other income, net, was $1.6 million in 2013 compared to $0.6 million in 2012. During 2013, in addition to interest income of $1.1 million, other income, net also included a gain of $0.4 million related to the fair value of outstanding hedging contracts, foreign exchange and the disposal of property and equipment as well as a gain of $0.1 million related to fair value reassessment of the PLX contingent consideration milestone payment.
Income taxes
Income tax expense for the year ended December 31, 2014 was $1.1 million compared to $20.4 million for the year ended December 31, 2013, or (1)% and (45)% of pre-tax loss, respectively. The effective tax rate for the year ended December 31, 2014 differs from the federal statutory rate primarily due to taxes in the foreign jurisdictions in which we operate and withholding taxes for jurisdictions in which we are no longer indefinitely reinvested, partially offset by a federal net operating loss carryback and changes in valuation allowance against our domestic net deferred tax assets. The effective tax rate for the year ended December 31, 2013 differs from the federal statutory rate primarily due to the establishment of the valuation allowance against our net deferred tax assets which was recorded during the second quarter of 2013.
During the second quarter of 2013, we evaluated our gross deferred income tax assets, including an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was the expectation that we might be in a three-year historical cumulative loss as of the end of the first quarter of fiscal year 2014 and through the near term, as profitable quarters in the earlier years are removed from the rolling three-year calculation. After considering our recent history of losses and management's expectation of additional near-term losses, during the second quarter of 2013, we recorded a valuation allowance of $26.7 million on our gross deferred tax assets with a corresponding charge to our income tax provision. We continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist.
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

Quarterly Financial Data (Unaudited)
The following table presents certain quarterly financial data for the eight consecutive quarters ended December 31, 2014. The unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data. This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. We believe that our quarterly revenue, particularly the mix of revenue components, and operating results are likely to vary in the future. The operating results for any quarter are not necessarily indicative of the operating results for any future period or for any full year.

	Net Revenues	Gross Profit	Net Loss	Basic Net Loss Per Share	Diluted Net Loss Per Share
	(in thousands, except per share data)
Year Ended December 31, 2014
Fourth Quarter	$42,586	$21,082	$(25,385)	$(0.28)	$(0.28)
Third Quarter	43,178	22,569	(27,637)	(0.31)	(0.31)
Second Quarter	50,200	23,538	(21,849)	(0.24)	(0.24)
First Quarter	55,655	26,062	(23,253)	(0.26)	(0.26)
Year Ended December 31, 2013
Fourth Quarter	$57,931	$27,794	$(11,902)	$(0.13)	$(0.13)
Third Quarter	56,376	27,513	(11,935)	(0.13)	(0.13)
Second Quarter	70,612	34,256	(39,913)	(0.44)	(0.44)
First Quarter	74,457	34,839	(2,404)	(0.03)	(0.03)

Liquidity and Capital Resources
As of December 31, 2014 and December 31, 2013, we had cash, cash equivalents and investments of $105.8 million and $157.8 million, respectively. As of December 31, 2014 and 2013, we had $3.3 million and $7.8 million, respectively, of cash, cash equivalents and investments which were held outside of the United States. The cash held outside the United States is needed to meet local working capital requirements for our foreign subsidiaries.
In April 2012, we completed our acquisition of the STB SoC business from Trident for a total purchase price of $74.1 million. The purchase price included working capital assets of $24.4 million and assumed employee liabilities of $2.3 million.
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

In September 2013, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $30.0 million of our common stock. Purchases under this program could be made from time to time through 10b5-1 programs, open market purchases, or privately negotiated transactions. The number of shares ultimately repurchased, and the timing of the purchases, depended on market conditions, share price, and other factors. Purchases under this program were approved to be made until September 30, 2014; however, the program could have been discontinued at any time. During the years ended December 31, 2014 and 2013, $14.1 million and $5.5 million, respectively, of purchases were made under this program. Total purchases made under this program prior to its expiration on September 30, 2014 were $19.5 million.
In connection with our restructuring plans implemented in June and November 2014, we expect to incur cash expenditures of $14.2 million. As of December 31, 2014, $8.3 million in cash payments had been made in connection with the plans.
The following table shows our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net cash (used in) provided by operating activities	$(24,862)	$16,936	44,133
Net cash provided by (used in) investing activities	39,017	(14,408)	(52,469)
Net cash (used in) provided by financing activities	(12,933)	(3,746)	5,271
Net effect of exchange rates on cash	(213)	310	78
Net increase (decrease) in cash and cash equivalents	$1,009	$(908)	$(2,987)
Operating Activities
Net cash used in operating activities for the year ended December 31, 2014 of $24.9 million was primarily attributable to a net loss of $98.1 million, partially offset by non-cash charges of $52.3 million and changes in operating assets and liabilities of $20.9 million. The non-cash charges for the year ended December 31, 2014 were primarily related to depreciation, amortization of intangible assets, impairment of assets, deferred taxes, stock-based compensation, amortization of premiums on investments and provision for excess and obsolete inventory.
Net cash provided by operating activities for the year ended December 31, 2013 of $16.9 million was primarily attributable to non-cash charges of $75.7 million and changes in operating assets and liabilities of $7.4 million, partially offset by a net loss of $66.2 million. The non-cash charges for the year ended December 31, 2013 were primarily related to depreciation, amortization of intangible assets, deferred taxes, stock-based compensation, amortization of premiums on investments, provision for excess and obsolete inventory, loss related to equity method investment and impairment of investment.
Net cash provided by operating activities for the year ended December 31, 2012 of $44.1 million was primarily attributable to non-cash charges of $33.0 million, changes in operating assets and liabilities of $6.6 million and net income of $4.5 million. The non-cash charges for the year ended December 31, 2012 were primarily related to depreciation, amortization of intangible assets, change in acquisition related contingent consideration, deferred taxes, stock-based compensation, amortization of premiums on investments, provision for excess and obsolete inventory and loss related to equity method investment.
Investing Activities
Net cash provided by investing activities was $39.0 million for the year ended December 31, 2014 due to proceeds from sales and maturities of available-for-sale securities of $74.0 million, partially offset by purchases of available-for-sale securities of $22.9 million and purchases of property and equipment of $12.0 million.
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
Financing Activities
Net cash used in financing activities was $12.9 million for the year ended December 31, 2014, due to the repurchase of our common stock of $14.1 million, partially offset by proceeds from the issuance of common stock in connection with stock option exercises of $1.1 million.
Net cash used in financing activities was $3.7 million for the year ended December 31, 2013, due to the repurchase of our common stock of $5.5 million, $2.2 million of excess tax expense from share-based payment arrangements, partially offset by proceeds from the issuance of common stock in connection with stock option exercises of $3.9 million.
Net cash provided by financing activities was $5.3 million in 2012, due to proceeds of $4.9 million from the issuance of common stock in connection with equity plan exercises and $0.4 million of excess tax benefits from share-based payment arrangements.
We believe that our cash, cash equivalents and investments of $105.8 million as of December 31, 2014, will be sufficient to fund our projected operating requirements for at least the next 12 months.
We intend to continue spending substantial amounts in connection with the growth of our business and we may need to obtain additional financing to pursue our business strategy, develop new products, respond to competition and market opportunities, and possibly acquire complementary businesses or technologies.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$12,301	$8,955	$4,066	$3,318	$3,277	$7,196	$39,113
Inventory and related purchase obligations	17,000	—	—	—	—	—	17,000
Total	$29,301	$8,955	$4,066	$3,318	$3,277	$7,196	$56,113

Indemnities
In the ordinary course of business, we have entered into agreements that include indemnity provisions with certain customers. Based on historical experience and information known as of December 31, 2014, we have not recorded any indemnity obligations.
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
Foreign Currency Risk
Our sales have been historically denominated in U.S. dollars and an increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could materially affect the demand of our products by non-U.S. customers, leading to a reduction in orders placed by these customers, which would adversely affect our business. However, we are exposed to foreign currency exchange rate risks inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar. The most significant currencies other than the U.S. dollar to our operations for the year ended December 31, 2014 were the Chinese yuan, the British pound, the Taiwanese dollar, the Indian rupee, the Israeli shekel and the South Korean won. We have established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements. Our foreign currency risk management program includes foreign currency derivatives that utilize foreign currency forward contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than one year. The fair value of these contracts is reflected as other assets or other liabilities and the change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income, net to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded in other income, net.
At December 31, 2014, we had foreign currency forward contracts in place that amounted to a net purchase in U.S. dollar equivalent of $5.2 million to partially hedge our expected future expenses related to funding our China operations costs. The maturities of these contracts were less than 12 months. Relative to foreign currency exposures existing at December 31, 2014, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would expose us to $0.2 million in losses in earnings or cash flows.
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
At December 31, 2014, we had $105.8 million in cash, cash equivalents and investments, all of which were stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of the $17.3 million of cash and cash equivalents held as of December 31, 2014, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the fair value of the $87.9 million of our investments by $0.4 million.

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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, prior to filing this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our evaluation under the framework set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which is included herein.
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Entropic Communications, Inc.
We have audited Entropic Communications, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Entropic Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Entropic Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entropic Communications, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 23, 2015

Item 9B.	Other Information
Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
INFORMATION ABOUT OUR DIRECTORS
Set forth below are the names of each member of our board of directors, the years in which each first became a director, their ages as of January 31, 2015, their positions and offices with our company, their principal occupations and business experience during at least the past five years and the names of other public companies for which they currently serve, or have served within the past five years, as a director. We have also included information about each director’s specific experience, qualifications, attributes or skills that led our board of directors to conclude that such individual should serve as one of our directors. We also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to Entropic and our board of directors.

CLASS I DIRECTOR Term Expiring at the 2017 Annual Meeting of Shareholders
Position, Principal Occupation, Business Experience and Directorships
William Bock	64
Mr. Bock has served as a member of our board since September 2012. Since June 2013, Mr. Bock has served as President of Silicon Laboratories, Inc., a leading provider of high-performance mixed-signal integrated circuits. Between February 2013 and June 2013, Mr. Bock served as interim Chief Financial Officer of Silicon Laboratories and from 2006 to 2011, Mr. Bock served as the senior vice president of finance and administration and chief financial officer of Silicon Laboratories. Prior to joining Silicon Laboratories, Mr. Bock was a partner at venture capital firms CenterPoint Ventures and Verity Ventures. He also served as president and chief executive officer of Dazel Corporation, a provider of electronic information delivery systems, which was later acquired by Hewlett-Packard. Mr. Bock also held the position of executive vice president and chief operating officer of Tivoli Systems, a client server software company, which he helped take public in 1995, and which was later acquired by IBM. Prior to Tivoli, Mr. Bock successfully completed an IPO at Convex Computer Corporation as chief financial officer, and spent nine-years in key finance roles at Texas Instruments. Mr. Bock is currently serving as a director of Silicon Laboratories and Borderfree, Inc., both public companies. Mr. Bock holds a bachelor's degree in computer science from Iowa State University and a master's degree in industrial administration from Carnegie Mellon University.

Key Attributes, Experience and Skills

Mr. Bock brings extensive general management and finance and accounting expertise to our board. As the President and a director of a public company in our industry, Mr. Bock has current semiconductor company leadership and relevant board experience. Moreover, Mr. Bock has a strong finance and accounting background and management experience in the area of mergers and acquisitions, which is an asset to our board given our history of supplementing our organic growth with acquisitions. He serves as a designated financial expert on our Audit Committee.

CLASS II DIRECTORS Term Expiring at the 2015 Annual Meeting of Shareholders
		Position, Principal Occupation, Business Experience and Directorships
Kenneth Merchant, Ph.D	68
Dr. Merchant has served as a member of our board since April 2007. Since 1997, Dr. Merchant has held the Deloitte & Touche LLP Chair of Accountancy at the University of Southern California, or USC. Dr. Merchant has also served as senior associate dean - corporate programs in USC's Marshall School of Business and as dean of USC's Leventhal School of Accounting. Before joining USC, Dr. Merchant taught at Harvard University and the University of California, Berkeley. Dr. Merchant started his professional career at Texas Instruments, Inc. and an independent accounting firm that was a predecessor of Ernst & Young LLP. Dr. Merchant currently serves on the Board of Trustees of Vericimetry Funds, a registered investment company. He was formerly a director of Universal Guardian Holdings, Inc., a public company, from 2006 to 2008 and Diagnostic Products Corporation, a public company that is now a part of Siemens Medical Solutions, from 2003 to 2006. Dr. Merchant holds a B.A. in industrial economics from Union College, an M.B.A. in operations research and production from Columbia University and a Ph.D. in accounting from the University of California, Berkeley.

		Key Attributes, Experience and Skills

Dr. Merchant joined our board in 2007 when we were considering an initial public offering of our stock and we sought to add someone with a strong accounting and finance background. Dr. Merchant's academic research interests include subjects relevant to his service on our board, including accounting, corporate governance, risk management and executive compensation. In addition to his financial experience gained through his formal education, his prior audit industry experience with Ernst & Ernst (now Ernst & Young) and his current and past academic positions at USC, Dr. Merchant has prior experience as a member of the boards of other public companies. Dr. Merchant brings to the board valuable financial and risk management expertise and serves as a designated financial expert on our audit committee.

Umesh Padval	57
Mr. Padval has served as a member of our board since December 2004 and has been our independent chairman since January 2009. Mr. Padval currently serves as a partner at Bessemer Venture Partners, a venture capital firm. Prior to joining Bessemer in September 2007, Mr. Padval served as executive vice president, consumer products at LSI Corporation, a storage technology, networking and consumer electronics company. Prior to his promotion to executive vice president, consumer products, Mr. Padval was senior vice president and general manager for LSI's broadband entertainment division, a position he held from 2001 until his promotion. Mr. Padval served as chief executive officer of C-Cube Microsystems from 2000 until its acquisition by LSI in 2001, its president from 1998 to 2000, and a member of its board of directors from 2000 to 2001. Previously, Mr. Padval was senior vice president and general manager of the consumer digital entertainment division at VLSI Technology, Inc., an integrated circuits company that was acquired by Koninklijke Philips Electronics N.V. Mr. Padval also served as senior vice president and general manager for VLSI's computing division. Before joining VLSI in 1987, Mr. Padval held marketing and engineering positions at AMD. Mr. Padval currently serves on the board of directors of the public company Integrated Device Technology, Inc. and Silicon Image, Inc. Mr. Padval holds a Bachelor of Technology from the Indian Institute of Technology, Bombay and an M.S. in engineering from Stanford University

		Key Attributes, Experience and Skills

Mr. Padval has served on our board for approximately nine years, and in 2009 he assumed the role of chairman of the board. Having served as chief executive officer and in senior management positions at leading public and private electronics and semiconductor companies such as LSI, C-Cube Microsystems and VLSI, and as a seasoned public-company director who currently serves on the board of Integrated Device Technology, Inc. and Silicon Image, Inc. Mr. Padval brings strong operations, engineering, management and boardroom experience to our board in addition to significant semiconductor industry experience.

CLASS III DIRECTORS Term Expiring at the 2016 Annual Meeting of Shareholders
		Position, Principal Occupation, Business Experience and Directorships
Keith Bechard	63
Mr. Bechard has served as a member of our board since June 2009. Since March 2002, Mr. Bechard has been the owner of Pear Lake Consulting, LLC, a consulting company, through which Mr. Bechard currently serves a consultant to Charter Communications, Inc., and previously served as a consultant to Time Warner Cable, Inc. and Canoe Ventures LLC and as an executive advisor to NGNA, LLC d/b/a Polycipher, both of which are cable industry joint ventures in which Comcast Corporation, Time Warner Cable and Cox Communications, Inc. are members. Before forming his own consulting company, from July 2000 to March 2002, Mr. Bechard was vice president, video product engineering with AT&T Inc.'s broadband division, where he was responsible for deploying advanced digital set-top boxes and launching systems to provide interactive television services. Mr. Bechard holds a B.S. in electrical engineering and computer science from the University of Colorado.

		Key Attributes, Experience and Skills

Mr. Bechard brings extensive technical expertise in interactive television services, high definition television and service provider deployments to our board. Additionally, in his current role as a consultant to Charter Communications and his prior roles as consultant to the U.S. cable television industry through Time Warner Cable, Canoe Ventures and Polycipher, and vice president of video product engineering for AT&T Inc.'s broadband division, he has acquired significant experience and contacts in the primary markets and with some of the largest end-user customers that we serve.

Robert Bailey	57
Mr. Bailey joined our board in September 2010. Prior to his retirement in 2011, Mr. Bailey served as the president and chief executive officer of PMC-Sierra, Inc., a semiconductor solutions company, from 1997 to 2008, and as its chairman from 2000 to 2003 and from 2005 to 2011. Mr. Bailey also served as the president of PMC-Sierra, Inc.'s subsidiary, PMC-Sierra, Ltd., from 1993 to 2011. Prior to joining PMC Sierra, Mr. Bailey served as the vice president and general manager of AT&T Microelectronics (now part of LSI Logic), a semiconductor company, from 1989 to 1993, and served in various management positions at Texas Instruments, an analog technologies, semiconductor and signal processing company, from 1979 to 1989. Mr. Bailey is also a director of Micron Technology, Inc., a publicly traded company that provides advanced semiconductor memory solutions. Mr. Bailey received a BS in Electrical Engineering from the University of Bridgeport and an MBA from the University of Dallas. He also attended Stanford University Business School's AEA Executive Training.

		Key Attributes, Experience and Skills

Mr. Bailey brings extensive business and operating experience to our board as the former CEO of a leading company in our industry. Mr. Bailey is also a seasoned public-company director who currently serves on the board of Micron Technology, Inc. We believe that Mr. Bailey's leadership skills and his many years of relevant industry experience make him a valuable asset to our board.

Theodore Tewksbury, Ph.D.	58
Dr. Tewksbury joined our board in September 2010. Dr. Tewksbury became our president and chief executive officer in November 2014. Before that, he was an independent consultant to technology companies from 2013 until he joined Entropic. Immediately prior to that, Dr. Tewksbury served as the president and chief executive officer and a member of the board of directors of Integrated Device Technology Inc., a publicly traded, mixed signal semiconductor solutions company, from 2008 to 2013. Prior to joining Integrated Device Technology in 2008, he was the president and chief operating officer of AMI Semiconductor, a mixed signal semiconductor company, from 2006 to 2008. Prior to that, Dr. Tewksbury served as managing director at Maxim Integrated Products, Inc., a designer, manufacturer and seller of high-performance semiconductor products, from 2000 to 2006. Dr. Tewksbury is a member of the board of directors of the Global Semiconductor Alliance. Dr. Tewksbury holds a BS, an MS, and a Ph.D. in Electrical Engineering from the Massachusetts Institute of Technology.

CLASS III DIRECTORS Term Expiring at the 2016 Annual Meeting of Shareholders
Position, Principal Occupation, Business Experience and Directorships
Key Attributes, Experience and Skills

Dr. Tewksbury brings extensive general management and technical expertise to our board. As our current CEO and as the former CEO and director of a public company in our industry, Dr. Tewksbury has relevant semiconductor company leadership and board experience. Moreover, Dr. Tewksbury has a strong technical background, which is an asset to our board given the technical nature of our products and product development processes.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors and executive officers, as well as persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC and NASDAQ initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and other equity securities. Our directors, executive officers and those holders of more than 10 percent of our equity securities, if any, are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based on our review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that in 2014, all of our directors and executive officers who are subject to Section 16(a) of the Exchange Act met all applicable filing requirements.
Code of Business Conduct and Ethics
We are committed to maintaining the highest standards of business conduct and ethics and, accordingly, have adopted a Code of Business Conduct and Ethics that reflects the business practices and principles of behavior that support our commitment. All of our directors and employees, including our chief executive officer, chief financial officer and principal accounting officer, or the Principal Officers, are required to abide by the spirit, as well as the letter, of our Code of Business Conduct and Ethics to ensure that our business is conducted in a consistently legal and ethical manner. Our Code of Business Conduct and Ethics covers a wide range of professional conduct, including conflicts of interest, unfair or unethical use of corporate opportunities and the protection of confidential information, as well as adherence to all laws and regulations applicable to the conduct of our business.
The Audit Committee
The three-person audit committee, consisting of Dr. Merchant (Chairman), Mr. Bock and Mr. Bechard, was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is composed entirely of independent directors and is governed by a board-approved charter stating its responsibilities. The audit committee met five times in 2014. Under the terms of its charter, the audit committee oversees the Company's corporate accounting and financial reporting processes on behalf of the board and confers with management and the Company's independent registered public accounting firm regarding the scope, adequacy and effectiveness of internal controls over financial reporting. The committee reviews and discusses with management and the Company's independent registered public accounting firm on matters relating to the annual audit, the financial statements and management's discussion and analysis proposed to be included in the Company's SEC filings, earnings and certain press releases containing information relating to material developments and the presentation of financial statements and the accounting principles applied. The audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of the Company's independent auditors and is responsible for evaluating the independent auditors' qualifications, performance and independence, as well as approving any non-audit services to be performed by the independent auditors. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

The audit committee reviews reports from management relating to the status of compliance with certain laws, regulations and internal policies and procedures, including our Related-Person Transactions Policy and Code of Business Conduct and Ethics. The committee is also responsible for reviewing and discussing with management and the independent auditors, as appropriate, the Company's guidelines and policies with respect to risk assessment and risk management related to financial controls, disclosure controls and management of the Company's assets.
The audit committee has established policies and procedures for the pre-approval of all services provided by the independent registered public accounting firm. The audit committee has also established procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.
Our board has determined that each of the members of the audit committee is independent within the meaning of the applicable NASDAQ listing standards and is free of any relationship that would impair his individual exercise of independent judgment with regard to the Company.
A copy of the audit committee charter is available on our website at http://governance.entropic.com.
Our board has determined that Dr. Merchant and Mr. Bock each qualifies as an “audit committee financial expert” for the purposes of the SEC's rules. In making this determination with respect to Dr. Merchant, our board has considered his formal education, his current position with the University of Southern California, his accounting and auditing firm experience, and the nature and scope of his previous experience with public companies. In making this determination with respect to Mr. Bock, our board has considered his formal education, his past positions as Chief Financial Officer at Silicon Laboratories, a publicly traded semiconductor company, and the nature and scope of his experience in executive management and finance roles at Silicon Laboratories and other public companies.
The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this Annual Report.

Item 11.	Executive Compensation
COMPENSATION OF NON-EMPLOYEE DIRECTORS
Our board has adopted a compensation policy that applies to all of our non-employee directors. In accordance with this policy, our non-employee directors received cash compensation and equity compensation consisting of stock options and restricted stock units, or RSUs, for their annual compensation for the year ended December 31, 2014. The total 2014 compensation of our non-employee directors is shown in the 2014 Director Compensation Table below. Employee directors do not receive compensation in connection with their service on our board.
2014 Non-Employee Director Compensation
During 2014, each non-employee director received the following compensation for services on our board, pursuant to our non-employee director compensation policy which has been in place since 2013:

•	An annual cash retainer of $40,000 ($60,000 for our independent chairman); and

•
For meetings in excess of eight per calendar year, $1,000 for attending each additional in-person board meeting and $500 for attending each additional telephone board meeting that lasts for more than one hour.

During 2014, members of board committees received additional annual retainers as follows:

•	Audit Committee: $20,000 for serving as the chair and $10,000 for serving as a member of the committee;

•	Nominating and Corporate Governance Committee: $8,000 for serving as the chair and $4,000 for serving as a member of the committee; and

•	Compensation Committee: $15,000 for serving as the chair and $7,500 for serving as a member of the committee.
Our non-employee director compensation policy also provided that each board member would receive an additional retainer for serving on any additional standing board committee that may have been formed from time to time in an amount to be determined by our board of directors at the time the standing committee was formed. Board members are not entitled to an additional retainer for serving on temporary, or ad hoc, board committees that may be formed from time to time. During 2014, no additional standing board committees were formed.
All annual retainers are prorated to take into account the date that an individual joins or resigns from the board or committee, as applicable.
We also reimbursed our non-employee directors for their reasonable expenses incurred in attending the meetings of our board and board committees and for attending approved director education programs or seminars.
Continuing Non-Employee Director Equity Awards. Under the terms of our non-employee director compensation policy and our shareholder-approved 2007 non-employee directors' stock option plan, or the Directors' Plan, on the date of our 2014 Annual Meeting of Shareholders, each non-employee director, whose term on our board continued following such 2014 Annual Meeting of Shareholders and who had served on our board for at least 90 days prior to such 2014 Annual Meeting of Shareholders, was granted an option to purchase 10,000 shares of our common stock. Each such option vests in equal monthly installments over the one year period following the grant date, and had an exercise price of $3.13 per share (the closing sale price of our common stock per share as reported on The NASDAQ Global Select Market on the grant date). Also on such date, each non-employee director was granted an RSU award under our 2007 Equity Incentive Plan valued at $50,000, which was 15,974 shares of common stock based on the $3.13 closing sale price our common stock per share as reported on The NASDAQ Global Select Market on the grant date. Each such RSU vests in full on the one year anniversary of the grant date.
New Non-Employee Director Equity Awards. Under the terms of our non-employee director compensation policy and the Directors' Plan, on the date a non-employee director is first elected to our board, such director will be granted an option to purchase 40,000 shares of our common stock. Such option will vest in equal monthly installments over the four year period following the grant date, and will have an exercise price equal to the closing sale price of our common stock per share as reported on The NASDAQ Global Select Market on the grant date.
2014 Director Compensation Table
The following table shows the compensation earned by our non-employee directors during the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards($)(2),(3)	Total ($)
Mr. Robert Bailey*	55,500	49,999	20,700	126,199
Mr. Keith Bechard	50,000	49,999	20,700	120,699
Mr. William Bock	50,000	49,999	20,700	120,699
Dr. Kenneth Merchant*	60,000	49,999	20,700	130,699
Mr. Umesh Padval*#	79,000	49,999	20,700	149,699
Dr. Theodore Tewksbury(4)	47,500	49,999	20,700	118,199
*    2014 Committee Chair
#    Independent Chairman

(1)
Under the 2007 Equity incentive Plan, each non-employee director who continued serving on the board following the 2014 Annual Meeting of Shareholders was automatically granted an RSU award of 15,974 shares of our common stock, calculated by dividing $50,000 by the $3.13 closing price of our common stock on the date of grant as reported by The NASDAQ Global Select Market (less any fractional share that results). The RSUs vest in full on the one year anniversary of the grant date.

(2)
Under the Directors' Plan, each non-employee director who continued serving on the board following the 2014 Annual Meeting of Shareholders automatically received an annual grant of options to purchase 10,000 shares of our common stock at the exercise price of $3.13 per share, the closing price of our common stock on the date of grant as reported by The NASDAQ Global Select Market. These options vest in equal monthly installments over a 12-month period.

(3)
The reported values of these option awards reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, Topic 718 that are attributable to stock option awards granted to the non-employee directors during the year 2014. As these values reflect the aggregate grant date fair value, they do not necessarily correspond to the actual value that may be recognized by the non-employee directors. The assumptions that we made to determine the value of our awards for accounting purposes are described in detail under the section titled Stock-Based Compensation Expense in Note 6 of the notes to consolidated financial statements included in Item 15 of this Annual Report.

(4)
Dr. Tewksbury served as a non-employee director from January 1, 2014 to November 10, 2014 when he was appointed as the Company's interim President and Chief Executive Officer, at which time he no longer received any additional cash payments or new equity awards for service as a non-employee director.

EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE REPORT
The compensation committee has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on its review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in Entropic's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
The Compensation Committee
Mr. Umesh Padval (Chair)
Mr. Robert Bailey
The Report of the Compensation Committee does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates the Report of the Compensation Committee by reference therein.
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis describes Entropic's executive compensation program for 2014. We use this program to motivate, reward and retain the leaders of our business.
This section explains how the compensation committee made its compensation decisions for the following named executive officers for 2014: Mr. Patrick Henry, who served as our president and chief executive officer from January 1, 2014 until November 10, 2014; Dr. Theodore Tewksbury, who served as our president and chief executive officer from November 10, 2014 through December 31, 2014; Mr. David Lyle, our chief financial officer; our three other most highly compensated executive officers: Mr. Charles Lesko, our senior vice president of worldwide sales, Mr. Lance Bridges, our senior vice president and general counsel, and Mr. F. Matthew Rhodes, our senior vice president of global marketing; and one other highly compensated individual who was no longer an executive officer at the end of the year: Mr. Vahid Manian, who served as our senior vice president of global operations from January 1, 2014 to March 3, 2014 and senior vice president of global engineering and operations from March 3, 2014 until July 23, 2014. The compensation for these individuals is set forth in the Executive Compensation Tables section of this Annual Report on Form 10-K.

Philosophy and Goals of Our Executive Compensation Program
Our compensation philosophy is established by our compensation committee under authority granted by our board of directors. We seek to develop compensation packages for our employees that will allow us to attract, retain and motivate talented employees at all levels within the organization to enhance further long-term shareholder value. The primary objectives of our executive compensation program are:
(i) establishing compensation for our executive officers that is externally competitive;
(ii) aligning compensation with our short-term and long-term performance;
(iii) building shareholder value by providing incentives based on achievement of corporate goals; and
(iv) providing differentiated compensation based on individual performance.
In order to implement those objectives we provide a total compensation package to our executive officers through a mix of base salary, bonus and long-term equity-based compensation that is designed to be competitive with comparable companies within the semiconductor and other high technology industries, and to reward our executive officers for achieving certain performance criteria, including growth in revenues and profitability (as measured on a non-GAAP basis) on a year-over-year basis.
The details of our executive compensation program and how the compensation committee reached its compensation decisions for our named executive officers are discussed in detail in the remainder of this Compensation Discussion and Analysis section.
Executive Summary
Overview of Our Compensation Program
We believe that attracting and retaining talented executive management is critical to our ability to deliver value to our shareholders and that the compensation paid to our executive officers should reflect the value that we create for our shareholders. As a result, our executive compensation programs are heavily weighted toward rewarding performance that is tied to attainment of both short and long-term financial and strategic objectives, and the creation of shareholder value.
The following is a summary of important aspects of our executive compensation program, which are discussed in more detail later in this Compensation Discussion and Analysis.

•
The key elements of our 2014 executive compensation program are base salary and long-term equity-based compensation, the latter consisting of stock options, restricted stock units, or RSUs, and Performance Stock Units, or PSUs.

•	We emphasize pay-for-performance in order to align executive compensation with our business strategy and the creation of long-term shareholder value.

•	While we emphasize “at risk” pay tied to performance, we believe our programs do not encourage excessive risk taking by management.

•	We have change of control agreements with our executives to help provide continuity of management in the event of a change of control of our company.
In 2014, a significant portion of our executive officers' total compensation was linked to our stock price performance. We consider this portion of executive compensation, comprised of equity-based incentives, to be “at risk.” In the case of an executive officer's stock options, no value is realized unless the market price of our common stock increases after the date of grant. In the case of an executive officer's RSUs, the value realizable once the RSU vests and is released is variable depending on the market price of our common stock on each vesting date. In the case of an executive officer's PSUs, such awards will be earned only if a performance threshold is achieved, and the value realizable if the threshold is met is variable depending on the market price of our common stock on the date that the PSU vests and is released. Because the value of our equity-based awards substantially depends on our stock price, these elements of executive compensation are not guaranteed and therefore considered to be “at risk.”

The compensation committee endeavors to ensure that the interests of our executive officers are aligned with those of our shareholders and support the creation of long-term shareholder value. At our 2014 Annual Meeting of Shareholders, our shareholders approved, on an advisory basis, our compensation programs and the compensation of our named executive officers.
How We Make Compensation Decisions
Processes and Procedures
The semiconductor business is dynamic, as is our business, and the compensation committee recognizes its obligation to regularly evaluate the efficacy of our compensation programs and strategy and consider modifications to our compensation plans and programs to support the evolution of our business. As such, the compensation committee begins the planning process for the subsequent years' compensation programs in the third quarter of each year and meets several times throughout the year to conduct its annual evaluation of executive officer compensation, establish performance-based bonus structures for the year ahead and approve new annual long-term compensation awards in the form of equity incentives. In years in which the Company has a Management Bonus Plan with cash-based incentive payments, the compensation committee will determine bonus awards and establish performance objectives during its meetings in the first quarter of the year. In 2014, the compensation committee chose to forego the usual cash bonus incentive plan for executive officers and instead granted Performance Stock Units, or PSUs, under the Company's equity incentive plan. The PSU plan was structured such that achievement of any payout under the plan would require the Company’s stock price to achieve certain minimum performance hurdles relative to the stock price performance of a peer group of companies (or relative total shareholder return). The award of PSUs in lieu of a cash bonus plan was intended to more closely link the performance element of executive compensation to the Company's stock price in order to better align executive pay with the interests of stockholders.
In addition to evaluating and determining annual executive compensation, the compensation committee meets throughout the year to discuss strategic compensation matters and address other compensation-related matters, including matters related to individual compensation, compensation for new executive hires, modifications to existing compensation and incentive programs and competitive market practices. The agenda for each meeting is usually developed by the chair of the compensation committee in consultation with one or more of the following individuals: the president and chief executive officer, the senior vice president of human resources, the general counsel and, if applicable, an independent compensation consultant engaged by the compensation committee. The compensation committee also meets regularly in executive session. In addition, from time to time, the compensation committee may invite various members of our management team and other employees, as well as outside advisors or consultants, to make presentations, provide financial or other background information or advice, or otherwise participate in meetings. Our president and chief executive officer may not participate in or be present during any deliberations or determinations of the compensation committee regarding his compensation or individual performance objectives. The charter of the compensation committee grants the committee full access to all of our books, records, facilities and personnel, as well as authority to obtain, at our expense, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the committee considers necessary or appropriate in the performance of its duties. In particular, the compensation committee has the sole authority to retain compensation consultants to assist it in its evaluation of executive and director compensation, including the authority to approve the consultant's reasonable fees and other retention terms.
Generally, the compensation committee's process comprises two related elements: (i) the determination of compensation levels and (ii) the establishment of performance objectives for the current year. For executives other than the president and chief executive officer, the compensation committee solicits and considers evaluations and recommendations submitted to the committee by the president and chief executive officer or the senior vice president of human resources. In the case of the president and chief executive officer, the evaluation of his performance is conducted by the compensation committee, which determines any adjustments to his compensation, including any equity awards to be granted. For all executives, as part of its deliberations, the compensation committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, models that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, Company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels, and recommendations of the committee's independent compensation consultant, if any, including analyses of executive compensation paid at other companies identified by the consultant.

As permitted in its charter, the compensation committee has formed and delegated its authority to grant equity awards to non-officer employees to a non-executive equity award subcommittee. This subcommittee is currently composed of two members, one of whom is our president and chief executive officer. The other subcommittee member may be any one of our general counsel, chief financial officer or the senior vice president of human resources. The purpose of this delegation of authority is to enhance the flexibility of equity administration within the Company and to facilitate the timely award of equity to non-officer employees, particularly new employees, within specified limits approved by the compensation committee. The subcommittee must follow the Company's existing equity award guidelines, which are approved by the compensation committee, when granting equity awards and may not grant promotional or discretionary equity awards outside the limits established in such guidelines. As part of its oversight function, the compensation committee regularly reviews the list of awards approved by the subcommittee.
Role of the Compensation Consultant
In September 2013, the compensation committee retained the services of the independent executive consulting firm Radford Consulting Services, or Radford, to assist it in developing the Company's 2014 executive compensation strategies. For such compensation analysis, Radford reported directly to the compensation committee. Radford has also historically provided, and continues to provide, occasional assistance to our accounting personnel in calculating stock-based compensation expense. Radford did not provide additional consulting services to the Company in 2014, although we do subscribe to Radford's published compensation surveys which are widely used in our industry and are used by our human resources department to help benchmark salaries and other aspects of compensation and benefits paid throughout our organization. The compensation committee does not believe that other services performed by Radford for the Company affected the independence of Radford in the executive compensation and board compensation analysis that Radford performed for the committee.
The compensation committee requested Radford to:

•	evaluate the efficacy of our existing executive compensation strategy and practices in supporting and reinforcing our long-term strategic goals;

•	assist in refining our executive compensation strategy and in developing and implementing executive compensation programs to execute that strategy;

•	provide market data for compensation arrangements of executives at similar companies in order to benchmark the reasonableness of the Company's compensation; and

•	make recommendations for compensation to be paid to the Company's executives members based on guidelines and other input provided by the compensation committee.
As part of its engagement, the compensation committee requested that Radford develop a comparative group of companies (“peer group”) and perform analyses of compensation levels for that peer group. At the request of the compensation committee, Radford may conduct individual interviews with members of the committee, the president and chief executive officer, the senior vice president of human resources and other members of senior management, as deemed appropriate, to learn more about our business operations and strategy, key performance metrics and strategic goals, as well as the labor markets in which we compete.
For 2014, Radford performed an analysis and developed recommendations for our executive compensation that were presented to the compensation committee for its consideration. The compensation committee engaged in an active dialogue with Radford before finally approving the compensation for our executive officers for 2014 as described in detail below.

Benchmarking of Executive Compensation
For 2014, Radford benchmarked our executive compensation using a combination of peer group analysis and Radford's own executive compensation surveys. Radford, with input from our compensation committee, developed its recommendation for the Company's peer group by identifying publicly-traded semiconductor and other technology companies with annual revenue between $150 million and $800 million. In recommending changes from the benchmarking peer group used in 2013, Radford also considered market capitalization, number of employees, industry classification and business model as relevant considerations. The compensation committee fully discussed Radford's recommendations and the committee's feedback was taken into account before the final list was approved. The resulting peer group of nineteen companies is set forth below and includes primarily semiconductor companies that are similar to us in business strategy or represent business or talent competitors:

2014 Industry Peer Group
Applied Micro Circuits	Micrel
Ambarella	Monolithic Power Systems
Cavium Networks	PMC-Sierra
Hittite Microwave	Power Integrations
Integrated Device Technology	Rambus
Integrated Silicon Solutions	Semtech Corporation
Intersil	Sigma Designs
IXYS Corporation	Silicon Image
Lattice Semiconductor	Silicon Laboratories
Tessera Technologies
In addition to proxy data from the peer group companies, the compensation committee used information provided by Radford from its own industry surveys and proprietary databases to benchmark compensation for each of our executive officer positions. For 2014, Radford collected market compensation data from the Radford Global Technology Compensation Survey, giving the peer group proxy data and survey data approximately equal weighting to develop percentile rankings for base salaries and target total compensaiton.
When considering the competitiveness of executive officer compensation levels, the compensation committee reviewed the compensation of each executive officer against the available market data for that executive officer from these benchmarking sources. The compensation committee does not use a formula to set pay in relation to this market data; rather it considers a number of factors (as described further below), including the benchmarked market data, in determining compensation for each executive officer relative to such data.
Elements of Total Compensation
To accomplish our executive compensation program objectives, we have historically provided our executive officers with compensation packages that consist of the following components: base salary, performance-based cash bonus and long-term equity incentives. For 2014, our compensation committee chose to forego the performance-based cash bonus plan for executive officers and instead replaced it with a PSU-based incentive plan. Our executive officers are also entitled to potential payments upon specified termination or change of control events. Additionally, our executive officers (all U.S.-based) receive other health and welfare benefits that are generally available to all U.S. employees.

Base Salary
Base salaries are used to attract and retain employees by providing compensation that is not considered “at risk” as compared to other performance-based and long-term incentives. The base salary for each executive officer is established at the time of hire by taking into consideration the executive officer's scope of responsibilities, qualifications, experience, competitive salary information and internal fairness in light of the compensation paid to other Company executives. Base salary adjustments for ensuing years are determined based on an assessment of the executive's job responsibilities, performance against job responsibilities, overall Company performance, competitive salary information and overall economic conditions. Annually, generally during the fourth and first quarter of the year, the compensation committee considers these factors in assessing potential adjustments to base salaries for each of our executive officers. For the purpose of setting base salary levels and adjustments to base salary, there is no formulaic method, instead the compensation committee considers individual performance, impact the executive officer had on the overall business, and anticipated future contributions to the Company's short and long-term success. In addition, the compensation committee considers the market reference point for each executive officer's base salary, based on the 50th percentile of companies in our peer group and Radford's compensation survey, for the executive officers' particular role.
In November 2013, Radford provided our compensation committee with its analysis regarding market cash compensation, including base salaries, for the Company's executive officers. In January 2014, the compensation committee confirmed that, based on Radford analysis, no adjustments would be made to the base salaries for our named executive officers because each named executive officer's base salary was at approximately the 50th percentile relative to our 2014 industry peer group and Radford's survey data.
The aggregate base salary actually paid in 2014 to each of our named executive officers is detailed in the 2014 Summary Compensation Table.
Performance Stock Units
Prior to 2014, our executive officers participated in an annual management bonus plan that offered cash bonuses tied to annual corporate and individual performance (our short-term incentive plan). The management bonus plan was considered an “at risk” element of an executive's overall compensation. The annual cash bonus targets were intended to provide our executive officers an incentive to achieve overall Company goals which generally included revenue growth and operating profit, thereby enhancing shareholder value. These goals were designed to be challenging but attainable, and therefore reflected a pay-for-performance philosophy. Cash bonuses were not paid until after the end of the performance measurement period, and the management bonus plan included a “clawback” provision for recovery of payments after they were made, which would require an executive to return any portion of any cash bonus that had already been paid if it was later determined that such portion was not earned.
For 2014, the compensation committee believed introducing PSUs that aligned company performance to shareholder return relative to our broad industry peers was important. Consequently, for calendar year 2014, the compensation committee replaced the Company's annual cash bonus program for its executive officers with a three-year relative total shareholder return, or RTSR, equity incentive program that requires certain performance hurdles to be achieved in order for the executive officers to earn any portion of the incentives awarded under such program.
On May 14, 2014, the Compensation Committee granted PSUs to our executive officers. Unlike RSUs, where the vesting is strictly time-based, PSUs are a form of RSU which requires certain performance criteria be met to earn any portion of an award. Like RSUs, PSUs entitle the holder to receive shares of our common stock at the time of vesting, without the payment of an exercise price or other cash consideration. See Long Term Equity Incentives -- Equity Based Awards below.
PSUs are considered an “at risk” element of an executive's overall compensation. They provide our executive officers an incentive to achieve overall corporate goals, which are expected to translate into improved stock price performance, thereby enhancing shareholder value.

In determining the size of the PSU awards granted to our executive officers, the compensation committee used the target dollar amount of awards previously granted under the annual cash bonus program, which is a percentage of the officer's annual base salary. The target bonuses for our named executive officers, expressed as a percentage of the executive officer's base salary, are set forth in the table below (Dr. Tewksbury did not have a target because he was not an executive officer at the time the PSUs were granted):

Named Executive Officer	Title	Target Bonus Percent
Mr. Henry	Former President and Chief Executive Officer	100%
Dr. Tewksbury	President and Chief Executive Officer	Not Applicable
Mr. Lyle	Chief Financial Officer	60%
Mr. Manian	Former Senior Vice President, Global Engineering and Operations	50%
Mr. Lesko	Senior Vice President, Worldwide Sales	70%
Mr. Bridges	Senior Vice President and General Counsel	50%
Mr. Rhodes	Senior Vice President, Global Marketing	50%
The dollar amount of these target awards was divided by the Company's stock price on the date the PSUs were granted to yield a number of shares equivalent in value to the target bonus. Such share equivalent was designated as the target number of PSUs. The actual number of PSUs granted was three times the target to account for the possibility that up to three times (or 300%) of the target number of PSUs could be earned in the event the total shareholder return, or TSR, relative to the index exceeded the 90th percentile on any measurement date.
PSU vesting is based on relative total shareholder return, or RTSR, which is determined by the performance of our stock price over a three year period (with two interim measurement periods) as compared to the performance of a semiconductor industry peer group. The Company selected the S&P Semiconductors Select Industry Index, or the Index, as the most relevant broad peer group.
The maximum possible payout under the 2014 PSU plan is 300% of target and the minimum is 0%. In addition, to avoid excessive payouts in the event that the TSR is negative across the peer group, in no event shall the payout exceed 100% if the Company’s TSR for any performance period is negative.
Under the 2014 PSU plan, there are three performance periods: the first interim measurement period, the second interim measurement period, and the final measurement period. All measurement periods begin February 15, 2014; the first interim measurement period ends February 14, 2015; the second interim measurement period ends February 14, 2016 and the final measurement period ends February 14, 2017. The ending dates for each measurement period is a measurement date. Each award recipient must remain continuously employed by the Company through the applicable measurement date in order to be eligible to receive vesting, if any, associated with such measurement date.
For purposes of calculating the RTSR percentile relative to the Index, the Company’s average closing price per share of common stock is measured for the sixty trading days immediately prior to and including the applicable measurement date and compared to the relative ranking of each company in the Index. The Company’s RTSR percentile rank is determined by ranking the companies in the Index from highest to lowest according to their respective TSR, then calculating the TSR percentile ranking of the Company relative to other companies in the Index.

TSR Relative to Index	Awards Earned as % of Target
Above 90th Percentile	300%
89.9th Percentile	200%
75th Percentile	150%
50th Percentile	100%
40th Percentile	75%
30th Percentile	50%
Below 30th Percentile	0%
While the 2014 PSU plan is ultimately measured over three years, because the plan replaces an annual, short-term bonus plan, the compensation committee deemed it reasonable to measure and potentially pay out a portion in the interim measurement periods after year 1 (February 2015) and year 2 (February 2016). However, the interim payouts are capped at 50% of the actual achievement for each interim measurement period. As an example, for the first interim measurement period, the number of PSUs that are eligible for vesting is equal to 50% of one-third (1/3) of an executive’s target award and for the second interim measurement period, the number of PSUs that are eligible for vesting is equal to 50% of two-thirds (2/3) of an executive’s target award minus any PSUs vested at the first interim measurement period. Finally, at the time of the final measurement period, a final measurement of performance compared to the peer group is made and, subject to achieving the threshold performance, the number of PSUs eligible for vesting is equal to total TSR multiplier (from the table above) minus all PSUs vested in the first and second interim measurement periods
In the event of a change of control prior to the final measurement date, the RTSR will be determined by measuring the Company’s performance compared to the Index using the Company’s stock price immediately prior to the closing of the change of control as the deemed final measurement date stock price. Provided that threshold performance is achieved and subject to the executive's continuous service through the deemed measurement date, the payout under the plan (for all remaining measurement periods) will be determined. If a payout is calculated to have been earned, the number of PSUs deemed to have been earned will convert to time-based RSUs and, subject to the executive’s continuous service, such RSUs will vest on each remaining original measurement date. If the executive is thereafter terminated consistent with the terms of his Change of Control Agreement, then the RSUs that are earned upon the change of control shall accelerate in full.
None of the PSUs granted in 2014 have vested. The first interim measurement date to determine if any of the PSUs vest was February 14, 2015 and the Company’s performance relative to its peers was below the 30th percentile. Consequently, the performance requirement necessary to allow any PSUs to vest on the first interim measurement date was not met.
Long-Term Equity Incentives
We believe equity awards help align the interests of our executive officers with those of our shareholders. Given the growth stage of our business and industry risk profile, we believe the use of equity-based awards as a significant component of our compensation package for executive officers is the best approach to encourage executive officers to focus on the achievement of corporate goals that align the interests of our executive officers with creating long-term shareholder value.
We provide long-term incentive compensation to our executive officers through equity awards that generally vest over four years. In the case of equity awards in the form of stock options, the exercise price is equal to the market price of our common stock on the date of grant. Since our initial public offering in December 2007, we have issued such equity awards to executive officers and other employees under our 2007 equity incentive plan (“2007 Plan”). This plan was established to provide incentives to our employees and consultants to execute on our long-term objectives and strategic initiatives. More recently, we have issued equity awards under our 2012 Inducement Award Plan (the “Inducement Plan”), which was approved by our compensation committee in April 2012. We adopted the Inducement Plan to assist in the hiring of employees into the Company. In 2014, we did not issue equity awards to any of our executive officers under the Inducement Plan.
The Company is required to record a non-cash, stock-based compensation expense for stock-based options and other awards, based on the grant date fair value of such awards. This expense is amortized under a straight-line method over the vesting period of each award.

Since 2012, we have granted RSUs to all of our executive officers as part of their annual equity incentive awards. Our compensation committee believes that RSUs provide a valuable addition to balance our executive officer long-term incentive program. In addition, RSUs, to the extent they are issued in lieu of stock options, reduce the dilutive effect of our employee equity incentives on our outstanding shares. The compensation committee believes that long-term equity incentives that include a combination of stock options and RSUs provide an appropriate balance between expense, dilution and alignment with shareholder interests, compensatory value and retention value. The compensation committee also recognizes that RSUs provide a more direct correlation between the compensation expense we must record for financial accounting purposes and the actual value delivered to our executive officers. Beginning in 2012, our compensation committee approved the inclusion of RSUs in the annual equity-based awards granted to our executive officers. We continued this practice in 2013 and 2014, with each award including both stock options and RSUs at a ratio of 60 percent to 40 percent, respectively, with each RSU deemed to have a value equivalent to two stock options.
Equity-Based Awards. Our 2007 Plan authorizes us to grant stock options and RSUs (and PSUs) to employees, consultants and directors. With respect to executive officers, equity-based awards are typically granted and effective upon commencement of employment and on an annual basis thereafter, generally in conjunction with our annual performance evaluation process. The compensation committee also has the discretion to make grants in connection with promotions or other discretionary awards. All equity-based awards to executive officers require the approval of our compensation committee before they are awarded.
In determining the size of the annual equity-based awards granted to our existing executive officers, the compensation committee considers the performance of the executive officer in achieving corporate goals and enhancing shareholder value, the overall value of the vested and unvested equity-based awards held by the executive officer, and the value of equity-based awards and timing of those awards made to executive officers in comparable positions within a group of comparable companies. These factors are considered on a collective basis, and our compensation committee, together with input from the president and chief executive officer for executives other than himself, and the senior vice president of human resources, then determines the size of equity awards based on these factors taken as a whole.
Stock options are priced at the fair value of our common stock on the date the award is granted. Generally, 25 percent of the shares subject to stock options vest one year from the effective date of grant and the remainder of the shares vest in equal monthly installments over the 36 months thereafter, subject to acceleration of vesting in certain situations such as in connection with termination of employment following a change of control. Our stock options generally expire 10 years from the date of grant.
RSUs entitle the holder to receive shares of our common stock at the time of vesting, without the payment of an exercise price or other cash consideration. RSUs vest over a period of continuous service measured from the award date, and in general vest in four annual installments with 25 percent of the shares subject to the RSU award vesting on the first quarterly vesting date following the first, second, third and fourth anniversary of the vesting commencement date, subject to acceleration of vesting in certain situations such as in connection with termination of employment following a change of control.
In 2012, the compensation committee approved the Inducement Plan to assist inducing prospective employees to accept employment with the Company. The Inducement Plan permits the granting of stock options, stock appreciation rights, restricted stock, RSUs and other awards. The only types of equity awards we have granted under the inducement plan are stock options and RSUs. Stock options and RSUs granted under the Inducement Plan generally contain the same vesting terms as the equivalent awards granted under the 2007 Plan.
2014 Equity-Based Awards. In March 2014, the compensation committee reviewed and approved annual equity awards for the executive officers with a grant date of April 11, 2014 (the annual award date that was established in January 2014). The compensation committee targeted equity awards for the Company's executive officers at the 50th percentile relative to our 2014 industry peer group, with the possibility of awarding options at up to the 75th percentile and down to the 25th percentile. Equity awards to individual executives were based on benchmark data for executives in similar positions at peer companies, the executive's past performance and future expected performance and contributions, the retention value of the executive's equity holdings, the executive's cash compensation as compared to market, and input from the president and chief executive officer for those other than himself.

Based on the survey and peer group data provided by Radford, the combined number of stock options and RSUs granted to our named executive officers in April 2014, as a percentage of outstanding shares, was generally competitive with the 50th percentile relative to our 2014 industry peer group. The combined value of the options and RSUs granted in April 2014 to our named executive officers was also between the 50th and 75th percentiles relative to our 2014 industry peer group. Overall, we do not have a fixed policy for allocating compensation between base salary, short-term incentives and long-term incentives or between cash and non-cash compensation. However, we do benchmark our executive compensation pay mix against market data for similar positions in our peers and in our industry, and we are generally aligned with our peer group relative to pay mix for our executives. As a result, our executive officers total target annual compensation approximates the 50th percentile of our peers.
The equity awards granted to Mr. Manian in May 2014 reflect his periodic annual award taking into account his promotion in the first quarter of 2014 from senior vice president, global operations to senior vice president, global engineering and operations, as Mr. Manian assumed responsibility for the Company's entire engineering organization. In determining the award for Mr. Manian, the compensation committee considered several factors including: internal equity of the award compared to peers internally, external equity in the form of market data for new hire equity awards to executives in similar positions at companies within our peer group and industry, the size and scope of the executive's position with the Company, the executive's prior total compensation, and negotiations during the process of offering Mr. Manian the promotion and increase in his job responsibilities.
The equity award of 100,000 RSUs granted to Mr. Lyle in September 2014 was a special retention award. In determining the retention award to Mr. Lyle, the compensation committee considered several factors including: the value of retaining Mr. Lyle's services during a critical time, the equity awards that the Company would be required to issue to a successor if Mr. Lyle could not be retained, the value of any cash bonus that Mr. Lyle agreed to forego by receiving such award, and negotiations during the process of determining an appropriate retention package for Mr. Lyle.
The equity award of options to purchase 100,000 shares of common stock granted to Dr. Tewksbury in November 2014 in connection with his appointment as the Company's interim president and chief executive officer was an inducement award to provide him an incentive to accept such position. In determining the award to Dr. Tewksbury, the compensation committee considered several factors including: Dr. Tewksbury's experience, his prior compensation and the prior compensation of his predecessor, the size and scope of the tasks and responsibilities required by the position, the value to stockholders, employees, customers and suppliers that the appointment of Dr. Tewksbury was expected to provide, the potential duration of the interim position, and negotiations during the offer process.
Equity-based awards made in 2014 to our named executive officers are set forth in the 2014 Grants of Plan-Based Awards Table and the outstanding equity-based awards held by our named executive officers as of December 31, 2014 are set forth in the 2014 Outstanding Equity Awards at Year-End Table in this Annual Report on Form 10-K.
Option Grant Timing and Pricing Disclosure
The compensation committee has adopted an equity grant policy that provides that, to the extent that annual equity awards are granted to executive officers in a given year, the compensation committee will consider and approve such grants at a compensation committee meeting held within the first 120 days of each year.

The annual meetings during which annual equity awards are typically determined are generally scheduled to follow the expected release of our earnings for the fourth quarter of the previous year, and occur at a time that is expected to be during a fixed “window” period, or a specified period outside of which our directors, officers and certain employees are restricted from trading in our securities. The awards approved by the compensation committee will be granted effective as of the date of the compensation committee's approval thereof. The exercise price will be the closing market price of our common stock on the date of grant, or if the date of grant occurs on a weekend or holiday when NASDAQ is closed, then the exercise price is the closing price of the immediately preceding trading day. Our newly hired executive officers receive equity awards that are considered and approved by the compensation committee. The effective date of the equity award is the later of the date of the compensation committee approval thereof or the date of hire. Equity awards relating to a promotion or other discretionary awards to an executive officer are made by the compensation committee at the first meeting of the compensation committee following the promotion of the executive officer or other applicable event, or a special compensation committee meeting, if necessary. The equity award is effective as of the date of the compensation committee's approval or a designated date following the approval. For stock options for both new hires and promotion or other discretionary awards to executive officers, the exercise price is equal to the closing price of our common stock on the date of grant, or if the date of grant occurs on a weekend or holiday when NASDAQ is closed, then the exercise price is the closing price on the immediately preceding trading day.
Named Executive Officer Stock Ownership Guidelines
The Board of Directors has adopted stock ownership guidelines applicable to the Company's named executive officers. Effective as of April 1, 2014, the Company's chief executive officer was required to hold a minimum number of shares, which shall be the lesser of (i) 150,000 shares or (ii) shares with a market value of at least three times the annual salary paid to the chief executive officer; each of the other named executive officers will be required to hold a minimum number of shares, which shall be the lesser of (i) 50,000 shares or (ii) shares with a market value at least equal to the annual salary paid to such officer. Each named executive officer as of the implementation of the guidelines has five years from the effective date of the guidelines to meet this ownership requirement. Any new named executive officer shall have five years from the date of his or her identification as a named executive officer to meet this ownership requirement.
Other Compensation
In order to remain competitive and recruit and retain highly talented individuals, we provide other forms of compensation from time to time, such as the ability to participate in our employee stock purchase plan through regular payroll deductions, paid premiums on group life insurance policies, supplemental disability insurance coverage, a section 401(k) savings/retirement plan, relocation benefits and hiring bonuses. We also provide personal paid time off and paid holidays to all employees, including our executive officers, which are comparable to those provided at comparable companies.
Non-Qualified Deferred Compensation Plan
In April 2011, the compensation committee adopted a non-qualified deferred compensation plan, or NQDC Plan. The NQDC Plan is intended to help build a supplemental source of savings and retirement income through pre-tax deferrals of eligible compensation, which may include cash director fees, base salary, cash bonus awards, RSU awards, discretionary cash awards and/or any other payments designated by the NQDC Plan administrative committee as eligible for deferral under the NQDC Plan from time to time. Unless otherwise determined by the NQDC Plan administrative committee, board members and certain management or highly compensated employees, including our named executive officers, who are notified regarding their eligibility to participate and delivered the NQDC Plan enrollment materials, are eligible to participate in the NQDC Plan. Under the NQDC Plan, plan participants are provided the opportunity to make annual elections to defer a specified percentage or fixed amount of their eligible cash compensation and their eligible RSUs. The Company may also make discretionary contributions to plan participants' accounts in the future, although it currently does not do so. Any discretionary contributions made by the Company in the future may be subject to vesting arrangements as determined by the Company. The plan participant is always 100% vested in his or her own elective cash deferrals and any earnings thereon. A committee appointed by the compensation committee administers the NQDC Plan. None of our board members or named executive officers participated in the NQDC Plan in 2014.

Severance and Change of Control Payments
With respect to Patrick Henry, who was our chief executive officer from 2003 until November 2014, we had entered into an employment agreement containing severance benefits. With respect to all of our other named executive officers, we have entered into agreements containing change of control provisions. The terms of these agreements are described in 2014 Compensation Arrangements of Named Executive Officers-Employment and Severance Arrangements. These agreements provide for a varying combination of a lump-sum cash payment, continued benefits and acceleration of vesting on outstanding equity-based awards -- upon termination in the case of Mr. Henry, and in connection with a change of control in the case of all named executive officers. The change of control provisions contained in these agreements include a “double trigger,” meaning that they do not become operative in the event of a change of control unless the executive's employment is terminated involuntarily without cause, or voluntarily with good reason, in connection with the change of control.
Given the nature of the industry in which we participate and the range of strategic initiatives we may explore, we believe these severance and change of control benefits are an essential element of our executive compensation package and assist us in recruiting and retaining talented individuals. In addition, since we believe it may be difficult for our executive officers to find comparable employment following a termination without cause or resignation with good reason in connection with or following a change of control, these severance and change of control benefits are intended to ease the consequences to an executive officer of an unexpected termination of employment. By establishing these severance and change of control benefits, we believe we can mitigate the distraction and loss of executive officers that may occur in connection with rumored or actual fundamental corporate changes and thereby protect shareholder interests while a transaction is under consideration or pending.
In 2014, the compensation committee engaged Radford to review the terms of the change of control agreements we have with each of our named executive officers and benchmark the benefits provided through such agreements against the change of control benefits offered by other companies in our peer group. Based on Radford's review and recommendations, in May 2014 the compensation committee approved amended and restated change of control agreements for our named executive officers other than Mr. Henry. The new agreements changed the vesting acceleration of time-based equity awards in connection with a qualifying termination of employment following a change of control and increased the period of time that COBRA benefits would be paid for by the Company from six months to twelve months. Under the prior change of control agreements, the executive whose vesting acceleration was triggered would receive acceleration equal to 24 months vesting of unvested shares or stock options. Under the amended and restated change of control agreements, the executive whose vesting acceleration was triggered would receive full acceleration of all unvested shares or stock options.

EXECUTIVE COMPENSATION TABLES
2014 Summary Compensation Table

Name and Principal Position	Year(1)	Salary ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Patrick Henry(7)	2014	436,268(8)	842,452	614,400	—	505,915	2,399,035
Former President and Chief	2013	488,375	328,800	703,200	—	5,790	1,526,165
Executive Officer	2012	444,198	326,400	854,400	769,629	5,270	2,399,897
Theodore Tewksbury, Ph.D.(9)	2014	61,400	49,999	173,110	—	50,478	334,988
President and Chief	2013	—	—	—	—	—	—
Executive Officer	2012	—	—	—	—	—	—
David Lyle(10)	2014	340,182	596,215	230,400	—	5,919	1,172,716
Chief Financial Officer	2013	319,470	106,860	228,540	—	5,550	660,420
	2012	317,115(8)	93,840	245,640	291,461	5,270	953,326
Vahid Manian(11)	2014	208,672(8)	390,227	307,200	—	10,238	916,337
Former Senior Vice President,	2013	291,125	82,200	175,800	—	7,407	556,532
Global Engineering and Operations	2012	99,453	477,900	839,250	60,919	3,473	1,480,995
Charles Lesko	2014	298,000	315,234	184,320	—	15,273	812,827
Senior Vice President,	2013	296,125	82,200	175,800	—	10,558	564,683
Worldwide Sales	2012	128,711	455,220	758,400	144,638	9,396	1,496,365
Lance Bridges(12)	2014	290,100	231,979	153,600	—	5,862	681,541
Senior Vice President	2013	—	—	—	—	—	—
and General Counsel	2012	—	—	—	—	—	—
F. Matthew Rhodes(13)	2014	280,000	226,592	153,600	—	45,509	705,701
Senior Vice President,	2013	88,196	214,500	581,400	—	22,897	906,993
Global Marketing	2012	—	—	—	—	—	—

(1)
We have provided information on compensation received by our principal executive officer, principal financial officer and our three other most highly compensated executive officers as of December 31, 2014. In addition, we have provided information on compensation received by additional individuals for whom disclosure would be required but for the fact that they were not serving as executive officers as of December 31, 2014. We refer to these individuals as our named executive officers from time to time in our Annual Report on From 10-K.

(2)
The amounts in this column represent salaries actually earned for services performed by the named executive officers in the periods indicated. The 2013 salary for Mr. Rhodes represents amounts earned by him in 2013 after joining us in September 2013. The 2012 salary for Mr. Lesko represents amounts earned by him in 2012 after joining us in July 2012. The 2014 salary for Mr. Manian represents amounts earned by him in 2014 until he terminated his employment in July 2014. The 2014 salary for Mr. Tewksbury represents amounts earned by him in 2014 after he became our principal executive officer in November 2014.

(3)
The dollar value of RSUs and PSUs shown in this column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, that is attributable to RSU awards and, for 2014, PSU awards granted to these individuals during the periods indicated. For PSUs, this value reflects the grant date fair value of the PSU award for the entire three-year performance period, assuming performance vesting of the target number of shares subject to the award, and is calculated based upon the probable outcome of performance, in accordance with FASB ASC 718. The value of the PSUs as of the grant date, assuming that the highest level of performance is achieved and all shares subject to the PSU awards (that is, 300% of the target number of shares) will vest, is as follows: Mr. Henry - $1,600,956; Mr. Lyle - $619,246; Mr. Manian - $707,482; Mr. Lesko - $667,783; Mr. Bridges - $464,337; and Mr. Rhodes - $448,175. These award fair values have been determined based on the assumptions set forth in Stock-Based Compensation Expense in Note 6 of the notes to consolidated financial statements included in this Annual Report. As these values reflect the aggregate grant date fair value, in accordance with FASB ASC 718, they do not necessarily correspond to the actual value that may be recognized by the named executive officers. Stock awards granted to Mr. Lyle in 2014 include a special retention RSU award granted in September 2014. For additional information regarding the valuation of our stock-based awards, reference is made to Note 1 of the notes to consolidated financial statements included in this Annual Report.

(4)
The dollar value of stock options shown represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 that are attributable to stock option awards granted to these individuals during the periods indicated. These award fair values have been determined based on the assumptions set forth in Stock-Based Compensation Expense in Note 6 of the notes to consolidated financial statements included in this Annual Report. As these values reflect the aggregate grant date fair value, they do not necessarily correspond to the actual value that may be recognized by the named executive officers.

(5)
No bonuses were paid to any of the named executive officers in 2014 because the management bonus plan was suspended, and PSUs were granted to the named executive officers in lieu of a cash bonus program in 2014, which are included in the “Stock Awards” column in the table above. No bonuses were paid to any of the named executive officers who were eligible to receive bonuses in 2013 under the Company's 2013 management bonus plan. The 2012 values in this column represent cash bonuses earned by the named executive officers based on the Company's performance during 2012 under the Company's management bonus plan that was adopted in April 2010. The 2012 bonus award granted to Mr. Lesko was prorated based on the period of time he was employed by the Company in 2012.

(6)
The 2014 values in this column include the elements of all other compensation identified in the following table which excludes, as permitted by SEC rules, the amounts paid by us for perquisites and other personal benefits where the total value of all perquisites and personal benefits received by the individual named executive officer is less than $10,000. The amounts in this column also include: (i) in the case of Mr. Henry, $500,100 paid as severance benefits in to Mr. Henry in 2014 in connection with the termination of his employment, and (ii) in the case of Dr. Tewksbury, $47,500 paid to Dr. Tewksbury in 2014 in connection with his service as a non-employee director prior to becoming an officer of the Company.

Name and Principal Position	Life Insurance Premium ($)	Company Matching 401k Contributions ($)	Relocation and Commuting Expenses ($)(a)	Total ($)
Patrick Henry	615	5,200	—	5,815
Theodore Tewksbury	108	708	2,163	2,979
David Lyle	719	5,200	—	5,919
Vahid Manian	450	2,382	7,405	10,237
Charles Lesko	1,280	4,718	9,275	15,273
Lance Bridges	662	5,200	—	5,862
F. Matthew Rhodes	1,187	1,400	42,922	45,509

(a)
These expenses were incurred in 2014 but may have been paid subsequent to 2014. These expenses were paid or reimbursed to Dr. Tewksbury, Mr. Manian, Mr. Lesko and Mr. Rhodes under the terms of their offer letters with us. They are further described in 2014 Compensation Arrangements of Named Executive Officers - Relocation Benefits and Commuting Expenses.

(7)	Mr. Henry's employment terminated on November 10, 2014.

(8)
The amounts shown for 2014 include a cash-out of a portion of accrued vacation in the amount of $6,494 for Mr. Henry and $25,690 for Mr. Manian upon the termination of each of their employment with the Company. The amounts shown for 2012 include a cash-out of a portion of accrued vacation in the amount of $9,535 for Mr. Lyle.

(9)
In November 2014, Dr. Tewksbury, who had been serving as a director of the Company, became our chief executive officer. Prior to becoming our chief executive officer, Dr. Tewksbury received a stock award valued at $49,999 and an option award valued at $20,700 in connection with his service as a non-employee director. Dr. Tewksbury also received cash fees of $47,500 in connection with his service as a non-employee director, which is reflected in all other compensation.

(10)
The amounts shown do not include a $300,000 retention bonus which may become payable to Mr. Lyle in 2015 under certain circumstances, as described below under 2014 Compensation Arrangement of Named Executive Officers.

(11)
Mr. Manian's employment terminated on July 23, 2014. Prior to his departure, in March 2014 Mr. Manian, the Company's Senior Vice President, Global Operations, assumed leadership of the Company's global engineering organization in addition to global operations. Mr. Manian was granted equity awards based on his new position, which are reflected in his compensation. Those awards did not vest, however, as he forfeited them upon his subsequent departure.

(12)	Compensation data for 2012 and 2013 has not been provided for Mr. Bridges because he was not a named executive officer in any of those years.

(13)	Compensation data for 2012 has not been provided for Mr. Rhodes because he first became an employee of the Company in 2013.

The following table provides additional information about equity-based awards granted to our named executive officers during the year ending December 31, 2014. The equity incentive plans under which the grants in the following table were made are described in the Compensation Discussion and Analysis section headed “Long-Term Equity Incentives.” Our 2007 Plan includes restrictions on the maximum number of stock awards that may be granted to any person during any calendar year.
2014 Grants of Plan-Based Awards Table

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Stock Awards: Number of Shares of Stock or Units (#)(2)	All Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Mr. Patrick Henry	4/11/2014					240,000	3.86	614,400
	4/11/2014				80,000			308,800
	5/14/2014	79,888	159,776	479,328				533,652
Dr. Theodore Tewksbury	5/14/2014					10,000(4)	3.13	20,700
	5/14/2014				15,974(5)			49,999
	11/10/2014					100,000	2.71	152,410
Mr. David Lyle	4/11/2014					90,000	3.86	230,400
	4/11/2014				30,000			115,800
	5/14/2014	30,900	61,801	185,403				206,415
	9/15/2014				100,000			274,000
Mr. Vahid Manian	4/11/2014					120,000	3.86	307,200
	4/11/2014				40,000			154,400
	5/14/2014	35,303	70,607	211,821				235,827
Mr. Charles Lesko	4/11/2014					72,000	3.86	184,320
	4/11/2014				24,000			92,640
	5/14/2014	33,322	66,645	199,935				222,594
Mr. Lance Bridges	4/11/2014					60,000	3.86	153,600
	4/11/2014				20,000			77,200
	5/14/2014	23,170	46,341	139,023				154,779
Mr. F. Matthew Rhodes	4/11/2014					60,000	3.86	153,600
	4/11/2014				20,000			77,200
	5/14/2014	22,364	44,728	134,184				149,392

(1)
The stock awards reported in the above table represent PSUs that vest based on our stock price relative to a semiconductor industry peer group over a three year period. The actual number of PSUs that may vest and be issuable to each executive will be between 0% and 300% of the target number, depending on our stock price relative to the industry peer group. Our stock price must be at the 30th percentile of the industry group in order for any PSUs to vest. The details of the PSU awards are described in Elements of Total Compensation - Performance Stock Units. None of the PSUs have vested for the performance period ended February 14, 2015, as our stock price did not meet the threshold level of 30th percentile of the industry group required for vesting.

(2)
The stock awards reported in the above table represent RSUs issued under our 2007 Plan. Each RSU entitles the executive to receive one share of our common stock at the time of vesting without the payment of an exercise price or other consideration. Generally, 25 percent of the shares subject to a RSU vest on the first quarterly vesting date following the 1st, 2nd, 3rd and 4th anniversary of the vesting commencement date, subject to acceleration of vesting in certain situations such as in connection with a change of control.

(3)
Amounts shown represent stock options issued under our 2007 Plan that will, in general, vest and become exercisable with respect to 25 percent of the shares subject to the stock option one year from the grant date and the remainder of the shares in equal monthly installments over the 36 months thereafter, subject to acceleration of vesting in certain situations such as in connection with a change of control.

(4)
The shares of common stock underlying these stock option grants and RSU and PSU awards were valued as of their respective grant dates in accordance with FASB ASC Topic 718. These equity-based award fair values have been determined based on the assumptions set forth in Stock-Based Compensation Expense in Note 6 of the notes to consolidated financial statements included in this Annual Report. For PSUs, this value reflects the grant date fair value of the PSU award for the entire three-year performance period, assuming performance vesting of the target number of shares subject to the award, and is calculated based upon the probable outcome of performance, in accordance with FASB ASC 718. As these values reflect the aggregate grant date fair value, they do not necessarily correspond to the actual value that may be recognized by the named executive officers.

(5)	This award was made to Dr. Tewksbury in connection with his service as a non-employee director prior to becoming an officer of the company.
The following table summarizes the equity awards we have granted to our named executive officers which are outstanding as of December 31, 2014.
2014 Outstanding Equity Awards at Year-End Table

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable (#)	Number of Securities Underlying Unexercised Options - Unexercisable (#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(2)	Market Value of Shares or Units of Stock that Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Oher Rights that Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Oher Rights that Have Not Vested (#) (3)
Mr. Patrick Henry(5)	240,802	—	1.495	5/17/2017	—	—	—	—
	266,667	—	1.990	5/15/2019	—	—	—	—
	250,000	—	2.410	5/21/2019	—	—	—	—
	400,000	—	4.860	4/8/2020	—	—	—	—
	295,312	19,688	7.450	4/13/2021	—	—	—	—
	195,000	45,000	5.100	4/13/2022	—	—	—	—
	165,000	75,000	4.110	4/12/2023	—	—	—	—
	120,000	120,000	3.860	4/11/2024	—	—	—	—
	—	—	—	—	92,750	234,658	—	—
Dr. Theodore Tewksbury	51,076	—	8.300	9/7/2020	—	—	—	—
	10,000	—	8.580	5/19/2021	—	—	—	—
	10,000	—	3.970	5/15/2022	—	—	—	—
	10,000	—	4.210	5/14/2023	—	—	—	—
	5,833	4,167	3.130	5/14/2024	—	—	—	—
	—	100,000	2.710	11/10/2024	—	—	—	—
	—	—	—	—	15,974	40,414	—	—
Mr. David Lyle	59,823	—	1.990	5/15/2019	—	—	—	—
	100,000	—	2.410	5/21/2019	—	—	—	—
	200,000	—	4.860	4/8/2020	—	—	—	—
	96,250	8,750	7.450	4/13/2021	—	—	—	—
	46,000	23,000	5.100	4/13/2022	—	—	—	—
	32,500	45,500	4.110	4/12/2023	—	—	—	—
	—	90,000	3.860	4/11/2024	—	—	—	—
	—	—	—	—	163,200	412,896	30,900	78,177
Mr. Charles Lesko	116,000	76,000	5.620	7/23/2022	—	—	—	—
	25,000	35,000	4.110	4/12/2023	—	—	—	—
	—	72,000	3.860	4/11/2024	—	—	—	—
	—	—	—	—	64,500	163,185	33,322	84,305

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable (#)	Number of Securities Underlying Unexercised Options - Unexercisable (#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(2)	Market Value of Shares or Units of Stock that Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Oher Rights that Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Oher Rights that Have Not Vested (#) (3)
Mr. Lance Bridges	40,665	—	1.990	5/15/2019	—	—	—	—
	62,502	—	2.410	5/21/2019	—	—	—	—
	80,000	—	4.860	4/8/2020	—	—	—	—
	60,958	5,542	7.450	4/13/2021	—	—	—	—
	34,000	17,000	5.100	4/13/2022	—	—	—	—
	25,000	35,000	4.110	4/12/2023	—	—	—	—
	—	60,000	3.860	4/11/2024	—	—	—	—
	—	—	—	—	44,650	112,965	23,170	58,620
Mr. F. Matthew Rhodes	59,375	130,625	4.290	9/9/2023	—	—	—	—
	—	60,000	3.860	4/11/2024	—	—	—	—
	—	—	—	—	57,500	145,475	22,364	56,581

(1)
Generally, 25 percent of the common stock underlying each stock option vests on the one year anniversary of the date of grant or, in some cases, the date of hire, with the remainder vesting in equal monthly installments over the following 36 months, subject to accelerated vesting as described in 2014 Compensation Arrangements of Named Executive Officers.

(2)
Generally, 25 percent of the shares of common stock underlying each RSU vests on the first quarterly vesting date following the 1st, 2nd, 3rd and 4th anniversary of the vesting commencement date, subject to accelerated vesting as described in 2014 Compensation Arrangements of Named Executive Officers.

(3)
Represents the closing price of our common stock on December 31, 2014 of $2.53 per share, as reported by The NASDAQ Global Select Market, multiplied by the number of shares underlying RSUs or PSUs that had not vested as of December 31, 2014.

(4)
PSUs are eligible to vest based on our stock price performance relative to the industry peer group, as of three annual measurement dates in February 2015, February 2016 and February 2017 as described in Elements of Total Compensation - Performance Stock Units. The numbers in the table above reflect achievement based on threshold performance.

(5)
Mr. Henry's employment with us terminated on November 10, 2014. Under the terms of his executive employment agreement, Mr. Henry has one year from the date of termination to exercise his vested stock options. Under the terms of his executive employment agreement, a portion of Mr. Henry's unexercised stock options and RSUs became vested upon his termination. His unvested stock options and his unvested RSUs that are subject to time-based vesting may become vested in the event a change of control of the Company occurs within four and one-half months after termination of his employment.

The following table provides additional information about the value realized by the named executive officers on option award exercises and stock award vesting during the year ended December 31, 2014.
2014 Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Mr. Patrick Henry	—	—	142,250	416,863
Dr. Theodore Tewksbury(2)	—	—	11,876	37,172
Mr. David Lyle	—	—	15,600	52,335
Mr. Vahid Manian	—	—	—	—
Mr. Charles Lesko	—	—	32,750	89,288
Mr. Lance Bridges	—	—	11,250	37,461
Mr. F. Matthew Rhodes	—	—	12,500	30,625

(1)
The value realized on vesting of outstanding stock awards is calculated by multiplying the closing price of our common stock as of the vesting date by the number of shares that vested. The calculation of the value realized on vesting does not take into account any taxes that may be payable in connection with the transaction.

(2)	Reflects shares received by Dr. Tewksbury in connection with his service as a non-employee director prior to becoming an officer of the company
2014 COMPENSATION ARRANGEMENTS OF NAMED EXECUTIVE OFFICERS
Our named executive officers received their cash and equity compensation under the terms of their employment arrangements with us which are detailed further below. The specific amounts of salaries, bonuses and other equity and non-equity compensation that our named executive officers receive under their employment arrangements with us are determined by our compensation committee with a view to ensuring that the total compensation amounts are competitive when measured against benchmarked compensation data of our industry peers, as further described in Compensation Discussion and Analysis. We do not have a set policy for allocating compensation between long-term incentives and annual compensation or between cash and non-cash compensation.
Employment and Severance Arrangements
In connection with the commencement of their employment, we entered into offer letters with the named executive officers setting forth their respective initial base salaries, bonus eligibility and other employment benefits. Each named executive officer that was employed with us at the end of 2014 is employed on an “at-will” basis and each of them can be terminated by us or by the named executive officer at any time, for any reason and with or without notice, subject to the terms of their change of control agreements. These agreements generally entitle the officers to receive cash severance, continued healthcare benefits and acceleration of vesting of outstanding equity awards, among other things, in the event their employment is terminated under specified circumstances. Regardless of the manner in which a named executive officer's employment terminates, the named executive officer is entitled to receive amounts earned during his term of employment, including unpaid wages and accrued and unused vacation pay.
In addition to the foregoing, in October 2014 we entered into a letter agreement with David Lyle, our Chief Financial Officer, which provided him with certain benefits including a $300,000 bonus payable as long as he did not voluntarily terminate his employment with the Company before September 30, 2015. The bonus agreement provided that Mr. Lyle would also become eligible to receive such bonus in the event, prior to September 30, 2015, he was involuntarily terminated by the Company or there was a change of control of the Company.
Potential Payments under Severance Arrangements
Under the terms of our December 2009 amended and restated executive employment agreement with Patrick Henry, our former President and CEO, Mr. Henry is entitled to receive the following compensation in the event of either his termination without cause or resignation for good reason at any time, conditioned upon his execution of a full general release of all claims against the Company and continued compliance with his other post-termination obligations to the Company, including a non-solicit during any time in which he is receiving severance benefits:

•	cash severance equal to 12 months' base salary to be paid in a lump sum;

•	a pro-rated portion of any performance-based cash bonus award to be paid in a lump sum;

•
accelerated vesting of 50 percent of all unvested stock options and equity awards and an extended period of up to one year after Mr. Henry's termination date to exercise all vested stock options and other equity awards, to the extent applicable; and

•	payment of premiums for medical, dental and vision benefits for 12 months after termination.
In the event a termination without cause or a resignation for good reason occurs within four and one-half months before or one year following a change of control of the Company or Mr. Henry's employment terminates due to his death or disability during such period, under the terms of the agreement, Mr. Henry will receive the severance benefits described above, but his cash severance will be increased to 18 months' base salary, he will not receive any pro-rated performance-based cash bonus and his accelerated vesting will cover all unvested stock options and other equity awards.

Under the terms of their change of control agreements our other executive officers, including the named executive officers, are entitled to receive the following compensation in the event of either a termination without cause or resignation for good reason within 12 months following a change of control, conditioned upon their execution of a full general release of all claims against the Company and continued compliance with their other post-termination obligations to the Company:

•	cash severance equal to 12 months' base salary to be paid in a lump sum;

•
accelerated vesting of all unvested stock options, RSUs and other equity awards that would otherwise vest based on continued service with the Company, except the 2014 PSU plan equity awards, which are subject to specific terms and conditions under a change of control; and

•	payment of premiums for medical, dental and vision benefits for 12 months after termination.
The following table sets forth potential payments payable to our named executive officers upon termination of employment or a change of control assuming their employment was terminated on December 31, 2014. Our compensation committee may, in its discretion, revise, amend or add to the benefits if it deems advisable.
Estimated Benefits Upon Termination Without Cause or Resignation For Good Reason

	No Change of Control				Upon Change of Control(1)
Name	Salary ($)(2)	Continuation of Healthcare Benefits or Social Payments ($)(3)	Accelerated Vesting of Stock Options and RSUs ($)(4)	Total ($)	Salary ($)(2)	Continuation of Healthcare Benefits or Social Payments ($)(3)	Accelerated Vesting of Stock Options and RSUs ($)(4)	Total ($)
Mr. Henry(5)	500,100	19,690	234,658	754,448	250,050	—	234,658	484,708
Dr. Tewksbury	—	—	—	—	425,000	13,489	40,414	478,903
Mr. Lyle	300,000(6)	—	—	300,000	675,000(6)	19,690	457,200	1,151,890
Mr. Manian(7)	—	—	—	—	—	—	—	—
Mr. Lesko	—	—	—	—	298,000	19,690	163,185	480,875
Mr. Bridges	—	—	—	—	290,100	19,690	142,424	452,214
Mr. Rhodes	—	—	—	—	280,000	14,958	145,475	440,433

(1)
The payable amounts shown in this category assume that the termination or resignation occurs within the time period specified in the applicable change of control agreement, except with respect to Mr. Henry where the payable amounts assume that a change of control of the Company occurs within four and one-half months following his termination.

(2)	These amounts are based on base salaries as of December 31, 2014, or, in the case of Mr. Henry, his base salary as of November 10, 2014.

(3)	These amounts represent the present value of post-termination medical, dental and vision insurance coverage for the named executive officers.

(4)
Represents the aggregate value of the accelerated vesting of the executive officer's unvested stock options and RSUs. The amounts shown as the value of the accelerated equity-based awards is calculated by multiplying the closing price of our common stock on December 31, 2014 of $2.53 per share, as reported by The NASDAQ Global Select Market, by the number of shares subject to accelerated vesting, less, with respect to stock options, the stock option exercise price. Outstanding options, if any, with an exercise price greater than $2.53 per share are not included in the calculation as it is assumed that these options would not be exercised.

(5)
Mr. Henry's employment terminated on November 10, 2014. The amounts shown in the "No Change of Control" columns reflect the actual severance benefits paid to Mr. Henry in connection with his termination without cause. The amounts shown in the "Upon Change of Control" columns reflect additional severance benefits that would be paid to Mr. Henry under his executive employment agreement in the event of a change of control of the Company within four and one-half months following his termination.

(6)
Includes a $300,000 retention bonus payable to Mr. Lyle on September 15, 2015 as long as he does not voluntarily terminate his employment before then, provided that if his employment is involuntarily terminated without cause or there is a change of control of the Company, then the cash bonus will become payable immediately upon such event.

(7)	Mr. Manian's employment terminated on July 23, 2014. Mr. Manian did not receive any severance benefits in connection with such termination.

Relocation Benefits and Commuting Expenses
Dr. Tewksbury joined us in November 2014. To induce his employment with us, we provided specified commuting assistance to him under the terms of his offer letter with us. Under the terms of our November 2014 offer letter with Dr. Tewksbury, we provide commuting assistance, including airfare, hotel or temporary housing and rental car reimbursement, up to a maximum of $5,000 per month, in connection with Dr. Tewksbury's travel from his personal residence to our headquarters in San Diego, California, as needed to fulfill his employment obligations. All expenses reimbursed must be in compliance with our Travel and Expense Policy.
Mr. Manian joined us in 2012. To induce his employment with us, we provided specified commuting assistance to him under the terms of his offer letter with us. Under the terms of our August 2012 offer letter with Mr. Manian, we agreed to provide commuting assistance, including temporary housing and automobile mileage reimbursement, up to a maximum of $2,000 per month, in connection with Mr. Manian's travel from his personal residence to our headquarters in San Diego, California, as needed to fulfill his employment obligations. All expenses reimbursed must be in compliance with our Travel and Expense Policy.
Mr. Lesko joined us in 2012. To induce his employment with us, we provided specified commuting assistance to him under the terms of his offer letter with us. Under the terms of our June 2012 offer letter, as amended, and commuting agreement with Mr. Lesko, we provide commuting assistance, including airfare, hotel or temporary housing and rental car reimbursement, up to a maximum of $3,000 per month, in connection with Mr. Lesko's travel from his personal residence to our headquarters in San Diego, California, as needed to fulfill his employment obligations. All expenses reimbursed must be in compliance with our Travel and Expense Policy.
Mr. Rhodes joined us in 2013. To induce his employment with us, we provided specified relocation and commuting assistance to him under the terms of his offer letter. Under the terms of our August 2013 offer letter, as amended, and our related relocation and commuting agreement with Mr. Rhodes, we provide a relocation assistance package of up to $80,000 payable towards qualified relocation expenses if he relocates to San Diego by August 30, 2015. In the event Mr. Rhodes receives reimbursement of his relocation expenses and then is terminated by us “for cause” or voluntarily terminates his employment prior to completing two years of continuous service with us, he would be required to reimburse us for all of the relocation expenses paid or reimbursed by us. If his employment is terminated for these reasons after two years but before completing three years of continuous service with us, he would be required to reimburse us for a pro-rated amount of any such relocation expenses paid or reimbursed by us. Until Mr. Rhodes relocates to San Diego, we also agreed to provide commuting assistance, including airfare, hotel or temporary housing and rental car reimbursement, up to a maximum of $4,500 per month through February 2014 and reduced to $3,500 per month thereafter, in connection with Mr. Rhodes' travel from his personal residence to our headquarters in San Diego, California, as needed to fulfill his employment obligations. All expenses reimbursed must be in compliance with our Travel and Expense Policy.
Compensation Committee Interlocks and Insider Participation
Messrs. Padval, Bailey and Tewksbury served as members of our compensation committee during the period from January 1, 2014 to November 10, 2014, at which point Dr. Tewksbury was removed from the committee because he no longer met the independence requirements for compensation committee membership once he became an employee of the Company. Mr. Padval and Mr. Bailey continued to serve on the compensation committee through the remainder of the year. No member of our compensation committee has ever been an officer or employee of the Company and no executive officer of the Company currently serves, or has served during the 2014 fiscal year, on the compensation committee or board of directors of any entity that has one or more executive officers serving as a member of our board or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES OWNERSHIP
The table below sets forth certain information known to us with respect to the number of shares of our common stock and the percentage of our outstanding common stock beneficially owned as of January 31, 2015 by (i) each individual and entity known by us to beneficially own more than five percent of our common stock, (ii) each of our directors, (iii) each executive officer who is listed on the 2014 Summary Compensation Table, or the named executive officers, and (iv) all of our current directors and executive officers as a group. The reported percentage ownership is calculated based on 90,926,396 shares outstanding as of January 31, 2015, adjusted pursuant to the rules and regulations of the SEC.

	Beneficial Ownership(1)
	Number of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Issuable Upon Exercise of Stock Options(2)	Total	Percent of Outstanding Shares
Five percent or greater shareholders
BlackRock, Inc.(3) 55 East 52nd Street New York, NY 10022	8,149,649	—	8,149,649	8.96%
Vertex Capital Advisors, LLC.(4) 825 Third Avenue, 33rd Floor New York, NY 10022	8,097,413	—	8,097,413	8.91%
Raging Capital Management, LLC(5) Ten Princeton Avenue Rocky Hill, NJ, 08553-1004	6,953,206	—	6,953,206	7.65%
Directors and named executive officers			—
Mr. Robert Bailey	42,294	89,409	131,703	*
Mr. Keith Bechard	55,294	102,178	157,472	*
Mr. William Bock	11,876	43,333	55,209	*
Mr. Lance Bridges	120,723	314,218	434,941	*
Mr. Patrick Henry	926,422(6)	1,932,781	2,859,203	3.08%
Mr. Charlie Lesko	55,569	156,750	212,319	*
Mr. David Lyle	46,257(7)	550,322	596,579	*
Mr. Vahid Manian	47,500(8)	—	47,500	*
Dr. Kenneth Merchant	131,794(9)	175,101	306,895	*
Mr. Umesh Padval	118,755	70,255	189,010	*
Mr. Matthew Rhodes	8,908	71,250	80,158	*
Dr. Theodore Tewksbury	30,294	156,075	186,369	*
All executive officers and directors as a group (14 persons)	1,595,686	3,661,672	5,257,358	5.56%
*    Less than one percent.

(1)
The information reported in this table is compiled from information that our executive officers and directors have supplied to us and through our good faith review of our stock records, which are maintained by our Transfer Agent, and Schedules 13D and 13G that are available to us from the SEC's website. Unless we have otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned by them. The beneficial ownership of shares of our common stock is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or RSUs currently exercisable or vested and issuable, or that will be exercisable or vested and issuable within 60 days of January 31, 2015, are deemed to be beneficially owned by the person holding such option or RSU for computing the percentage of ownership but are not treated as outstanding for computing the percentage of ownership of any other person.

(2)
Including shares of common stock which may be acquired through the exercise of stock options that are currently exercisable or will become exercisable within 60 days of January 31, 2015. Does not include RSUs because no RSUs are scheduled to vest within 60 days of January 31, 2015.

(3)
This information is based on the Schedule 13G filed with the SEC on January 15, 2015 by BlackRock, Inc., which reflects beneficial ownership as of December 31, 2014. BlackRock, Inc. reports that it had beneficial ownership of 8,149,649 shares of our common stock, and sole voting power with respect to 8,005,561 shares of our common stock, and sole dispositive power over 8,149,649 shares of our common stock.

(4)
This information is based on the Schedule 13D filed with the SEC on December 18, 2014 by Vertex Capital Advisors, LLC., which reflects beneficial ownership as of September 5, 2014. The 13D was filed jointly by Vertex Opportunities Fund, LP (“Vertex Opportunities”), Vertex Special Opportunities Fund II, LP (“VSO II”), Vertex Special Opportunities Fund III, LP (“VSO III”), Vertex GP, LLC (“Vertex GP”), Vertex Special Opportunities GP II, LLC (“VSO GP II”), Vertex Special Opportunities GP III, LLC (“VSO GP III”), Vertex Capital Advisors, LLC (“Vertex Capital”), and Eric Singer. Vertex Opportunities reports that it had beneficial ownership of 1,336,045 shares of our common stock, and sole voting power with respect to 1,336,045 shares of our common stock, and sole dispositive power of 1,336,045 shares of our common stock. VSO II reports that it had beneficial ownership of 3,709,327 shares of our common stock, and sole voting power with respect to 3,709,327 shares of our common stock, and sole dispositive power of 3,709,327 shares of our common stock. VSO III reports that it had beneficial ownership of 3,052,041 shares of our common stock, and sole voting power with respect to 3,052,041 shares of our common stock, and sole dispositive power of 3,052,041 shares of our common stock. Vertex Capital, as the investment manager of Vertex Opportunities, VSO II and VSO III, may be deemed the beneficial owner of the (i) 1,336,045 Shares owned by Vertex Opportunities, (ii) 3,709,327 Shares owned by VSO II and (iii) 3,052,041 Shares held in the VSO III. Vertex Capital, as the investment manager of Vertex Opportunities, VSO II and VSO III, may be deemed the beneficial owner of the (i) 1,336,045 Shares owned by Vertex Opportunities, (ii) 3,709,327 Shares owned by VSO II and (iii) 3,052,041 Shares held in the VSO III. Vertex Capital and Eric Singer report beneficial ownership of 8,097,413 shares of our common stock, and sole voting power with respect to 8,097,413 shares of our common stock, and sole dispositive power of 8,097,413 shares of our common stock.

(5)
This information is based on the Schedule 13G filed with the SEC on December 29, 2014 by Raging Capital Master Fund, Ltd., Raging Capital Management, LLC and William C. Martin which reflects beneficial ownership as of December 29, 2014. The 13G statement was filed by Raging Capital Master Fund, Ltd., a Cayman Islands exempted company (“Raging Master”), Raging Capital Management, LLC, a Delaware limited liability company (“Raging Capital”), and William C. Martin. Raging Capital is the Investment Manager of Raging Master. William C. Martin is the Chairman, Chief Investment Officer and Managing Member of Raging Capital. By virtue of these relationships, each of Raging Capital and William C. Martin may be deemed to beneficially own our common stock directly owned by Raging Master. Raging Capital reports that it had shared voting power over 6,953,206 shares of our common stock, and shared dispositive power over 6,953,206 shares of our common stock.

(6)
This information is based on a Form 4 filed by Patrick Henry on May 21, 2014, which reflects his beneficial ownership information as of that date. This is the most recent information available from Mr. Henry, whose employment with us terminated on November 10, 2014. Of these shares, 653,358 shares, 136,532 shares and 136,532 shares are held by the Patrick C. Henry and Wendy A. Henry Family Trust, the Patrick C. Henry 2007 Annuity Trust and the Wendy A. Henry 2007 Annuity Trust, respectively, of which Mr. Henry and his ex-wife, Wendy Henry, are co-trustees.

(7)	Shares are held by the Lyle Family Trust for which Mr. Lyle is a co-trustee.

(8)
This information is based on a Form 4 filed by Vahid Manian on May 21, 2014, which reflects his beneficial ownership information as of that date. This is the most recent information available from Mr. Manian, whose employment with us terminated on July 23, 2014.

(9)	Includes 1,500 shares held by Dr. Merchant’s spouse.
Equity Compensation Plan Information
The following table provides certain information as of December 31, 2014, with respect to all of our equity compensation plans in effect on that date.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by shareholders	14,257,706	$4.7088	17,956,273(3)
Equity compensation plans not approved by shareholders(4)	341,967	$5.62	1,123,154
Total	14,599,673	$4.7267	19,079,427

(1)
This amount includes shares that are issuable upon the exercise of stock options, RSUs, PSUs and other stock awards outstanding under our 2001 stock option plan, RF Magic, Inc. 2000 incentive stock plan, 2007 Plan and Directors' Plan. RSUs and PSUs issued under the 2007 Plan entitle the holder to one share of common stock for each unit that vests.

(2)
Calculated without taking into account the shares of common stock subject to outstanding RSUs and PSUs that become issuable as those units vest, without any cash consideration or other payment required for such shares.

(3)	This amount includes the following:

•
14,155,565 shares reserved for issuance under our 2007 Plan. This amount will automatically increase annually on January 1 of each year through January 1, 2017, by a number equal to the lesser of (i) five percent of the aggregate number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 7,692,307 shares of common stock, or (iii) a lesser number of shares of common stock that may be determined by our board or a duly authorized committee of our board. The number of shares reserved for issuance under our 2007 Plan may also be increased to the extent that outstanding awards under our 2001 stock option plan and the RF Magic, Inc. 2000 incentive stock plan are terminated or expire without being exercised.

•
247,692 shares reserved for issuance under our Directors' Plan. This amount will automatically increase annually on January 1 of each year through January 1, 2017, by a number equal to the excess of (i) the number of shares of our common stock subject to options granted under the plan during the preceding calendar year, over (ii) the number of shares, if any, added back to the share reserve of the plan during the preceding calendar year, unless the board designates a lesser number of shares of common stock prior to the first day of any calendar year.

•
3,553,016 shares reserved for issuance under our 2007 employee stock purchase plan. This amount will automatically increase annually on January 1 of each year through January 1, 2017, by a number equal to the lesser of (i) one-and-a-half percent of the aggregate number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 2,307,692 shares of common stock, or (iii) a lesser number of shares of common stock that may be determined by our board or a duly authorized committee of our board.

(4)
On April 8, 2012, the compensation committee approved the Inducement Plan. Shareholder approval of the Inducement Plan was not required under NASDAQ Rule 5635(c)(4). A total of 2,300,000 shares of Common Stock were reserved for the granting of inducement stock options, stock appreciation rights, restricted stock, RSUs and other awards under the Inducement Plan. To date, we have granted only stock options and RSUs. The Inducement Plan provides for the granting of stock options with exercise prices equal to the fair market value of our Common Stock on the date of grant. Options granted under the Inducement Plan generally have a ten-year term and vest over four years, with 25% of the total shares granted vesting on the first anniversary of the date of grant and the balance vesting in equal monthly installments over the remaining 36 months, subject to continued service with us. RSU awards granted under the Inducement Plan generally vest over four years in quarterly installments, subject to continued service with us. The board may suspend or terminate the Inducement Plan at any time.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

REVIEW OF RELATED PERSON TRANSACTIONS
Our board has adopted a written Related-Person Transactions Policy, which is administered by our audit committee, that sets forth our policies and procedures regarding the identification, review, consideration and oversight of any transaction or series of transactions involving more than $120,000 and in which we and one or more related persons are participating. We refer to these transactions as “related person transactions.” For purposes of our policy only, a “related person” is any executive officer, director or beneficial owner of more than five percent of our capital stock, including their immediate family members and their affiliates.
Under the policy, our audit committee must approve each related person transaction before it is consummated. In the event that it is inappropriate for the audit committee to review a related person transaction for reasons of conflict of interest or otherwise, an independent body of our board will review and provide oversight over the approval of the transaction. Each of our directors and executive officers are required to identify to the audit committee any related person transaction involving such director, executive officer or shareholder or any of their immediate family members or affiliates.
Based on its consideration of all of the relevant facts and circumstances, the audit committee will decide whether or not to approve a related person transaction and will approve only those transactions that are in our best interests and the best interests of our shareholders. If we become aware of an existing related person transaction that has not been approved under our Related-Person Transactions Policy, the matter will be referred to the audit committee and the audit committee will evaluate all options available to it, including ratification, revision or termination of the transaction.
TRANSACTIONS WITH RELATED PERSONS
On February 10, 2014 we entered into a consulting agreement with Semitech Semiconductor Pty Ltd., or Semitech, for engineering services. As compensation for such services, we paid Semitech $170,000 in 2014. Matthew Rhodes, our Senior Vice President, Global Marketing serves on the board of directors of Semitech and owns approximately 10% of the capital stock of Semitech. We believe that the transaction described above was carried out on terms that were in the aggregate no less favorable to us than those that would have been obtained by an unrelated third party in a transaction of a similar size.
Other than the foregoing transaction, since January 1, 2014, we have not entered into any related person transactions involving more than $120,000 other than transactions involving equity and other compensation, termination, change of control and other arrangements for our directors and executive officers that are described under 2014 Compensation of Non-Employee Directors, in the case of our non-employee directors, and under Executive Compensation, in the case of our executive officers.

Director Independence
As a company that is listed on The NASDAQ Global Select Market, we are required, under NASDAQ's listing standards, to maintain a board comprising a majority of “independent” members, as determined affirmatively by our board. With the assistance of legal counsel to the Company, our board reviews the applicable legal standards for board member and board committee independence as in effect from time to time, including the applicable independence requirements set forth in the applicable NASDAQ listing standards. The applicable NASDAQ listing standards provide that, in order to be considered independent, our board must determine that a director has no relationship with us, other than as a director that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making this determination, our board of directors considers all relevant facts and circumstances, including those set forth in the NASDAQ listing standards.
Our board also reviewed a summary of the answers to annual questionnaires completed by each of the non-officer directors and a report of transactions with director-affiliated persons and entities. On the basis of this review, our board affirmatively determined that, except for Mr. Henry (for the period from January 1, 2014 until his resignation from our board on November 10, 2014) and Dr. Tewksbury (but only for the period from November 10, 2014 through December 31, 2014), all individuals who served as our directors in 2014 and who will continue to serve as our directors in 2015 are independent of the Company and its management under the standards described above. Each of Mr. Henry and Dr. Tewksbury were not considered independent directors for the periods indicated above because of his employment as president and chief executive officer of the Company during such periods.

Item 14.	Principal Accountant Fees and Services
Audit and Non-Audit Fees
The following table presents the aggregate fees for professional services billed by Ernst & Young LLP for the audit of our annual financial statements for the years ended December 31, 2014 and 2013, and fees billed for other services rendered by Ernst & Young LLP during those periods. All of the fees set forth in the following table were pre-approved by our audit committee.

	Year Ended December 31,
	2014	2013
Audit fees:(1)	$1,049,457	$928,672
Audit-related fees:(2)	—	—
Tax fees:(3)	151,400	309,226
All other fees:(4)	—	—
Total	$1,200,857	$1,237,898

(1)	Audit fees were principally for audit work performed on the consolidated financial statements and internal control over financial reporting and registration statements filed with the SEC.

(2)	Audit related fees were for acquisition related due diligence associated with potential mergers and acquisitions.

(3)	Tax fees were for services related to tax compliance, tax advice and planning (domestic and international).

(4)	Ernst & Young LLP did not provide any “other services” during these periods.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Consistent with the requirements of the SEC and the Public Company Accounting Oversight Board, or PCAOB, regarding auditor independence, our audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, our audit committee has established a policy for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to the engagement of the independent registered public accounting firm for the next year's audit, management submits a list of services falling within the four categories below expected to be rendered by the firm during that year and the related fees to the audit committee for approval.

1.
Audit services include audit work performed on the financial statements, as well as work, including information systems and procedural review and testing, that is required to be performed by the independent registered public accounting firm to allow the firm to form an opinion on the Company's financial statements. Audit services also include services that only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters and statutory audits.

2.
Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and/or internal control over financial reporting or that are traditionally performed by the independent registered public accounting firm and include due diligence related to mergers and acquisitions, audits of employee benefit plans and special procedures required to meet certain regulatory requirements.

3.
Tax services include services such as tax compliance, tax planning and tax advice, as long as such services do not impair the independence of the independent registered public accounting firm and are consistent with the SEC's rules on auditor independence.

4.	All other services are those services not captured in the audit, audit-related or tax categories.
Prior to engagement, the audit committee pre-approves the independent registered public accounting firm's services within each of the four categories described above and the fees for each category are budgeted. The audit committee requires the independent registered public accounting firm and management to report actual fees versus the budgeted amount periodically throughout the year by category of services. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the audit committee requires specific pre-approval before engaging the independent registered public accounting firm.
The audit committee may delegate pre-approval authority to one or more of its members provided that such member must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting.
The audit committee has determined that the rendering of services other than audit services by Ernst & Young LLP is compatible with maintaining Ernst & Young LLP's independence.

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
15(a)(3). Exhibits.
The exhibits listed in the accompanying “Index to Exhibits” are filed with, or incorporated by reference into, this Annual Report. The exhibit numbers on the “Index to Exhibits” that are followed by an asterisk (*) indicate exhibits filed with this Annual Report. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10.1 through 10.22, 10.27 through 10.32 and 10.34 through 10.46 are management contracts or compensatory plans or arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Entropic Communications, Inc.
We have audited the accompanying consolidated balance sheets of Entropic Communications, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entropic Communications, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Entropic Communications, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 23, 2015

Entropic Communications, Inc.

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$17,307	$16,298
Marketable securities	79,397	71,922
Accounts receivable, net	27,795	30,204
Inventory	10,404	13,503
Deferred tax assets, current	—	51
Prepaid expenses and other current assets	7,337	18,739
Total current assets	142,240	150,717
Property and equipment, net	17,413	17,994
Long-term marketable securities	9,126	69,534
Intangible assets, net	33,588	47,326
Goodwill	4,688	4,688
Deferred tax assets, long-term	1,054	—
Other long-term assets	2,806	5,001
Total assets	$210,915	$295,260
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,210	$8,601
Accrued expenses and other current liabilities	10,871	6,318
Accrued payroll and benefits	8,387	7,077
Total current liabilities	26,468	21,996
Deferred rent	6,350	1,751
Other long-term liabilities	1,837	1,688
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 authorized, no shares issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 90,904 shares issued and outstanding as of December 31, 2014; 91,934 shares issued and 90,776 shares outstanding as of December 31, 2013	91	92
Additional paid-in capital	505,900	487,007
Treasury stock, 0 shares and 1,158 shares as of December 31, 2014 and 2013, respectively	—	(5,455)
Accumulated deficit	(329,906)	(212,273)
Accumulated other comprehensive income	175	454
Total stockholders’ equity	176,260	269,825
Total liabilities and stockholders’ equity	$210,915	$295,260

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Net revenues	$191,619	$259,376	$321,678
Cost of net revenues	98,368	134,974	157,675
Gross profit	93,251	124,402	164,003
Operating expenses:
Research and development	117,234	114,536	98,353
Sales and marketing	24,371	24,882	25,313
General and administrative	23,258	22,415	25,474
Amortization of intangibles	1,244	2,312	2,575
Restructuring charges	12,375	1,694	897
Impairment of assets	12,687	—	—
Total operating expenses	191,169	165,839	152,612
(Loss) income from operations	(97,918)	(41,437)	11,391
Loss related to equity method investment	—	(1,115)	(3,315)
Impairment of investment	—	(4,780)	—
Other income, net	881	1,582	601
(Loss) income before income taxes	(97,037)	(45,750)	8,677
Income tax provision	1,087	20,404	4,157
Net (loss) income	$(98,124)	$(66,154)	$4,520
Net (loss) income per share—basic	$(1.09)	$(0.73)	$0.05
Net (loss) income per share—diluted	$(1.09)	$(0.73)	$0.05
Weighted average number of shares used to compute net (loss) income per share—basic	89,783	90,494	88,164
Weighted average number of shares used to compute net (loss) income per share—diluted	89,783	90,494	90,364

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net (loss) income	$(98,124)	$(66,154)	$4,520

Other comprehensive (loss) income, net of taxes:
Change in foreign currency translation adjustment	(184)	339	37
Available-for-sale investments:
Change in net unrealized (loss) gain	(95)	(54)	227
	(279)	285	264

Comprehensive (loss) income	$(98,403)	$(65,869)	$4,784

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		Additional Paid-In-Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2011	87,160	$87	$448,440	$—	$(150,639)	$(95)	$297,793
Issuance of common stock upon exercise of stock options for cash	938	1	2,159	—	—	—	2,160
Excess tax benefit on stock option exercises	—	—	362	—	—	—	362
Stock-based compensation	—	—	14,614	—	—	—	14,614
Issuance of common stock under employee stock purchase plan	859	1	3,039	—	—	—	3,040
Release of restricted stock units	175	—	(291)	—	—	—	(291)
Issuance of common stock for compensation	35	—	203	—	—	—	203
Net income	—	—	—	—	4,520	—	4,520
Unrealized gain on marketable securities	—	—	—	—	—	227	227
Translation adjustments	—	—	—	—	—	37	37
Balance as of December 31, 2012	89,167	$89	$468,526	$—	$(146,119)	$169	$322,665
Issuance of common stock upon exercise of stock options for cash	881	1	1,504	—	—	—	1,505
Excess tax expense on stock option exercises	—	—	(2,177)	—	—	—	(2,177)
Stock-based compensation	—	—	16,774	—	—	—	16,774
Issuance of common stock under employee stock purchase plan	1,007	1	3,365	—	—	—	3,366
Release of restricted stock units	879	1	(985)	—	—	—	(984)
Purchase of treasury stock	(1,158)	—	—	(5,455)	—	—	(5,455)
Net loss	—	—	—	—	(66,154)	—	(66,154)
Unrealized loss on marketable securities	—	—	—	—	—	(54)	(54)
Translation adjustments	—	—	—	—	—	339	339
Balance as of December 31, 2013	90,776	$92	$487,007	$(5,455)	$(212,273)	$454	$269,825
Issuance of common stock upon exercise of stock options for cash	357	—	534	—	—	—	534
Stock-based compensation	—	—	17,771	—	—	—	17,771
Issuance of common stock under employee stock purchase plan	1,229	1	3,253	—	—	—	3,254
Release of restricted stock units	2,122	3	(2,670)	—	—	—	(2,667)
Purchase of treasury stock	(3,580)	—	—	(14,054)	—	—	(14,054)
Retirement of treasury stock	—	(5)	5	19,509	(19,509)	—	—
Net loss	—	—	—	—	(98,124)	—	(98,124)
Unrealized loss on marketable securities	—	—	—	—	—	(95)	(95)
Translation adjustments	—	—	—	—	—	(184)	(184)
Balance as of December 31, 2014	90,904	$91	$505,900	$—	$(329,906)	$175	$176,260

See accompanying notes to consolidated financial statements.

Entropic Communications, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net (loss) income	$(98,124)	$(66,154)	4,520
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	7,321	8,060	5,474
Amortization of intangible assets	12,113	11,910	8,403
Impairment of assets	12,687	—	—
Change in acquisition related contingent consideration liability	—	(131)	431
Deferred taxes	(27)	24,183	(3,035)
Excess tax expense on stock option exercises	—	2,177	(362)
Stock-based compensation	17,771	16,774	14,817
Amortization of premiums on investments	1,785	3,251	3,554
Provision for excess and obsolete inventory	165	3,667	394
Loss related to equity method investment	—	1,115	3,315
Impairment of investment	—	4,780	—
Loss (gain) on disposal of assets	516	(98)	(11)
Changes in operating assets and liabilities:
Accounts receivable	2,409	11,643	(7,885)
Inventory	2,934	9,225	554
Prepaid expenses and other current assets	7,440	(6,746)	7,219
Other long-term assets	897	(2,238)	(336)
Accounts payable	(1,387)	(2,777)	(181)
Accrued expenses and other current liabilities	1,809	(837)	3,609
Accrued payroll and benefits	1,384	(2,345)	3,151
Deferred rent	4,976	1,070	(416)
Other long-term liabilities	469	407	918
Net cash (used in) provided by operating activities	(24,862)	16,936	44,133
Investing activities:
Purchases of property and equipment	(12,048)	(8,333)	(9,061)
Purchases of marketable securities	(22,918)	(104,123)	(108,891)
Sales/maturities of marketable securities	73,983	111,073	150,289
Net cash used in acquisitions	—	(13,025)	(84,806)
Net cash provided by (used in) investing activities	39,017	(14,408)	(52,469)
Financing activities:
Net proceeds from the issuance of equity plan common stock, net of withholding tax	1,121	3,886	4,909
Excess tax (expense) benefit on stock option exercises	—	(2,177)	362
Purchase of treasury stock	(14,054)	(5,455)	—
Net cash (used in) provided by financing activities	(12,933)	(3,746)	5,271
Net effect of exchange rates on cash	(213)	310	78
Net increase (decrease) in cash and cash equivalents	1,009	(908)	(2,987)
Cash and cash equivalents at beginning of period	16,298	17,206	20,193
Cash and cash equivalents at end of period	$17,307	$16,298	$17,206
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$775	$1,329	$6,060
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
The accompanying audited consolidated financial statements include all adjustments, consisting of normal recurring accruals, which we consider necessary for a fair presentation of the financial position and results of operations for the periods presented.
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

Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to hedge non-functional currency risks and to guarantee a minimum fixed price in local currency. Our accounting policies for derivative financial instruments are based on the criteria for designation of a hedging transaction as an accounting hedge, either as a cash flow or fair value hedge. A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from derivatives designated as fair value accounting hedges generally offset changes in the values of the hedged assets or liabilities over the life of the hedge. We recognize gains and losses on derivatives that are not currently designated as hedges for accounting purposes in earnings in other income, net. As of December 31, 2014 and 2013, we had no derivative instruments designated as accounting hedges. As such, all gains and losses on derivatives for the years ended December 31, 2014 and 2013 were recognized in earnings.
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
We provide rebates on our products to certain customers. At the time of the sale, we accrue 100% of the potential rebate as a reduction to net revenue and, based on our historical experience rate, do not apply a breakage factor. The amount of these reductions is based upon the terms included in various rebate agreements. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end or when we believe unclaimed rebates are no longer subject to payment and will not be paid. For the years ended December 31, 2014, 2013 and 2012, we reduced net revenue by $2.8 million, $2.0 million and $0.7 million, respectively, in connection with our rebate programs.
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
We maintain cash and cash equivalent accounts with Federal Deposit Insurance Corporation, or FDIC, insured financial institutions. In addition, certain of the our interest bearing collateral money market and savings accounts are each insured up to $250,000 by the FDIC. Our exposure for amounts in excess of FDIC insured limits at December 31, 2014 was $16.8 million. We have not experienced any losses in such accounts.

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
Deferred Compensation
In June 2011, we implemented a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of December 31, 2014, we had marketable securities totaling $0.3 million related to investments in equity securities that are held in a rabbi trust under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.3 million at December 31, 2014, all of which was classified as non-current liabilities and is recorded in the consolidated balance sheets under other long-term liabilities.
Marketable Securities
We account for marketable securities by determining the appropriate classification of such securities at the time of purchase and reevaluating such classification as of each balance sheet date. As of December 31, 2014, we had classified $0.3 million of bank and time deposits and $0.3 million held under our non-qualified deferred compensation plan as trading securities. Trading securities are bought and held principally for the purpose of selling in the near term and are reported at fair value, with unrealized gains and losses included in earnings. All other marketable securities were classified as available-for-sale. Cash equivalents and available-for-sale marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders' equity, net of tax. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations.
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
Allowance for Doubtful Accounts
We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, we will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based upon specific identification, industry and geographic concentrations, the current business environment and our historical experience. We recorded no allowance for doubtful accounts as of December 31, 2014 and December 31, 2013.
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

We make estimates about future customer demand for our products when establishing the appropriate reserve for excess and obsolete inventory. We write down inventory that has become obsolete or unmarketable by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. Inventory write downs are a component of our product cost of goods sold. For the years ended December 31, 2014, 2013 and 2012, we recorded net charges for excess and obsolete inventory of $0.2 million, $3.7 million and $0.4 million, respectively.
Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (three to seven years), except leasehold improvements and software which are amortized over the lesser of the estimated useful lives of the asset or the remaining lease/license term.
Goodwill and Intangible Assets
We record goodwill and other intangible assets based on the fair value of the assets acquired. In determining the fair value of the assets acquired, we utilize accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. We use the discounted cash flow method to estimate the value of intangible assets acquired. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages.
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
Investment in a Privately Held Company
Through the second quarter of 2013, we had accounted for our investment in Zenverge, Inc., or Zenverge, a privately held company, under the equity method of accounting since we had exercised significant influence over the entity until this time as a result of our Chief Executive Officer, or CEO, serving as a member of Zenverge's board of directors, but we did not have the elements of control that would require consolidation. The rights of the other investors were both protective and participating. Unless we were determined to be the primary beneficiary, these rights precluded us from consolidating the investment. The investment was recorded initially at cost as an investment in Zenverge, and subsequently was adjusted for equity in net income and cash contributions and distributions. As described in Note 2, in June 2013, we recorded an impairment charge of $4.8 million relating to our investment. During the quarter ended December 31, 2014, Zenverge was sold, and we received no proceeds.
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
Our stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using either the Black-Scholes option pricing model for stock options with service-based vesting, Monte Carlo simulations for awards with market-based vesting, or the grant date fair value of the stock on the date of the grant for RSUs, and is recognized as an expense over the employee's requisite service or performance period, as applicable. In June 2014, we granted performance stock units, or PSUs, to certain members of our executive management team which vest over a three year period, subject to performance of our stock price (see Note 6). In July 2013, we granted performance based equity awards which vest over a 15 month period, or earlier upon the achievement of certain milestones (see Note 3). These awards fully vested prior to the achievement of the milestones. The stock-based compensation expense attributable to awards under our 2007 Employee Stock Purchase Plan, or ESPP, was determined using the Black-Scholes option pricing model.
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
In August 2014, the FASB issued guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We expect to adopt this guidance on January 1, 2017. We do not expect the adoption of this guidance to have any impact on our financial position, results of operations or cash flows.
There have been no other recent accounting standards, or changes in accounting standards, during the year ended December 31, 2014, that are of material significance, or have potential material significance, to us.

2.	Supplemental Financial Information
Marketable Securities
We have marketable securities and financial instruments that are classified as either available-for-sale or trading securities. As of December 31, 2014, our short-term investment portfolio included $0.3 million of trading securities invested in a defined set of mutual funds directed by the participants in our non-qualified deferred compensation plan. As of December 31, 2014 these securities had net unrealized gains of $61,000 and a cost basis of $0.3 million. As of December 31, 2014, our short-term investment portfolio also included $0.3 million of trading securities invested in principal and interest guaranteed bank and time deposit accounts.
The following tables summarize available-for-sale investments by security type as of December 31, 2014 and December 31, 2013 (in thousands):

	As of December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate notes/bonds, short-term	78,828	21	(30)	78,819
Corporate notes/bonds, long-term	9,153	—	(27)	9,126
Total	$87,981	$21	$(57)	$87,945

	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper	$7,493	$1	$—	$7,494
Corporate notes/bonds	63,591	48	(3)	63,636
Total marketable securities, short-term	71,084	49	(3)	71,130
Corporate notes/bonds, long-term	67,526	51	(43)	67,534
U.S. treasury and agency notes/bonds, long-term	2,000	—	—	2,000
Total	$140,610	$100	$(46)	$140,664

Realized gains on our available-for-sale securities for the years ended December 31, 2014 and 2013 were $3,000 and $50,000, respectively. As of December 31, 2014, we had no available-for-sale securities that had been in a continuous unrealized loss position for a period greater than 12 months.
We assess our marketable securities for impairment under the guidance provided by ASC Topic 320. Accordingly, we review the fair value of our marketable securities at least quarterly to determine if declines in the fair value of individual securities are other-than-temporary in nature. If we believe the decline in the fair value of an individual security is other-than-temporary, we write-down the carrying value of the security to its estimated fair value, with a corresponding charge against operations. To determine if a decline in the fair value of an investment is other-than-temporary, we consider several factors, including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value. The unrealized losses related to our marketable securities held as of December 31, 2014 and December 31, 2013 were primarily caused by recent fluctuations in market interest rates, and not the credit quality of the issuer, and we have the ability and intent to hold these securities until a recoveries of fair value, which may be at maturity. As a result, we do not believe these securities to be other-than-temporarily impaired as of December 31, 2014.
The following table summarizes the contractual maturities of our available-for-sale securities (in thousands):

As of December 31,
2014
Less than one year	$78,819
Due in one to five years	9,126
Due after five years	—
$87,945
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
Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no assets classified as Level 3 instruments. There were no transfers between different levels during the year ended December 31, 2014.

The fair value measurements of our cash equivalents, marketable securities, employee stock-based compensation guarantees and non-qualified deferred compensation plan consisted of the following as of December 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,006	$3,006	$—	$—
Short-term investments:
Corporate notes/bonds	78,819	—	78,819	—
Mutual funds	322	322	—	—
Bank and time deposits	256	256	—	—
Long-term investments:
Corporate notes/bonds	9,126	—	9,126	—
Total assets at fair value	$91,529	$3,584	$87,945	$—

Liabilities:
Employee stock-based compensation guarantees	$13	$—	$—	$13
Non-qualified deferred compensation plan	322	322	—	—
Total liabilities at fair value	$335	$322	$—	$13

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,503	$6,503	$—	$—
Short-term investments:
Commercial paper	7,494	—	7,494	—
Corporate notes/bonds	63,636	—	63,636	—
Mutual funds	352	352	—	—
Bank and time deposits	440	440	—	—
Long-term investments:
Corporate notes/bonds	67,534	—	67,534	—
U.S. treasury and agency notes/bonds	2,000	—	2,000	—
Total assets at fair value	$147,959	$7,295	$140,664	$—

Liabilities:
Employee stock-based compensation guarantees	77	—	—	77
Non-qualified deferred compensation plan	352	352	—	—
Total liabilities at fair value	$429	$352	$—	$77

The following table represents the change in level 3 liabilities which relate to employee stock-based compensation guarantees (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Employee stock-based compensation guarantees
Liability as of December 31, 2013	$77
Adjustments to fair value	88
Payments	(152)
Liability as of December 31, 2014	$13
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
Nonrecurring Fair Value Measurements
We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a non-monetary exchange, operating lease termination liabilities and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the year ended December 31, 2013, we determined that we had incurred an other-than-temporary impairment of our investment in Zenverge, a privately held company, and we wrote off the remainder of the investment of $4.8 million.
During the year ended December 31, 2014, accrued restructuring costs of $1.3 million related to operating lease terminations from our June and November 2014 restructuring activity were valued using a discounted cash flow model using internal estimates and assumptions. Significant assumptions used in determining the amount of the estimated liability include the estimated liabilities for future rental payments on vacant facilities as of their respective cease-use dates and the discount rate utilized to determine the present value of the future expected cash flows. If our assumptions regarding early terminations and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses or gains in our consolidated statements of operations. Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

In connection with the November 2014 restructuring plan, we evaluated the carrying value of our intangible and long-lived assets as of September 30, 2014 and during the quarter ended December 31, 2014. We recorded $12.7 million in asset impairment charges during the year ended December 31, 2014 related to assets for which the carrying value may not be recoverable based upon our estimated future cash flows.
We performed an analysis of our licensed intellectual property utilized in the production and development of the set-top box system-on-a-chip, or STB SoC, assets, and because the majority of these technology licenses are not transferable and will have no useful applications for our remaining operations, we recorded an impairment charge of $6.4 million during the year ended December 31, 2014 related to these licenses to reduce the carrying value of each affected asset to $0. Related to these licenses, we accrued $0.9 million as of December 31, 2014 related to contractually committed payments for the licensed intellectual property for which we will receive no future benefit. We additionally reviewed the in-process research and development, or IPR&D, related to the STB SoC assets and determined that the technology related to certain of these assets will not be utilized in the foreseeable future and has no alternative future use to our remaining operations, and we recorded an impairment charge of $1.6 million to reduce the carrying value of the IPR&D to $0.
Inventory
The components of inventory were as follows (in thousands):

	December 31, 2014	December 31, 2013
Work in process	$5,432	$7,697
Finished goods	4,972	5,806
Total inventory	$10,404	$13,503
Property and Equipment
Property and equipment consisted of the following (in thousands, except for years):

	Useful Lives (in years)	December 31, 2014	December 31, 2013
Office and laboratory equipment	5	$21,538	$24,162
Computer equipment	3 - 5	7,015	7,165
Furniture and fixtures	3 - 7	2,630	2,353
Leasehold improvements	Lease term	7,168	7,042
Software	1 - 3	4,987	4,726
Construction in progress		275	487
		43,613	45,935
Accumulated depreciation		(26,200)	(27,941)
Property and equipment, net		$17,413	$17,994
Depreciation expense for the years ended December 31, 2014 and 2013 was $7.3 million and $8.1 million, respectively.

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
Additionally, during the second quarter of 2013, our preferred stock investment was converted into common stock based on the terms of a financing in which Zenverge raised additional funds where we did not participate. We then reviewed the available information to determine if our investment in Zenverge's common stock had indicators of possible impairment. As a result of the liquidation preferences held by the remaining preferred stockholders, we concluded that our common stock investment did not have any value and as a result, we had incurred an other-than-temporary impairment of our investment in Zenverge in June 2013, and we wrote off the remainder of the investment of $4.8 million. During the quarter ended December 31, 2014, Zenverge was sold, and we received no proceeds.
Accrued Warranty
The following table presents a roll forward of our product warranty liability, which is included within accrued expenses and other current liabilities in the consolidated balance sheets (in thousands):

	Years Ended December 31,
	2014	2013
Beginning balance	$50	$448
Accruals for warranties issued during the period	103	135
Settlements made during the period	(43)	(35)
Change in estimated warranty rate	—	(445)
Expirations	(67)	(53)
Ending balance	$43	$50
Accrued Bonuses
During the year ended December 31, 2014 we received approval from our board of directors to allocate $1.0 million on a discretionary basis to participants in the management bonus plan. The payment of the bonus is entirely discretionary and is not tied to achievement of any operational, financial or business metrics. As of December 31, 2014 we had accrued $1.0 million for these management bonuses which will be paid in 2015.
We maintained a discretionary management bonus plan in 2013. The potential bonus payments made under our plan were based significantly on the achievement of operational, financial and business development objectives for the calendar year. As of December 31, 2013, no management bonuses were accrued or paid under this plan since the operational, financial and business development objectives were not met in 2013.

Restructuring Activity
In November 2014, our Board of Directors approved the implementation of a corporate restructuring plan. The restructuring plan included discontinuing the development of new STB SoC products and the reduction, closure or consolidation of several global facilities which were primarily involved in the development of new STB SoC products, including facilities located in Shanghai, China; Belfast, Northern Ireland; and San Jose, California. Approximately 200 positions will be eliminated in connection with the restructuring plan, representing about 40% of our work force.
In June 2014, we announced a corporate restructuring plan. The restructuring plan included the reduction, closure or consolidation of several global facilities including facilities located in Austin, Texas; India; Taiwan and Israel. Approximately 150 positions were eliminated in connection with the restructuring plan, which represented about 23% of our work force as of June 30, 2014.
In connection with these plans, we expect to incur total employee related charges of approximately $11.7 million consisting of severance, retention and relocation costs. During the year ended December 31, 2014 we incurred $10.7 million in employee related charges and we expect to incur an additional $1.0 million of employee related charges during 2015.
Our restructuring plans also include reducing capacity at, or vacating, certain facilities and terminating operating leases and other contracts. We record these expenses as restructuring costs in the period when we cease to use rights conveyed by the related contract. Additionally, costs such as attorney fees incurred as a result of this activity will be charged as restructuring costs as they are incurred. We expect to incur a total of $2.1 million in facility exit costs and $0.4 million in contract termination costs. During the year ended December 31, 2014 we incurred $1.3 million in facility exit costs and $0.4 million in contract termination costs, and we expect to incur an additional $0.8 million of facility exit costs during 2015.
In connection with the restructuring we have recorded $12.7 million in asset impairment charges related to assets for which the carrying value may not be recoverable based upon our estimated future cash flows.
Further, as a result of the restructuring plan, we no longer intend to permanently reinvest the undistributed earnings of certain foreign subsidiaries. No tax on the undistributed earnings has been provided for as we maintain a full valuation allowance against our deferred tax assets.
Total cash payments related to the restructuring plans are expected to be approximately $14.2 million. As of December 31, 2014, $8.3 million in cash payments had been made in connection with the plans.
In order to rebalance our operations in an attempt to leverage synergies from our acquisitions and to refine our business operations, we implemented two operational restructuring plans in 2012 and 2013. As a result of these activities, we recorded a restructuring charge of $1.7 million in the year ended December 31, 2013. This plan resulted in a reduction of our personnel by 66 employees or approximately 10% of our workforce. In November 2012, we incurred a restructuring charge of $0.9 million, which resulted in a reduction of our personnel by 40 employees or approximately 6% of our workforce.
The above costs are recorded in the "Restructuring charges" line of our consolidated statements of operations.

The following table presents a rollforward of our restructuring liability as of December 31, 2014 which is included in accrued expenses and other current liabilities and accrued payroll and benefits in our consolidated balance sheets (in thousands):

	Operating Lease Commitments	Employee Separation Expenses	Cancelled Contract Obligation	Total
Liability as of January 1, 2012	$—	$—	$—	$—
Restructuring charges	—	897	—	897
Cash payments	—	(363)	—	(363)
Liability as of December 31, 2012	—	534	—	534
Restructuring charges	—	1,694	—	1,694
Cash payments	—	(2,228)	—	(2,228)
Liability as of December 31, 2013	—	—	—	—
Restructuring charges	1,320	10,654	401	12,375
Non-cash charges	403	—	—	403
Cash payments	(221)	(8,100)	—	(8,321)
Liability as of December 31, 2014	$1,502	$2,554	$401	$4,457
Deferred Compensation
We have a non-qualified deferred compensation plan that permits certain key employees to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. At December 31, 2014, we had marketable securities totaling $0.3 million related to investments in equity securities that are held in a rabbi trust established under our non-qualified deferred compensation plan. The total related deferred compensation liability was $0.3 million at December 31, 2014, all of which was classified as a non-current liability and recorded in our consolidated balance sheets under other long-term liabilities.
Purchase Commitments
We had firm purchase order commitments for the acquisition of inventory as of December 31, 2014 and December 31, 2013 of $17.0 million and $16.8 million, respectively.

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
In connection with the completion of the Mobius transaction, certain Mobius personnel entered into employment arrangements with Entropic. On July 18, 2013 we granted RSUs for an aggregate 3.2 million shares of common stock as long-term retention grants to certain employees of Mobius who joined Entropic. The RSUs had an estimated value of $14.0 million on the grant date. The terms of the RSUs for approximately 0.9 million of the 3.2 million RSUs provided for full vesting upon either the achievement of certain milestones or over a 15 month period through August 2014 and the remaining 2.3 million RSUs vest over a 3 year period ending August 2016. These RSUs are being accounted for as compensation expense over the vesting periods. The 0.9 million RSUs fully vested in August 2014 based on their 15 month vesting period and prior to the achievement of the performance based milestones.

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
Under the purchase method of accounting, the identifiable net assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values. In the determination of the fair value of the IPR&D various factors were considered, such as future revenue contributions, additional licensing costs associated with the underlying technology, and contributory asset charges. The fair value of the IPR&D was calculated using an income approach and the rate utilized to discount net future cash flows to their present values was based on a weighted average cost of capital of 21%. This discount rate was determined after considering our cost of debt adjusted for a risk premium that market participants would require in an investment in companies that are at similar stages of development as Mobius.
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

*Upon completion of the project, we began amortizing the related developed technology asset over its estimated useful life.

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

*Upon completion of each project, we began amortizing the related developed technology asset over its estimated useful life. Where projects were abandoned or the forecast of the project indicated that the fair value was less than the carrying amount, we wrote down the related IPR&D asset.
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

On April 12, 2012, we completed our acquisition of assets from Trident's STB business and recognized $4.0 million of goodwill in connection with the acquisition. During the year ended December 31, 2013, we finalized the acquisition related hold back payments with Trident. The finalization of these amounts resulted in a decrease to goodwill of $0.7 million. As of December 31, 2014, the goodwill related to the acquisition of Trident was $3.3 million.
Intangible assets consisted of the following (in thousands, except for years):

	Estimated Useful Life (in years)	As of December 31, 2014
		Gross	Accumulated Amortization	Net
Developed technology	4	$43,475	$(26,294)	$17,181
In-process research and development	*	12,136	—	12,136
Customer relationships	7	6,800	(2,551)	4,249
Non-compete agreement	2	103	(81)	22
Total intangible assets		$62,514	$(28,926)	$33,588

	Estimated Useful Life (in years)	As of December 31, 2013
		Gross	Accumulated Amortization	Net
Developed technology	4	$43,475	$(15,426)	$28,049
In-process research and development	*	13,761	—	13,761
Customer relationships	7	6,800	(1,579)	5,221
Non-compete agreement	2	1,603	(1,308)	295
Customer backlog	1	2,000	(2,000)	—
Total intangible assets		$67,639	$(20,313)	$47,326

*Upon completion of each project, the related IPR&D asset will be amortized over its estimated useful life. If any of the projects are abandoned or the forecast of the project indicates that the fair value is less than the carrying amount, we will be required to write down the related IPR&D asset.
Amortization expense related to intangible assets was recorded as follows in our consolidated statements of operations (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of revenues	$10,869	$9,598	5,828
Amortization of intangibles	1,244	2,312	2,575
Total amortization expense	$12,113	$11,910	$8,403
As of December 31, 2014, the estimated future amortization expense of intangible assets is as follows, excluding in-process research and development intangible assets that have not reached technological feasibility (in thousands):

Years Ending December 31,	Estimated Amortization
2015	$11,863
2016	6,013
2017	2,242
2018	971
2019	363
Thereafter	—
$21,452

In connection with the November 2014 restructuring plan discussed in Note 2, we evaluated the carrying value of our intangible and long-lived assets as of September 30, 2014 and during the quarter ended December 31, 2014. We performed an analysis of our licensed intellectual property utilized in the production and development of STB SoC assets, and because the majority of these technology licenses are not transferable and will have no useful applications for our remaining operations, we recorded an impairment charge of $6.4 million during the year ended December 31, 2014 related to these licenses to reduce the carrying value of each affected asset to $0. Related to these licenses, we accrued $0.9 million as of December 31, 2014 related to contractually committed payments for the licensed intellectual property for which we will receive no future benefit. We additionally reviewed the IPR&D related to the STB SoC assets and determined that the technology related to certain of these assets will not be utilized in the foreseeable future and has no alternative future use to our remaining operations, and we recorded an impairment charge of $1.6 million to reduce the carrying value of the IPR&D to $0.
The impairment charges were recorded in "Impairment of Assets" in our consolidated statements of operations for the year ended December 31, 2014.

5.	Commitments and Contingencies
We have multiple operating leases for facilities and software license agreements expiring through 2022. The terms of certain leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the respective lease periods and have accrued for rent expense incurred, but not paid. As of December 31, 2014, we had no outstanding capital leases.
The minimum future payments under all non-cancellable operating leases with an initial term of one year or more as of December 31, 2014 were as follows (in thousands):

Years Ending December 31,
2015	$12,301
2016	8,955
2017	4,066
2018	3,318
2019	3,277
Thereafter	7,196
$39,113
Operating lease expense for the years ended December 31, 2014, 2013 and 2012 was $22.7 million, $17.7 million and $12.4 million, respectively.

6.	Stockholders' Equity
Common Stock
We had 200,000,000 shares of common stock authorized and 90,904,000 shares of common stock issued and outstanding as of December 31, 2014.
Preferred Stock
We are authorized to issue 10,000,000 shares of undesignated preferred stock at $0.001 par value per share. Our board of directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock. As of December 31, 2014, no preferred stock was outstanding.

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
During the year ended December 31, 2014, $14.1 million of purchases were made under this program. Total purchases made under this program were $19.5 million as of December 31, 2014. All of the 4.7 million shares purchased under the program were retired in the quarter ended December 31, 2014.
Equity Incentive Plans
We have in effect equity compensation plans under which incentive stock options, non-qualified stock options and restricted stock units have been granted to employees, directors and consultants to purchase shares of our common stock at a price not less than the fair market value of the stock at the date of grant except in the event of a business combination.
2012 Inducement Award Plan
Our 2012 Inducement Award Plan became effective April 8, 2012. This plan provides for the grant of non-statutory stock options, restricted stock awards, RSUs, stock appreciation rights and other stock awards to eligible new employees or directors not previously employed by us. As of December 31, 2014, there were 2,300,000 shares of common stock reserved under the 2012 Inducement Award Plan.
2007 Equity Incentive Plan
Our 2007 Equity Incentive Plan, or the 2007 Plan, became effective upon the execution of the underwriting agreement in connection with our initial public offering and replaced our 2001 Stock Option Plan, or the 2001 Plan. The 2007 Plan provides for the grant of incentive and non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, or collectively Stock Awards. As of December 31, 2014, there were 34,484,000 shares of common stock reserved under the 2007 Plan. This share amount is automatically increased by the amount equal to the number of shares subject to any outstanding option under the 2001 Plan that expires or is forfeited following the date that the 2007 Plan became effective. In addition, the share reserve will automatically increase on January 1 of each year through 2017 by the lesser of 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, 7,692,000 shares of common stock, or a lesser amount of shares of common stock to be determined by the board of directors prior to the first day of the calendar year. Our board of directors may amend or terminate the 2007 Plan at any time. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to 10 years from the grant date. In January 2015, 4,545,000 shares of common stock, which was 5% of the outstanding shares of common stock as of December 31, 2014, were added to the 2007 Plan.

2007 Non-Employee Directors’ Plan
Our 2007 Non-Employee Directors’ Plan, or Directors’ Plan, became effective upon the execution of the underwriting agreement in connection our initial public offering. As of December 31, 2014, an aggregate of 813,000 shares of common stock were reserved under the Directors' plan. This share amount will automatically increase on January 1 of each year through 2017 by an amount equal to the excess of: the number of shares subject to options granted during the preceding calendar year, over the number of shares, if any, added back to the share reserve during the preceding calendar year. Upon election to our board of directors, each non-employee director will receive an initial grant of a non-qualified option to purchase 51,000 shares of our common stock, which will vest in 48 equal monthly installments. Further, non-employee directors receive an automatic annual grant of a non-qualified option to purchase 13,000 shares of common stock, which will vest in twelve equal monthly installments. The exercise price of any options granted to a non-employee director under the Directors’ Plan is equal to the fair market value of our common stock on the date of the grant. The Directors’ Plan provides that options granted under the plan will become fully vested and exercisable in the event of a change of control. In January 2015, 60,000 shares of common stock, which was equal to the number of shares subject to grants made under the Directors’ Plan in 2014, less the shares added back from cancellations, were added to the Directors’ Plan.
2007 Employee Stock Purchase Plan
Under the terms of our ESPP, all eligible employees may purchase shares of common stock at 85% of the lower of the fair market value on the first date of each twelve-month offering period or the purchase date. Employees may authorize us to withhold up to 15% of their compensation during any offering period, subject to certain limitations, to purchase shares of our common stock under the ESPP. The ESPP authorized up to 8,879,000 shares of common stock for purchase by our employees as of December 31, 2014. The ESPP share reserve will automatically increase on January 1 of each year through 2017 by the lesser of 1.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, 2,308,000 shares of common stock, or a lesser amount of shares of common stock to be determined by our board of directors prior to the first day of the calendar year. In January 2015, 1,364,000 shares of common stock, which was 1.5% of the outstanding shares of common stock as of December 31, 2014, were added to the ESPP.
Combined Incentive Plan Activity
A summary of our stock option award activity and related information under our existing incentive plans for the years ended December 31, 2014, 2013 and 2012 is set forth below.

	(in thousands, except per share data)
	Number of Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	11,071	$4.55	$16,171
Granted	1,497	5.03
Exercised	(938)	2.30
Cancelled/forfeited/expired	(1,016)	5.31
Outstanding as of December 31, 2012	10,614	4.74	$14,069
Granted	1,166	4.16
Exercised	(880)	1.71
Cancelled/forfeited/expired	(1,245)	5.93
Outstanding as of December 31, 2013	9,655	4.80	$8,072
Granted	1,072	3.63
Exercised	(357)	1.50
Cancelled/forfeited/expired	(1,089)	5.34
Outstanding as of December 31, 2014	9,281	4.73	$1,313

The weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2014, 2013 and 2012 was $2.35, $2.97 and $3.52, respectively. Stock-based compensation expense associated with stock options related to employees for the years ended December 31, 2014, 2013 and 2012 was $6.0 million, $7.3 million and $8.6 million, respectively. The weighted average remaining contractual term of options outstanding as of December 31, 2014 was 4.5 years. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.6 million, $2.5 million and $3.2 million, respectively. Option exercises were settled with shares of common stock.
As of December 31, 2014, outstanding options to purchase 7,668,000 shares were exercisable with a weighted average exercise price of $4.80 per share and an aggregate intrinsic value of $1.3 million. The weighted average remaining contractual term of options exercisable as of December 31, 2014 was 4.0 years.
During the year ended December 31, 2014, 1,229,000 shares of our common stock were purchased through the ESPP which resulted in proceeds to us of $3.3 million. Stock based compensation expense associated with the ESPP plan for the years ended December 31, 2014, 2013 and 2012, was $1.3 million, $1.4 million and $2.2 million, respectively.
Restricted stock unit activity for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands, except per share data):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2011	626	$7.55
Restricted stock units granted	3,064	4.52
Restricted stock units cancelled	(261)	5.27
Restricted stock units vested	(245)	6.76
Balance at December 31, 2012	3,184	4.88
Restricted stock units granted	5,472	4.31
Restricted stock units cancelled	(722)	4.64
Restricted stock units vested	(1,105)	4.38
Balance at December 31, 2013	6,829	4.49
Restricted stock units granted	1,926	3.34
Restricted stock units cancelled	(1,751)	4.09
Restricted stock units vested	(3,083)	4.50
Balance at December 31, 2014	3,921	4.09
Stock based compensation expense associated with the above restricted stock unit awards for the years ended December 31, 2014, 2013 and 2012 was $10.3 million, $8.1 million and $3.8 million, respectively.
During the year ended December 31, 2014, 1.6 million PSUs were granted to certain members of the executive management team. The PSUs will be earned, if at all, based on our total shareholder return compared to that of a determined market index and over a three year performance period. The PSUs will vest between 0% and 300% with the full vesting of 1.6 million shares earned only if our stock price achieves a 90th percentile or higher ranking compared to the market index and the recipients of the PSUs remain employed through each measurement period. No shares are vested below a 30th percentile ranking and approximately 0.5 million shares will vest upon the attainment of a 50th percentile ranking, with vesting beginning at the 30th percentile floor. A portion of the shares vest annually upon the achievement of the targets measured at two interim measurement periods.

Performance stock unit activity for the year ended December 31, 2014 was as follows (in thousands, except per share data):

	Performance Stock Units Outstanding
	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Balance at December 31, 2013	—	$—
Performance stock units granted	1,610	3.34
Performance stock units cancelled	(212)	3.34
Balance at December 31, 2014	1,398	3.34
Stock based compensation expense associated with the above performance stock unit awards for the year ended December 31, 2014 was $0.2 million.
As of December 31, 2014, we had 19,079,000 authorized shares available for future issuance under all of our equity incentive plans.
Stock-Based Compensation
Stock-based compensation expense recognized in our statements of operations for the years ended December 31, 2014, 2013 and 2012 includes compensation expense for stock-based options and awards based on the grant date fair value. For options and awards granted with service-based vesting, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
We allocated stock-based compensation expense as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of net revenues	$429	$861	$828
Research and development	10,707	9,829	7,428
Sales and marketing	2,164	1,885	2,288
General and administrative	4,471	4,199	4,273
Total stock-based compensation expense	$17,771	$16,774	$14,817
Equity Incentive Plans
As part of our continual evaluation of the calculation of our stock-based compensation expense, we reviewed and updated our forfeiture rate, expected term and volatility assumptions during the year ended December 31, 2014 and there was no significant impact. The risk-free interest rate is based on zero coupon U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. Through June 30, 2013, we used a combination of our historical experience, the contractual term and the average option term of a comparable peer group to determine the expected life of our option grants. The peer group historical term was used due to the limited trading history of our common stock. The estimated volatility incorporated historical volatility of similar entities whose share prices are publicly available. Effective July 1, 2013, we no longer incorporated peer group data in determining our expected life and volatility assumptions since we have sufficient trading history. The expected dividend yield was based on our expectation of not paying dividends on common stock for the foreseeable future.

The total fair value of options and awards vested for each of the years ended December 31, 2014, 2013 and 2012 was $20.3 million, $12.7 million and $12.1 million, respectively. The fair value of stock options granted to employees and directors was estimated at the grant date using the following assumptions:

Years Ended December 31,
	2014	2013	2012
Expected life (years)	5.4 - 5.5	5.3 - 5.4	5.1 - 5.3
Risk-free interest rate	1.7% to 1.9%	0.8% to 1.5%	0.7% - 1.1%
Expected volatility	63% to 85%	89% to 90%	89% to 90%
Expected dividend yield	—	—	—
As of December 31, 2014, we estimated there were $14.6 million in total unrecognized compensation costs related to employee equity incentive agreements, which are expected to be recognized over a weighted-average period of 1.1 years.
For the years ended December 31, 2014, 2013 and 2012, the fair value of expected shares to be issued under the ESPP was estimated using the following assumptions:

Years Ended December 31,
	2014	2013	2012
Expected life (years)	0.5 to 1.0	0.5 to 1.0	0.5 to 1.0
Risk-free interest rate	0.05% to 0.12%	0.08% to 0.19%	0.05% to 0.22%
Expected volatility	35% to 55%	39% to 84%	58% to 100%
Expected dividend yield	—	—	—
As of December 31, 2014 we estimated there were $0.5 million of unrecognized compensation costs related to the shares expected to be purchased through the ESPP, which are expected to be recognized over a remaining weighted-average period of 0.4 years.
Shares Reserved for Future Issuance
The following shares of common stock are reserved for future issuance (in thousands):

	As of December 31,
	2014	2013
Exercise of stock awards issued and outstanding	14,600	16,484
Authorized for grants under equity incentive plans	19,079	15,904
Total	33,679	32,388

7.     Net (Loss) Income Per Common Share
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

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net (loss) income—basic and diluted	$(98,124)	$(66,154)	$4,520
Denominator:
Weighted average number of shares of common stock outstanding—basic	89,783	90,494	88,164
Effect of dilutive securities:
ESPP shares	—	—	68
Stock award common share equivalents	—	—	2,132
Weighted average number of shares of common stock outstanding—diluted	89,783	90,494	90,364
Net (loss) income per share—basic	$(1.09)	$(0.73)	$0.05
Net (loss) income per share—diluted	$(1.09)	$(0.73)	$0.05
For the years ended December 31, 2014, 2013 and 2012, potentially dilutive stock options and RSUs for 16.2 million, 15.2 million and 6.1 million shares of our common stock, respectively, were outstanding but not included in the diluted net (loss) income per share calculations because they would be antidilutive.

8.	Derivative Instruments
Certain of our foreign operations have expenses transacted in currencies other than the U.S. dollar. In order to mitigate foreign currency exchange risk, we use forward contracts to lock in exchange rates associated with a portion of our forecasted international expenses. Our policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in other income, net. We use quoted prices to value our derivative instruments. During the year ended December 31, 2014 and 2013, we recorded a (loss) gain of $(0.2) million and $0.2 million, respectively, related to these fair value hedging contracts. As of December 31, 2014, we had outstanding contracts to purchase $5.2 million of Chinese yuan which settle during the course of the next 12 months.

9.	Income Taxes
The domestic and international components of (loss) income before provision from income taxes are presented as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Domestic	$(100,086)	$(49,537)	$6,583
International	3,049	3,787	2,094
(Loss) income before taxes	$(97,037)	$(45,750)	$8,677

Income tax provision consists of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$(665)	$(5,508)	$6,839
State	25	7	5
Foreign	1,673	1,480	281
Total current	$1,033	$(4,021)	$7,125

Deferred:
Federal	$76	$24,407	$(2,968)
State	—	—	—
Foreign	(22)	18	—
Total deferred	54	24,425	(2,968)
Total income tax provision	$1,087	$20,404	$4,157
The following is a reconciliation of the expected statutory federal income tax (benefit) provision to our actual income tax provision (in thousands):

	Years Ended December 31,
	2014	2013	2012
Tax computed at the federal statutory rate	$(33,963)	$(16,012)	$3,037
State tax, net of federal benefit	(44)	(14)	7
Permanent items	130	466	175
Stock-based compensation	534	721	843
Research credits	(1,637)	(7,962)	(3,572)
Tax reserves	275	855	303
Change in valuation allowance	32,070	42,621	3,530
Difference in foreign tax rate	(329)	(285)	(188)
Foreign unremitted earnings	2,838	—	—
Foreign withholding tax	379	—	—
Other	834	14	22
Income tax provision	$1,087	$20,404	$4,157

The significant components of our deferred tax assets and liabilities were comprised of the following at December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Research and development and other credits	$33,001	$30,200
Acquired intangibles	9,013	13,432
Stock-based compensation	13,463	10,120
Capitalized research and development	14	311
Net operating loss carryforwards	24,758	2,660
Capital loss carryforward	3,505	—
Other, net	5,604	3,513
Total deferred tax assets	89,358	60,236
Valuation allowance for deferred tax assets	(86,991)	(58,495)
Deferred tax liabilities:
Depreciation and amortization	(2,612)	(1,932)
Net deferred tax liabilities	$(245)	$(191)
As of December 31, 2014, we had total federal and state net operating loss, or NOL, carryforwards of approximately $67.4 million and $28.3 million, respectively. If not utilized, the federal and state NOL carryforwards will begin to expire in 2021 and 2015, respectively.
As of December 31, 2014, we had federal and state research and development, or R&D, tax credit carryforwards of approximately $21.0 million and $22.3 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2021 unless previously utilized. The California R&D tax credit will carryforward indefinitely.
We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from excess tax benefits. As of December 31, 2014 and 2013, deferred tax assets do not include $1.4 million and $3.0 million, respectively, of these excess tax benefits from employee stock option exercises that are a component of our NOL carryforwards. Additional paid-in capital will be increased up to an additional $1.4 million if such excess tax benefits are realized.
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
As of December 31, 2014, based on the weight of available evidence, we concluded that it is not more likely than not that the benefits of federal and state deferred income tax assets will be realized. We have offset all federal and state deferred tax assets with a valuation allowance, net of deferred tax liabilities related to indefinite-lived intangibles for which no future realization can be expected. Additionally, we expect to realize $0.1 million of deferred tax assets with a net operating loss carryback in 2015.
The net change in the total valuation allowance was an increase of $28.5 million, $41.7 million and $3.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, utilization of NOLs and credit carryforwards may be subject to an annual limitation due to future ownership change limitations provided by the Internal Revenue Code and similar state provisions. The tax benefits related to future utilization of federal and state NOLs and tax credit carryforwards may be limited or lost if cumulative changes in ownership exceed 50% within any three-year period. Previous limitations due to Section 382 have been reflected in the deferred tax assets at December 31, 2014 and 2013.

As of December 31, 2014 and 2013, our unrecognized tax benefits totaled $12.6 million and $9.5 million, respectively, of which $9.4 million and $7.1 million, respectively, would impact the effective tax rate if recognized at a time when the valuation allowance no longer exists.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance as of December 31, 2011	$7,551
Increases related to current year tax positions	979
Decreases related to prior year tax positions	(174)
Balance as of December 31, 2012	8,356
Increases related to current year tax positions	1,505
Decreases related to prior year tax positions	(371)
Balance as of December 31, 2013	9,490
Increases related to current year tax positions	2,109
Increases related to prior year tax positions	1,004
Balance as of December 31, 2014	$12,603
We do not expect unrecognized tax benefits to change significantly over the next 12 months.
We file income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by Federal and State tax authorities for years prior to 2011, however, NOL and R&D credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2014, the amount accrued for interest and penalties associated with uncertain tax positions was nominal.
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
We have provided for U.S. income taxes and foreign withholding taxes on the cumulative unremitted earnings of non-U.S. subsidiaries as future repatriation is possible. As of December 31, 2014, total unremitted earnings in excess of previously included income were $6.3 million.

10.	Employee Benefits
We have a defined contribution 401(k) plan for employees who are at least 21 years of age. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation, but not in excess of the maximum amounts allowed under the Internal Revenue Code. Our contributions to the plan are discretionary. During the years ended December 31, 2014, 2013 and 2012 we contributed $0.7 million, $0.8 million and $0.7 million, respectively, to the plan.
Our Indian subsidiary had a gratuity plan and a compensated absence plan pursuant to which we were required to make payments. Our liability for the gratuity plan was calculated based on the salary of employees multiplied by years of service. Our liability for the compensated absence plan was calculated based on the daily salary of the employees multiplied by 30 days of compensated absence. Due to the closure of our Indian subsidiary, the liabilities were fully paid as of December 31, 2014.

11.	Significant Customer, Vendor and Geographic Information
Customers
Based on direct shipments, customers that exceeded 10% of total net revenues or accounts receivable were as follows:

	Net Revenues			Accounts Receivable
	Years Ended December 31,			As of December 31,
	2014	2013	2012	2014	2013
Actiontec Electronics, Inc.	13%	*	*	*	*
CyberTAN Technology, Inc.	11%	*	*	18%	*
Foxconn Electronics, Inc.	10%	16%	*	15%	12%
Motorola Mobility, Inc.	*	*	13%	*	*
MTI Laboratory, Inc.	11%	*	*	12%	*
Wistron NeWeb Corporation	25%	18%	21%	28%	24%

*	Customer accounted for less than 10% of total net revenues or accounts receivable, as applicable, for the period indicated.
Vendors
Vendors that represented a significant portion of total purchases (exclusive of payroll and related costs) were as follows:

	Years Ended December 31,
	2014	2013	2012
Amkor Technology, Inc.	*	*	12%
NXP Semiconductors	*	*	13%
Taiwan Semiconductor Manufacturing Company, Ltd.	23%	20%	22%
Tower Semiconductor Ltd.	10%	*	*

*	Vendor accounted for less than 10% of total purchases (exclusive of payroll and related costs) for the period indicated
Geographic Information
Net revenues are allocated to the geographic region based on the shipping destination of customer orders. Net revenues by geographic region were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Asia	$178,773	$225,184	$281,425
Europe	2,432	3,669	6,901
United States	5,558	7,148	3,741
North America, other	4,856	23,375	29,611
Total	$191,619	$259,376	$321,678
As of December 31, 2014 and 2013, long-lived assets, which represent property, plant and equipment, net of accumulated depreciation, and lease deposits, located outside of the United States were $5.4 million and $7.4 million, respectively.

12.	Quarterly Financial Data (Unaudited)
The following table presents certain quarterly financial data for the eight consecutive quarters ended December 31, 2014. The unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data. We believe that our quarterly revenue, particularly the mix of revenue components, and operating results are likely to vary in the future. The operating results for any quarter are not necessarily indicative of the operating results for any future period or for any full year.

	Net Revenues	Gross Profit	Net Loss	Basic Net Loss Per Share	Diluted Net Loss Per Share
	(in thousands, except per share data)
Year Ended December 31, 2014
Fourth Quarter	$42,586	$21,082	$(25,385)	$(0.28)	$(0.28)
Third Quarter	43,178	22,569	(27,637)	(0.31)	(0.31)
Second Quarter	50,200	23,538	(21,849)	(0.24)	(0.24)
First Quarter	55,655	26,062	(23,253)	(0.26)	(0.26)
Year Ended December 31, 2013
Fourth Quarter	$57,931	$27,794	$(11,902)	$(0.13)	$(0.13)
Third Quarter	56,376	27,513	(11,935)	(0.13)	(0.13)
Second Quarter	70,612	34,256	(39,913)	(0.44)	(0.44)
First Quarter	74,457	34,839	(2,404)	(0.03)	(0.03)

13.	Legal Matters
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
Between February 9 and February 18, 2015, thirteen putative class-action lawsuits were filed challenging our proposed Merger with MaxLinear, Inc., or MaxLinear, and related entities (the “Proposed Transaction”). Eleven actions were filed in the Court of Chancery for the State of Delaware (captioned Langholz v. Entropic Communications, Inc., C.A. No. 10631-VCP; Tomblin v. v. Entropic Communications, Inc., C.A. No. 10632-VCP; Crill v. v. Entropic Communications, Inc., C.A. No. 10640-VCP; Wohl v. Entropic Communications, Inc., C.A. No. 10644-VCP; Parshall v. Entropic Communications, Inc., C.A. No. 10652-VCP; Saggar v. Padval, C.A. No. 10661-VCP; Iyer v. Tewksbury, C.A. No. 10665-VCP; Respler v. Entropic Communications, Inc., C.A. No. 10669-VCP; Gal v. Entropic Communications, Inc., C.A. No. 10671-VCP; Werbowsky v. Padval, C.A. No. 10673-VCP; and Agosti v. Entropic Communications, Inc., C.A. No. 10676-VCP), and two actions were filed in the Superior Court for the State of California, County of San Diego (captioned Krasinski v. Entropic Communications, Inc., Case No. 37-2015-00004613-CU-SL-CTL; and Khoury v. Entropic Communications, Inc., Case No. 37-2015-00004737-CU-SL-CTL) (collectively, the “Stockholder Litigation”). The complaints in the Stockholder Litigation name as defendants: (i) each member of our Board of Directors, (ii) the Company, and (iii) MaxLinear, Inc. and its wholly-owned subsidiaries, Excalibur Acquisition Corporation and Excalibur Subsidiary, LLC. The plaintiffs in the Stockholder Litigation allege that the our directors breached their fiduciary duties to our public stockholders by, among other things, (a) approving the Proposed Transaction at an inadequate price, (b) implementing an unfair process, and (c) agreeing to certain deal protections that allegedly favor MaxLinear and deter alternative bids.  The plaintiffs also generally allege that the entity defendants aided and abetted the purported breaches of fiduciary duty by the directors. The plaintiffs seek, among other things, an injunction against the consummation of the proposed Merger and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees. On February 12, 2015, plaintiffs in the Wohl action served their first set of requests for production of documents on defendants. On February 18, 2015, plaintiffs in the Krasinski and Khoury actions filed requests for dismissal of each case. We intend to defend these lawsuits vigorously. It is not possible to estimate a probable outcome or potential loss in the event an unfavorable outcome is achieved.

14.	Related Party Transactions
In February 2014, we entered into a contractor services agreement with Semitech Semiconductor Pty Ltd., or Semitech, a privately-funded semiconductor company, to provide development consulting services to us. Our Senior Vice President of Global Marketing is a co-founder, former Chief Executive Officer and current shareholder in Semitech. During the year ended December 31, 2014, we paid $0.2 million to Semitech.

15. Subsequent Event
On February 3, 2015, we entered into an Agreement and Plan of Merger and Reorganization with MaxLinear, a Delaware corporation, pursuant to which MaxLinear agreed to acquire all of our outstanding capital stock in a combined stock and cash transaction valued at approximately $287 million based on the closing stock price of MaxLinear’s Class A Common Stock on February 2, 2015. This proposed transaction, hereinafter the Merger, would result in us merging with a subsidiary of MaxLinear and becoming a wholly-owned subsidiary of MaxLinear. In connection with the Merger, all of our issued and outstanding shares of Common Stock, par value $0.001 per share, will be cancelled and converted into the right to receive consideration per share consisting of (i) an amount in cash equal to $1.20, plus (ii) 0.2200 of a share of MaxLinear’s Class A Common Stock, par value $0.0001 per share, or the Stock Consideration, plus (iii) any cash payable in lieu of fractional shares of MaxLinear’s Class A Common Stock otherwise issuable as Stock Consideration. The Merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. The completion of the Merger is subject to the satisfaction or waiver of a number of closing conditions, including, among others, adoption of the Merger Agreement by the holders of a majority of our outstanding Common Stock, approval of the issuance of the MaxLinear Class A Common Stock by the stockholders of MaxLinear and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
ENTROPIC COMMUNICATIONS, INC.
(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$38	$(38)	$—
Reserve for excess and obsolete inventory	3,708	364	(720)	3,352
Total	$3,708	$402	$(758)	$3,352
Year Ended December 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserve for excess and obsolete inventory	3,315	3,466	(3,073)	3,708
Total	$3,315	$3,466	$(3,073)	$3,708
Year Ended December 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserve for excess and obsolete inventory	3,284	349	(318)	3,315
Total	$3,284	$349	$(318)	$3,315

S-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTROPIC COMMUNICATIONS, INC.

By:	/S/ THEODORE TEWKSBURY
Theodore Tewksbury President and Chief Executive Officer

Date:	February 23, 2015

By:	/S/ DAVID LYLE
David Lyle Chief Financial Officer

Date:	February 23, 2015

By:	/S/ SHANNON CATALANO
Shannon Catalano Vice President, Accounting and Chief Accounting Officer

Date:	February 23, 2015
Each of the undersigned directors and officers of Entropic Communications, Inc., hereby severally constitute Theodore Tewksbury, David Lyle and Shannon Catalano, and each of them singly, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and we hereby grant unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THEODORE TEWKSBURY	President, Chief Executive Officer and Member of the Board of Directors	February 23, 2015
Theodore Tewksbury	(Principal Executive Officer)

/S/ DAVID LYLE	Chief Financial Officer	February 23, 2015
David Lyle	(Principal Financial Officer)

/S/ SHANNON CATALANO	Vice President, Accounting and Chief Accounting Officer	February 23, 2015
Shannon Catalano	(Principal Accounting Officer)

/S/ UMESH PADVAL	Chairman of the Board of Directors	February 23, 2015
Umesh Padval

/S/ ROBERT L. BAILEY	Member of the Board of Directors	February 23, 2015
Robert L. Bailey

/S/ WILLIAM BOCK	Member of the Board of Directors	February 23, 2015
William Bock

/S/ KEITH BECHARD	Member of the Board of Directors	February 23, 2015
Keith Bechard

/S/ KENNETH MERCHANT	Member of the Board of Directors	February 23, 2015
Kenneth Merchant

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1(13)	Asset Purchase Agreement dated January 18, 2012 by and between the Registrant and Trident Microsystems, Inc. and certain of its subsidiaries.
2.2(13)	Amendment to Asset Purchase Agreement, dated January 18, 2012 by and between the Registrant and Trident Microsystems, Inc. and certain of its subsidiaries.
2.3(16)	Second Amendment, dated February 2, 2012, to Asset Purchase Agreement, dated January 18, 2012 by and between the Registrant and Trident Microsystems, Inc. and certain of its subsidiaries.
2.4(16)	Third Amendment, dated March 14, 2012, to Asset Purchase Agreement, dated January 18, 2012 by and between the Registrant and Trident Microsystems, Inc. and certain of its subsidiaries.
2.5(22)	Agreement and Plan of Merger and Reorganization, dated February 3, 2015, by and among MaxLinear, Inc., Excalibur Acquisition Corporation, Excalibur Subsidiary, LLC and the Registrant.
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Form of Common Stock Certificate of the Registrant.
10.1+(4)	2007 Equity Incentive Plan and Form of Option Agreement, Form of Option Grant Notice thereunder and Notice of Exercise.
10.2+(5)	2007 Non-Employee Directors’ Stock Option Plan and Form of Option Agreement, Forms of Grant Notice and Notice of Exercise thereunder.
10.3+(4)	2007 Employee Stock Purchase Plan and Form of Offering Document thereunder.
10.4+(3)	2001 Equity Incentive Plan and Form of Stock Option Agreement, Form of Notice Grant of Stock Option and Form of Stock Option Exercise Notice thereunder.
10.5+(3)	RF Magic, Inc. 2000 Incentive Stock Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.
10.6+(6)	Entropic Communications, Inc. Management Bonus Plan.
10.7+(2)	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.
10.8+(3)	Form of Employee Innovations and Proprietary Rights Assignment Agreement by and between the Registrant and each of its executive officers.
10.9+(9)	Amended and Restated Executive Employment Agreement dated December 7, 2009 by and between the Registrant and Patrick Henry.
10.10+(7)	Employment Offer Letter dated June 15, 2007 by and between the Registrant and David Lyle.
10.11+(9)	Amended and Restated Change of Control Agreement dated December 7, 2009 by and between the Registrant and David Lyle.
10.12+(8)	Employment Offer Letter dated August 30, 2012 by and between the Registrant and Charles Lesko, as amended.
10.13+(8)	Employment Offer Letter dated August 12, 2012 by and between the Registrant and Vahid Manian.
10.14+(12)	Amended and Restated Offer Letter and Relocation Agreement dated May 19, 2011 by and between the Registrant and Michael Farese.
10.15+(12)	Amended and Restated Relocation Agreement dated May 19, 2011 by and between the Registrant and Michael Farese.
10.16+(5)	Change of Control Agreement dated June 1, 2010 by and between the Registrant and Michael Farese.

Exhibit Number	Description of Document
10.17+(3)	Director Offer Letter dated March 25, 2007 by and between the Registrant and Kenneth Merchant.
10.18+(3)	Director Offer Letter dated November 23, 2004 by and between the Registrant and Umesh Padval.
10.19+(10)	Director Offer Letter dated June 9, 2009 by and between the Registrant and Keith Bechard.
10.20+(11)	Director Offer Letter dated August 29, 2010 by and between Registrant and Dr. Ted Tewksbury.
10.21+(11)	Director Offer Letter dated September 1, 2010 by and between Registrant and Robert Bailey.
10.22+(18)	Director Offer Letter dated September 14, 2012 by and between Registrant and William G. Bock.
10.23(17)	Amended Office Lease dated October 16, 2013 by and between the Registrant and Kilroy Realty, L.P.
10.24(3)	Promoter Member Agreement dated November 20, 2003, as amended, by and between the Registrant and Multimedia over Coax Alliance.
10.25#(3)	Corporate Supply Agreement dated March 2, 2006 by and between the Registrant and Motorola Mobility, Inc. (formerly Motorola, Inc.)
10.26#(3)	Development and License Agreement dated September 15, 2002 by and between RF Magic, Inc. and STMicroelectronics N.V.
10.27+(12)	Entropic Communications, Inc. Nonqualified Deferred Compensation Plan.
10.28+(12)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement-Recipients Not Eligible to Participate Under the Nonqualified Deferred Compensation Plan.
10.29+(12)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement-Recipients Eligible to Participate Under the Nonqualified Deferred Compensation Plan.
10.30+(14)	Entropic Communications, Inc. 2012 Inducement Award Plan.
10.31+(14)	Form of Stock Option Agreement for the 2012 Inducement Award Plan.
10.32+(14)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for the 2012 Inducement Award Plan.
10.33#(15)
Amended and Restated Manufacturing Services Agreement, dated April 12, 2012, by and between the Registrant (as successor-in-interest to Trident Microsystems (Far East) Ltd.) and NXP Semiconductors Netherlands B.V.

10.34+(19)	Employment Offer Letter dated August 27, 2013 by and between the Registrant and Matthew Rhodes.
10.35+(20)	Employment Offer Letter from the Registrant to Shannon Catalano, dated June 16, 2014.
10.36+(20)	Amendment to Executive Employment Agreement between the Registrant and Patrick Henry, dated June 20, 2014.
10.37+(20)
Form of Standard Amendment to the Change of Control Agreement between the Registrant and certain named executive officers of the Registrant, dated May 14, 2014 executed by the following executive officers: Michael Farese, Charlie Lesko and Matt Rhodes.

10.38+(20)	Form of Enhanced Amendment to the Change of Control Agreement between the Registrant and David Lyle, dated May 14, 2014.
10.39+(21)	David Lyle Compensation Changes Agreement, dated October 6, 2014.
10.40+(21)	Mike Farese Compensation and Work Schedule Agreement, dated October 17, 2014.
10.41+*	Patrick Henry Release and Waiver of Claims
10.42+*	Employment Offer Letter dated November 10, 2014 by and between the Registrant and Theodore Tewksbury.
10.43+*	Amended and Restated Change of Control Agreement dated December 17, 2014 by and between the Registrant and Theodore Tewksbury.

Exhibit Number	Description of Document
10.44+*	Independent Contractor Agreement dated December 22, 2014 by and between the Registrant and Michael Farese.
10.45+*	Form of 2014 Performance Stock Unit Grant Notice and Agreement issued to Executive Officers pursuant to Registrant's 2007 Equity Incentive Plan.
10.46+(7)	Employment Offer Letter dated April 17, 2007 by and between the Registrant and Lance Bridges.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included as part of the signature page).
31.1*	Certification of the Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Filed herewith.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2013.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-144899), as amended, filed with the SEC.

(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2008.

(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 3, 2011.

(6)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2010.

(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2008.

(8)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 3, 2013.

(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2009.

(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2009.

(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2010.

(12)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2011.

(13)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed with the SEC on January 20, 2012.

(14)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed with the SEC on April 17, 2012.

(15)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2012.

(16)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed with the SEC on April 18, 2012.

(17)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 5, 2013.

(18)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2013.

(19)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014.

(20)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014.

(21)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014.

(22)	Incorporated herein by reference to Registrant's Current Report on Form 8-K filed with the SEC on February 5, 2015.